Form 10-Q
period 2012-02-29
HAPYKIDZ.COM
filed 2012-04-30
CIK 1532595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

       . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 333-177500

HAPYKIDZ.COM, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2859440
(State of incorporation)	(I.R.S. Employer Identification No.)

6409 E. Nisbet Road

Scottsdale, AZ 85254

 (Address of principal executive offices)

Phone:  (480) 242-3061

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

 (Not required) Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X  . No      .

As of April 11, 2012, there were 7,500,000 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

HAPYKIDZ.COM, INC.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of HapyKidz.com, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," or the "Company," refers to HapyKidz.com, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HapyKidz.com, Inc.

(A Development Stage Company)

Financial Statements

(Expressed in U.S. dollars)

February 29, 2012

(unaudited)

Condensed Balance Sheets	4

Condensed Statements of Operations	5

Condensed Statements of Cash Flows	6

Notes to the Condensed Financial Statements	7

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	February 29, 2012 $	August 31, 2011 $

ASSETS

Cash	477	5,419

Total Assets	477	5,419

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	24,173	107
Accrued compensation	7,000	1,000
Notes payable – related party	25,000	14,000

Total Liabilities	56,173	15,107

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 7,500,000 common shares	7,500	7,500

Additional paid-in capital	(7,500)	(7,500)

Accumulated deficit during the development stage	(55,696)	(9,688)

Total Stockholders’ Deficit	(55,696)	(9,688)

Total Liabilities and Stockholders’ Deficit	477	5,419

(The accompanying notes are an integral part of these condensed financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

	For the three months ended February 29, 2012 $	For the six months ended February 29, 2012 $	For the period from July 29, 2011 (Date of Inception) to February 29, 2012 $

Revenues	–	–	–

Operating Expenses

General and administrative	1,136	1,812	2,893
Management fees	3,000	6,000	7,000
Professional fees	27,300	37,300	42,300
Website expense	–	–	2,500

Total Operating Expenses	31,436	45,112	54,693

Net Loss before other expenses	(31,436)	(45,112)	(54,693)

Other Expenses

Interest expense	(523)	(896)	(1,003)

Net Loss	(31,959)	(46,008)	(55,696)
Net Earnings per Share – Basic and Diluted	–	(0.01)	–
Weighted Average Shares Outstanding – Basic and Diluted	7,500,000	7,500,000	–

(The accompanying notes are an integral part of these condensed financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Statements of Cashflows

(Expressed in US dollars)

	For the six months ended February 29, 2012 $	For the period from July 29, 2011 (Date of Inception) to February 29, 2012 $

Operating Activities

Net loss	(46,008)	(55,696)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	24,066	24,173
Accrued compensation	6,000	7,000

Net Cash Used In Operating Activities	(15,942)	(24,523)

Financing Activities

Proceeds from issuance of notes payable to a related party	11,000	25,200
Repayment of notes payable to a related party	–	(200)

Net Cash Provided by Financing Activities	11,000	25,000

Increase (Decrease) in Cash	(4,942)	477

Cash – Beginning of Period	5,419	–

Cash – End of Period	477	477

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

HapyKidz.com, Inc. (the “Company”) was incorporated in the state of Nevada on July 29, 2011. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s August 31, 2011 audited financial statements. The results of operations for the periods ended February 29, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 29, 2012, the Company has not recognized any revenue, and has a working capital deficit and an accumulated deficit of $55,696. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

b)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is August 31.

c)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

2.

Summary of Significant Accounting Policies (Continued)

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of February 29, 2012, the Company did not have any potentially dilutive shares.

e)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Related Party Transactions

a)

During the six month period ended February 29, 2012, the Company received $11,000 in additional cash loans from the President of the Company. Total related party notes payable as of February 29, 2012 were $25,000.  Of this total, $21,000 is unsecured, bears interest at 10 percent per annum, and is due on demand.  The remaining $4,000 is unsecured, bears no interest, and is due on demand.

b)

During the periods ended February 29, 2012 and August 31, 2011, the Company incurred $6,000 and $1,000, respectively, of management fees payable to the President and Director of the Company. The resulting compensation expense is included in accrued compensation of $7,000 and $1,000 at February 29, 2012 and August 31, 2011, respectively.

4.

Subsequent Events

On April 18, 2012, the Company received $20,000 in additional cash loans from the President of the Company. This note is unsecured, bears interest at 10 percent (10%) per annum, and is due on demand.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	February 29, 2012 $	August 31, 2011 $
Current Assets	477	5,419
Current Liabilities	56,173	15,107
Working Capital Deficit	(55,696)	(9,688)

Cash Flows

Six months ended
February 29, 2012 $
Cash Flows used in Operating Activities	(15,942)
Cash Flows used in Financing Activities	11,000
Net decrease in Cash During Period	(4,942)

Operating Revenues

From the company’s inception on July 29, 2011 to February 29, 2012, the Company did not record any sales revenue.

Operating Expenses and Net Loss

Operating expenses for the six months ended February 29, 2012 were $45,112, which was comprised of $37,300 for accounting, audit, and legal services, $6,000 for management fees to the President and director of the Company at a rate of $1,000 per month, and $1,812 of general and administrative costs relating to general operating costs.

Net loss for the period ended February 29, 2012 was $46,008. In addition to operating expense, the Company also incurred interest of $896 of interest expense relating to interest accrued on notes payable of $21,000 that is unsecured, due interest at 10% per annum, and due on demand.

Liquidity and Capital Resources

As at February 29, 2012, the Company has a cash and total asset balance of $477 and total liabilities of $56,173.  Liabilities are comprised of $25,000 of note payable owed to President and Director of the Company, of which $21,000 is unsecured, bears interest at 10% per annum, and is due on demand, $7,000 owing to the President and Director of the Company for management fees which is unsecured, non-interest bearing, and due on demand.  As at February 29, 2012, the Company recorded $1,003 of accrued interest relating to the note payable.

As at August 31, 2011, the Company has a cash and total asset balance of $5,419 and total liabilities of $15,107.  Liabilities are comprised of $14,000 of note payable owed to President and Director of the Company, of which $11,000 is unsecured, bears interest at 10% per annum, and is due on demand, $1,000 owing to the President and Director of the Company for management fees which is unsecured, non-interest bearing, and due on demand.  As at August 31, 2011, the Company recorded $107 of accrued interest relating to the note payable.

As at February 29, 2012, the Company had a working capital deficit of $55,696 compared with a working capital deficit of $9,688 as at August 31, 2011.  The increase in working capital deficit was attributed to the lack of sufficient cash flows to pay outstanding day-to-day obligations and amounts due to a related party.

Cashflow from Operating Activities

During the six months ended February 29, 2012, the Company used cash of $15,942 for operating activities which were financed by proceeds received from financing activities. The cash for operating activities were used for payment of outstanding professional fees, incorporation costs relating to the start-up of the Company and the costs incurred for the S-1 registration process, and repayment of a note payable to the President and director of the Company.

Cashflow from Investing Activities

During the six months ended February 29, 2012, the Company did not have any investing activities.

Cashflow from Financing Activities

During the six months ended February 29, 2012, the Company received $11,000 of cash financing from the issuance of a note payable to a related party, of which $10,000 is unsecured, bears interest at 10% per annum, and is due on demand; and the remaining $1,000 is unsecured, non-interest bearing, and is due on demand.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 29, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 4, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on August 4, 2011 as part of our Registration Statement on Form S-1.
10.01	Promissory Note between the Company and Holli Morris dated August 10, 2011	Filed with the SEC on November 4, 2011 as part of our Quarterly Report on Form 10-Q.
10.02	Promissory Note between the Company and Holli Morris dated August 10, 2011	Filed with the SEC on November 4, 2011 as part of our Quarterly Report on Form 10-Q.
10.03	Promissory Note between the Company and Holli Morris dated December 6, 2011	Filed with the SEC on November 4, 2011 as part of our Quarterly Report on Form 10-Q.
10.04	Promissory Note between the Company and Holli Morris dated April 18, 2012	Filed herewith.
14.01	Code of Ethics	Filed with the SEC on August 4, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAPYKIDZ.COM, INC.
Dated: April 30, 2012	/s/ Holli Morris
By: Holli Morris
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 30, 2012	/s/ Holli Morris
By: Holli Morris Its: Director