Form 10-Q
period 2012-05-31
HAPYKIDZ.COM
filed 2012-07-16
CIK 1532595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

  X  . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

  X  . Yes            .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        . Yes     X  .  No  (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

      .

Accelerated Filer

      .

Non-Accelerated Filer

      .

Smaller Reporting Company

  X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  X  . Yes        .  No

As of July 13, 2012, there were 7,500,000 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

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

(Expressed in US dollars)

May 31, 2012

Condensed Balance Sheets

4

Condensed Statements of Operations

5

Condensed Statements of Cash Flows

6

Notes to the Condensed Financial Statements

7

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	May 31, 2012 $ (unaudited)	August 31, 2011 $

ASSETS

Cash	2,073	5,419

Total Assets	2,073	5,419

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	28,112	107
Accrued compensation	10,000	1,000
Notes payable – related party	45,000	14,000

Total Liabilities	83,112	15,107

STOCKHOLDERS’ DEFICIT

Preferred Stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares	–	–

Common Stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 7,500,000 common shares	7,500	7,500

Additional paid-in capital	(7,500)	(7,500)

Accumulated deficit during the development stage	(81,039)	(9,688)

Total Stockholders’ Deficit	(81,039)	(9,688)

Total Liabilities and Stockholders’ Deficit	2,073	5,419

(The accompanying notes are an integral part of these condensed financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended May 31, 2012 $	For the nine months ended May 31, 2012 $	For the period from July 29, 2011 (Date of Inception) to May 31, 2012 $

Revenues	–	–	–

Operating Expenses

Consulting fees	10,000	10,000	10,000
General and administrative	3,174	4,986	6,067
Management fees	3,000	9,000	10,000
Professional fees	8,300	45,600	50,600
Website expense	–	–	2,500

Total Operating Expenses	24,474	69,586	79,167

Net Loss before other expenses	(24,474)	(69,586)	(79,167)

Other Expenses

Interest expense	(869)	(1,765)	(1,872)

Net Loss	(25,343)	(71,351)	(81,039)
Net Earnings per Share – Basic and Diluted	–	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	7,500,000	7,500,000

(The accompanying notes are an integral part of these condensed financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the nine months ended May 31, 2012 $	For the period from July 29, 2011 (Date of Inception) to May 31, 2012 $

Operating Activities

Net loss for the period	(71,351)	(81,039)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	28,005	28,112
Accrued compensation	9,000	10,000

Net Cash Used In Operating Activities	(34,346)	(42,927)

Financing Activities

Proceeds from issuance of notes payable to a related party	31,000	45,200
Repayment of notes payable to a related party	–	(200)

Net Cash Provided by Financing Activities	31,000	45,000

Increase (Decrease) in Cash	(3,346)	2,073

Cash – Beginning of Period	5,419	–

Cash – End of Period	2,073	2,073

Supplemental Disclosures

Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of these condensed financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Hapykidz.com, Inc. (the “Company”) was incorporated in the state of Nevada on July 29, 2011. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2012, the Company has not recognized any revenue, and has a working capital deficit and an accumulated deficit of $81,039. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of May 31, 2012, the Company did not have any potentially dilutive shares.

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

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

3.

Related Party Transactions

a)

During the nine month period ended May 31, 2012, the Company received $31,000 in additional cash loans from the President of the Company. Total related party notes payable as of May 31, 2012 were $45,000. Of this total, $41,000 is unsecured, bears interest at 10 percent annum, and is due on demand. The remaining $4,000 is unsecured, bears no interest, and is due on demand.

b)

During the periods ended May 31, 2012 and August 31, 2011, the Company incurred $9,000 and $1,000, respectively, of management fees payable to the President and Director of the Company. The resulting compensation expense is included in accrued compensation of $10,000 and $1,000 at May 31, 2012 and August 31, 2011, respectively.

4.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2012 $	August 31, 2011 $

Current Assets	2,073	5,419
Current Liabilities	83,112	15,107
Working Capital Deficit	(81,039)	(9,688)

Cash Flows

Nine months ended
May 31, 2012 $
Cash Flows used in Operating Activities	(34,346)
Cash Flows used in Financing Activities	31,000
Net decrease in Cash During Period	(3,346)

Operating Revenues

From the company’s inception on July 29, 2011 to May 31, 2012, the Company did not record any sales revenue.

Operating Expenses and Net Loss

Operating expenses for the nine months ended May 31, 2012 were $69,586, which was comprised of $45,600 for accounting, audit, and legal services, $9,000 for management fees to the President and director of the Company at a rate of $1,000 per month, consulting fees of $10,000, and $4,986 of general and administrative costs relating to general operating costs.

Net loss for the period ended May 31, 2012 was $71,351. In addition to operating expense, the Company also incurred interest of $1,765 of interest expense relating to interest accrued on notes payable of $41,000 that is unsecured, due interest at 10% per annum, and due on demand.

 Liquidity and Capital Resources

As at May 31, 2012, the Company has a cash and total asset balance of $2,073 and total liabilities of $83,112.  Liabilities are comprised of $45,000 of note payable owed to President and Director of the Company, of which $41,000 is unsecured, bears interest at 10% per annum, and is due on demand, $28,112 of accounts payable and accrued liabilities for general expenditures and professional fees, and $10,000 owing to the President and Director of the Company for management fees which is unsecured, non-interest bearing, and due on demand.

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

As at May 31, 2012, the Company had a working capital deficit of $81,039 compared with a working capital deficit of $9,688 as at August 31, 2011.  The increase in working capital deficit was attributed to the lack of sufficient cash flows to pay outstanding day-to-day obligations and amounts due to a related party.

Cashflow from Operating Activities

During the nine months ended May 31, 2012, the Company used cash of $34,346 for operating activities which were financed by proceeds received from financing activities. The cash for operating activities were used for payment of outstanding professional fees and general expenditures.

Cashflow from Investing Activities

During the nine months ended May 31, 2012, the Company did not have any investing activities.

Cashflow from Financing Activities

During the nine months ended May 31, 2012, the Company received $31,000 of cash financing from the issuance of a note payable to a related party.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
10.01	Promissory Note between the Company and Holli Morris dated August 10, 2011	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Holli Morris dated August 10, 2011	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Holli Morris dated December 6, 2011	Filed with the SEC on December 9, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Holli Morris dated April 18, 2012	Filed with the SEC on April 30, 2012 as part of our Quarterly Report on Form 10-Q.
14.01	Code of Ethics	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

HAPYKIDZ.COM, INC.
Dated: July 16, 2012	/s/ Holli Morris
By: Holli Morris
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 16, 2012	/s/ Holli Morris
By: Holli Morris Its: Director