Form 10-K
period 2012-08-31
HAPYKIDZ.COM
filed 2012-12-14
CIK 1532595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2012

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________  to ______

HAPYKIDZ.COM, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-177500	45-2859440
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
6409 E. Nisbet Road Scottsdale, AZ 85254 (Address of principal executive offices)

Phone: (480) 242-3061
(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No   X  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X  . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as was $NIL, based upon the price ($NIL) at which the common stock was last sold as of February 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of December 14, 2012, there were 7,900,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to the “Company”, “HKDZ”, “we”, “us” and “our” are references to HapyKidz.com, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Company Overview

The Company was incorporated in the State of Nevada on July 28, 2011.  Our company plans to become an e-commerce marketplace that connects merchants to consumers by offering daily discounts on goods and services through our future website. Our corporate headquarters are located at 6409 E. Nisbet Road, Scottsdale, Arizona 85254, but we plan to launch our business throughout the greater Phoenix, Arizona area, which will include most of the large cities within Maricopa County.

The Company will be an Internet-based company that provides daily deals/coupons to consumers within Maricopa County, Arizona. The goal of the Company is to utilize the proven business models of companies such as Groupon® and Living Social® to design and develop a daily deal e-commerce company that will focus on the niche market of family-oriented merchants. We believe that the growth of companies such as Groupon and Living Social have proven that there is a large market for “daily deal” website companies. Our strategy will utilize many of the same ideas, yet will capitalize on two key features: family-oriented deals and charitable donations.  Family-oriented deals refer to those deals for products and services that we believe are suitable and content-appropriate for all members of the average family and that are designed for family members to use and enjoy together, such as discounts on family vacation packages, outdoor activities, restaurants and more.  The charitable donations that we intend to give to local charities will be 50% of our net profits from consumers’ purchases, even if the Company is not profitable.

Our sole officer and director has only recently become interested in creating an Internet-based company, and does not have any professional training or technical credentials in the development and maintenance of websites or a daily/weekly coupon website company. Nevertheless, Ms. Morris has several years of management experience and intends to devote a significant amount of time and effort to the Company.  She is in charge of overseeing all development strategies, supervising any and all future personnel, including any consultants or contractors that we will engage to assist in developing our website platform and the establishment of our future sales team.

To this end, we intend to retain a qualified website developer on a contract basis to build the website platform that we envision.  Although, we do not have any verbal or written agreements regarding the retention of any qualified website developer, we have been in contact with several graphic design companies and website developers in order to estimate the expected costs of our website launch. Once we are able to develop our proposed website platform, we will initially provide consumers with savings and help families discover new things to do, see, eat, and buy within Maricopa County, Arizona.  Our Company will strive to promote family values and goodwill by emphasizing our business model of providing savings to consumers and we intend to help the local community through charitable donations. We believe that by linking consumers with merchants, our business model will benefit consumers, merchants and charities within Maricopa County by creating savings for consumer families, stimulating the local economy and generating funds to be donated to local charities.

Current Operations

Since inception, our operations have consisted of the incorporation of our Company in the State of Nevada, the organization of our business and the design of our business model.  We have conducted Internet research of the online deal-a-day industry to determine whether our business plan can become a viable and profitable business as we move forward.  We researched industry statistics, trends, forecasts and more on PricewaterhouseCoopers LLP (www.pwc.com), IBISWorld (www.ibisworld.com), First Research (www.firstresearch.com) and Bia/Kelsey (www.biakelsey.com). The results of our research indicated that the online deal-a-day industry is a thriving industry that is expected to grow from $873 million in 2011 to $4.2 billion in 2015, representing a 36.7 percent compound annual growth rate.  (“BIA/Kelsey Revises Deals Forecast Upward Slightly, Due to More Entrants, Rapid Market Expansion and Growing Consumer Adoption.”  BIA/Kelsey, 2011).

We have written an extensive business plan in which we have identified several potential merchants in the local community whose products and services we intend to offer discounts and deals on and have determined the types of products which we intend to offer through our proposed website platform.  Further, we have enlisted the services of a design firm to design our Company logo and initial mockups of our proposed website. The full scope of the products we intend to offer is mapped out in our “Products and Services” section below.

Industry Overview and Market Opportunity

Our Company will attempt to gain market share in the daily deal e-commerce industry. As the Internet continues to change the way that people shop for products and services, there is enormous potential for developing an Internet-based company.  With trailblazers in the daily deal industry such as Groupon, BuyWithMe® and Living Social, the business model for a daily deal website has already proven to be a huge success. Companies in this industry generally operate using the same essential equation to produce revenue:

Daily Reach    X    Deal Quality    =     Revenue

Within this simple equation, Daily Reach is defined as the number of people that view your daily deals each day. Deal Quality is defined as the value a consumer sees in a given deal. We intend to utilize many of the same features that the larger industry leaders use in order to enhance Daily Reach and Deal Quality.  However, we will also attempt to carve out a niche market in the industry by focusing on family-oriented deals for children and by donating a percentage of our profits to local charities.

We intend for our first market to be located around our corporate headquarters in Maricopa County, Arizona.  We feel that there is a large population of families and children in this area to successfully launch and beta test our proposed website.  According to the U.S. Census Bureau, Maricopa County, Arizona, which includes the greater Phoenix area, was home to over 3.8 million people in 2011.  Further, the per capita income in Maricopa County was approximately $27,000 in 2009, of which approximately 55% was spent on retail products.

Consumers will be able to subscribe to our future website by registering with us.  Registration is a one-step process where the consumer simply goes to our website and provides us with their e-mail address where we can send our offers.  We intend to help consumers save money by offering subscribers to our website daily deal coupons from merchants in the local community.  Our services will also be beneficial to the merchants because we will be driving consumers to their businesses.  The main business sectors which we feel will benefit the most from our proposed platform and which we intend to offer our daily deals from, are as follows:

There are many different business sectors and types of merchants within our proposed market that can be broken down into five broad categories identified below. Based on our initial market research of consumer spending and our competitors’ deals, we will try to seek out daily deals based on the percentages listed below in order to maximize subscriber purchases and increase revenue:

Products and Services

Our proposed initial products are as follows, and will be launched in the order that they appear. It is our focus to launch our first proposed product and gain the acceptance of at least ten (10) local merchants before we launch any additional products.

1.  Daily Dealeo. We plan to offer a featured daily deal from a local merchant, called a “Daily Dealeo", via an e-mail sent to our future subscribers. Each Daily Dealeo e-mail will include direct hyperlinks to our website and allow subscribers to easily view and purchase the daily deals directly from our website. The Daily Dealeos will also be accessible by directly navigating to our website.  The Daily Dealeo will be an offer made to our future subscribers to purchase goods or services from a local merchant for a discounted price of 50 – 90% off the retail value and will be available for purchase on our website for a period of 24 hours.  The merchants will decide the exact percentage discount on the goods or services, based on their in-house costs. Once we are able to develop and launch our proposed website platform, our Daily Dealeo page will look similar to the image below:

Visitors to our website will be prompted to register as a subscriber when they first visit our website.  Visitors will be able to view Daily Dealeos from our website, but will not be able to view detailed information about the Daily Dealeo or purchase a Daily Dealeo without first subscribing.  The basic Daily Dealeo page will display the “Highlights” of the deal, purchase price, value, discount and savings of the deal, the remaining time to purchase the deal, a brief summary of the fine print details, and the total number of that specific deal that have been purchased.  Further, the page will include a function that will allow subscribers to share the Daily Dealeo with their friends and families via Facebook, Twitter®, e-mail or by RSS feed.

When a subscriber decides to purchase a given deal, he or she will simply click the “Buy Now!” button on our website.  Upon clicking the “Buy Now!” button, the subscriber will automatically be taken to a separate web page that will provide additional information about the deal, detailed information about the merchant, a map of the merchant’s location and reviews of the merchant’s business.  The subscriber will then be able to make a secure purchase of the daily deal through an e-commerce platform that we will integrate into our website.  As of the date of this filing, we have not acquired any subscribers or a merchant base.

2.  National Dealeo. We plan to offer deals to our subscribers from national merchants that have locations or that offer products and services within our target area. The deals that we negotiate from national merchants will be separate from the Daily Dealeos, and will be available for purchase for longer periods of time.  Rather than run for 24 hours, a National Dealeo will remain active for 1 – 7 days, depending on the terms that are agreed to by the merchant. Once we are able to offer National Dealeos, they will appear on the right-hand side of our website as shown below. The National Dealeos will also be offered via e-mail and directly through our website and will entail the same process as the Daily Dealeos.

3.  Dealeo on the Go. Once we have created a mobile website and downloadable applications for smartphones and tablets, we intend to launch our Dealeo on the Go product which will offer products and services instantly to subscribers via their mobile devices.  The deals offered through our Dealeo on the Go product will be available for purchase for a very short time frame, approximately 24 hours or less, and can be offered directly by the merchants themselves.  We do not intend to launch this proposed product until we have established a large daily reach and a merchant base with high deal quality.

As we grow over time and collect a large backlog of deals to offer, we may begin to feature multiple deals per city per day, which will be matched to different types of subscribers based on their personal preferences. We intend to set our future products apart from the competition by offering higher payouts to merchants and developing a charitable donation program. We intend to have 100% transparency with respect to our payout structure, that is, all subscribers and merchants will be able to view from our website the portion of each sale that will be distributed to the merchant, to our Company, and to the local charity.

For each completed transaction, 70% of the revenue will be distributed to the merchant and 30% of the revenue will be distributed to the Company. Of the 30% distributed to the Company, the Company will deduct a pro rata portion (based on the purchase price of the deal) of its overall business operating expenses and the costs associated with offering the deal, not to exceed 20% of the revenue received from the transaction.  Such operating expenses and costs will include the Company’s marketing costs, wages, consulting fees, costs associated with establishing and maintaining the Company’s website, and general and administrative costs.   After these expenses and costs have been deducted from the 30%, the remaining net profits, which shall be no less than 10% of the revenue received from the transaction, will be split evenly between a local charity and the Company.  Based on this structure, the charity will never receive less than 5% of the total revenue from each completed purchase, even if the Company is not profitable.

This payout structure will be the same for each deal for each of our Daily Dealeo, National Dealeo and Dealeo on the Go products.  Accordingly, we will adjust the purchase price of each deal to cover the respective amounts to be paid to the merchant, Company and charity.  As a result, the purchase price of a deal may be higher than what a consumer may be willing to pay.  This could affect our ability to sell our intended deals, acquire large numbers of subscribers, gain market acceptance of our products and services or become profitable in the near future.

An example of a typical HapyKidz Daily Dealeo payout will be as follows:

▪

A Daily Dealeo costs $25 for $50 worth of products or services.  Here, the consumer will receive a 50% discount.  For each deal that the Company intends to offer, the percentage discount to the consumer will range from 50 – 90% off the retail value, to be determined by the merchants based on their in-house costs.

▪

Of the $25 paid by the consumer, 70% ($17.50) will be distributed to the merchant and 30% ($7.50) will be distributed to the Company.

▪

Of the 30% ($7.50) distributed to the Company, the Company will deduct a pro rata portion of the Company’s overall operating expenses and costs associated with offering the deal.  For this example, we will assume that the pro rata portion of the Company’s expenses and costs for a $25.00 deal equals $3.80.

▪

The remaining net profits of $3.70 will be split evenly between the Company ($1.85) and the charity ($1.85).

According to our industry research, most daily deal companies offer 50% of the revenue to the merchant and retain 50% for their own company. We believe that by offering a higher payout structure to our merchants we will be able to break into the industry faster and obtain a larger share of the market more quickly. We believe that our higher payout structure will entice merchants to provide us with top quality deals, thus enhancing the value of our proposed products.  However, it is unknown at this time if the large percentage of revenue that we intend to offer merchants and charities will limit our ability to generate substantial revenues.  This may prevent our Company from operating profitably; if we are unable to operate profitably, we may be forced to cease all business operations.

We believe our proposed products will also gain market share because of our charitable donation payout. We will donate at least 5% of our revenues to charities even if the Company is not profitable. Before we launch our website, we plan to partner with three local charities in each community in which we will offer our intended products.  When subscribers make purchases from our website, they will have the option to select one of the three charities that will receive a percentage of the purchase. Our charitable donations structure will utilize what is known as “embedded generosity”, wherein the donation will be made without any extra out-of-pocket costs to the subscribers or merchants.  Embedded generosity is a simple way to make a donation without requiring any extra cost or effort, as the donation is made through tasks or activities, such as online shopping, that consumers engage in on a daily basis.

As of the date of this filing, we have not acquired a subscriber or merchant base.  We intend to attract subscribers and merchants to our proposed website through our marketing plan, as outlined below in the section entitled “Marketing and Distribution Strategy”, which shall include word-of-mouth advertising and a marketing campaign.  We will seek to acquire subscribers by advertising the key features of our business model, family-oriented deals and charitable donations.  We will seek to attract merchants by advertising our payout structure whereby 70% of the revenue generated from consumer purchases will be distributed to the merchant.  Initially, we do not intend to offer any other incentives to merchants until our business operations become profitable.

Plan of Operations, Growth Strategy and Anticipated Milestones

Our business operations will be divided into the following core functions to address the needs of our merchants and subscribers.

Website Development.  After we secure our domain name for our website, the first step in realizing our business model is the design and development of our intended website platform. We will need to contract a website developer to build a custom daily deal website, as well as an in-depth back-end to our website that will allow our Company to store and view details about every merchant, subscriber, and charity, easily upload new deals, track sales and much more. Our intended website platform will be developed based off of the initial design mockups that we have developed with the help of a designer.  The website developer that we intend to engage will also integrate an e-commerce platform into our website to process credit cards and post payments to different accounts.  Our website will be hosted by a website hosting company that will host our website and applications, as well as our back-end development and analytical platform.  The Company has not yet secured website hosting to host our website, however, we do not foresee any problems in obtaining hosting prior to the launch of our intended website.

Once we establish a consistent revenue flow, we plan to devote a substantial portion of our resources to developing new technologies and features and improving our core technologies. We will employ an information technology team that will focus on the design and development of new features and products, maintenance of our website and development and maintenance of our internal operational systems. Eventually, we would also like our technicians to develop advanced technology to improve the experience we offer to subscribers and merchants and to increase the efficiency of our business operations.

Sales Representatives.  The sales representatives that we intend to hire will help identify merchant leads and manage deal scheduling to maximize deal quality and variety within our market.  In identifying merchant leads, sales representatives will be instructed to rank local merchants based on reviews, local feedback and their representation of goods and services geared towards families and children. We envision that our standard contractual arrangements will grant us the exclusive right to feature certain deals for a merchant’s products and services for a limited time period and provide us with the discretion as to whether or not to offer the deal during such period. In scheduling deals, sales representatives will review deals in our merchant pool and determine which deals to offer based on the viability and quality of the deal as well as gross profit and marketing goals. Sales representatives will be given sales quotas based on category performance in a particular area, such as addressable market size and scheduling diversity. Until such a time that we are able to hire editorial writers, our future sales representatives will also be responsible for creating content for each deal we offer. As of the date of this filing, we have not yet retained any sales representatives. We plan to hire our first sales representatives during the building of our website platform so that we have active Daily Dealeos when we are ready to launch our website.

Customer Service.    Our future customer service department will be run by our President, Holli Morris, and will be accessible to subscribers, merchants and the general public via telephone during normal business hours, five days a week, or via e-mail 24 hours a day, seven days a week. As of the date of this filing, we have not yet retained any customer service representatives, other than our President. We will hire additional customer service representatives, as needed, as our Company grows.

Marketing. We believe that we can build a trusted and recognizable brand by delivering high deal quality to subscribers in a niche market focused on families and children, and by offering a payout structure to merchants that is greater than that of our competitors.  After the beta testing of our website is complete, we plan to hire a professional marketing firm full-time to advertise our brand. Once we have initiated our marketing plan, we believe that a substantial portion of our subscribers and merchants will be acquired through word-of-mouth. Our brand awareness will be an ongoing process as we try to establish our Company and grow to new markets.

Growth Strategy

We hope to become an integral part of the lives of local families. We would like our website to be used on a daily basis by families that are looking to save money on quality goods and services in their local communities. The core functions of our Company will ultimately work together to produce the key elements of our growth strategy. We feel that the key elements to our growth will be:

•

Grow our subscriber base.

•

Grow the number of merchants we feature.

•

Increase the number of charities to receive a portion of our sales.

•

Increase the number and variety of our products.

•

Expand our business beyond our initial target market in Maricopa County, Arizona.

Expand our business through strategic acquisitions and partnerships.

Significant Milestones

As a development stage company, we have set significant milestones over the next twelve months that we hope to achieve to guide the development and growth of our Company.

▪

Website Development – Target time frame:  0 to 2 months.  We intend to hire a website developer to rework our initial mockups of our website which will initially be designed for our Daily Dealeo product only. Once we have approved the layout of our website, our website developer will begin work on creating our public-facing and back-end website platforms and integrating an e-commerce platform into our website.  We have not secured a website developer as of the date of this filing, but we have been quoted approximately $15,000 - $18,000 for the development of our proposed daily deal website.

▪

Hire a Sales Representative(s) – Target time frame:  1 to 3 months. We plan to hire our first sales representative before we launch our website. We will utilize our sales representative to solicit to local merchants and obtain daily deals that will be used when our website is launched.  The number of sales representatives that we hire will depend on the amount of capital that is available to the Company.

▪

Partner with Three Local Charities – Target time frame: 1 to 3 months. Before the launch of our website we intend to partner with three local charities in Maricopa County, Arizona, which will be the beneficiaries of our charitable donations.  There are no costs associated with this milestone.

▪

Launch Website – Target time frame: 3 to 4 months. Upon our initial launch, we will only offer our Daily Dealeo product. We plan to have a backlog of at least 14 Daily Dealeos to offer from merchants before we launch our website. The first month following the launch of our website will provide us with the beta testing of our website needed to work out any bugs that may be apparent in the coding of our website or payment platform.  The costs associated with launching our website are included in the website development fees of approximately $15,000 - $18,000 (please refer to the Website Development milestone above).

▪

Hire Marketing Firm – Target time frame: 4 to 5 months. After the beta testing of our website is finished, we will hire a marketing firm full-time to develop an advertising campaign for our products in all the major cities in Maricopa County, Arizona. Our marketing campaign will focus on helping families save money on goods and services available in their local communities, while promoting family values through charitable donations.  The amount that we will devote to our marketing campaign will depend on the amount of capital that is available to the Company.

▪

Launch National Dealeo – Target time frame: 4 to 5 months. Once traffic on our website begins to increase and the number of our subscribers increases, which we anticipate will happen 1-2 months after the initial launch of our website, we plan to offer our National Dealeo product which will require our sales representative(s) to expand outside of the local community to contact and secure deals from national merchants.  The amount that we will devote to launching our National Dealeo product will depend on the amount of capital that is available to the Company.

▪

Mobile Website, Mobile and Tablet Applications and Dealeo on the Go – Target time frame: 5 to 6 months. After the launch of our National Dealeo product, we will begin the development of our mobile website and applications for smartphones and tablets, and will begin to offer our Dealeo on the Go product whereby subscribers can receive exclusive, short-term deals via their mobile devices.  The amount that we will devote to developing our mobile website and applications and launching our Dealeo on the Go product will depend on the amount of capital that is available to the Company.

▪

Seek Protection of our Intellectual Property – Target time frame: 6 to 7 months.  After we have launched our Daily Dealeo, National Dealeo and Dealeo on the Go products, we will apply for trademark protection in the United States of “HAPYKIDZ”, “DAILY DEALEO”, “NATIONAL DEALEO”, and “DEALEO ON THE GO”.  We will also seek copyright protection of our HAPYKIDZ logo in the United States.  We may later seek patent protection in the United States of the technologies that will drive our website platform and our applications.

▪

Grow to 100,000 Subscribers – Target time frame: 7 to 8 months. Growing to a subscriber base of 100,000 people would be a very significant milestone in our growth process. We believe that with the help of the professional marketing firm we intend to engage, this goal can be achieved after 3 to 4 months of heavy marketing within Maricopa County.

▪

Grow to 10 Individual Cities – 8 to 10 months. Once we have built a large subscriber base and a large database of merchants that offer us deals, we plan to focus our marketing efforts on more specific cities throughout Arizona, rather than a broad approach throughout Maricopa County, Arizona.  This will allow us to offer deals that are more tailored to our subscribers’ needs.  We intend to have merchants and subscribers in the 10 largest cities in Arizona including: Phoenix, Tucson, Mesa, Chandler, Glendale, Scottsdale, Gilbert, Tempe, Peoria and Sunrise.

▪

Launch National Marketing Campaign – Target time frame: 10 to 12 months. If we are able to manage our growth in Maricopa County and throughout Arizona, we intend to launch our website on a national scale.

▪

Seek Strategic Acquisitions and Partnerships – Target time frame: 13 to 16 months.  If we are able to generate significant revenue, maintain steady business operations, and significantly increase the number of our sales representatives and employees, we will seek strategic acquisitions and partnerships with small companies throughout the United States that have a similar business model as we do, to help our Company expand beyond Maricopa County.  We believe that the benefit of these acquisitions and partnerships would be to provide us with localized management and access to subscribers and merchants that we might not otherwise reach.

Marketing and Distribution Strategy

We plan to grow our subscriber base and merchant base through marketing initiatives and by word-of-mouth advertising.  After we have beta tested our website, we plan to employ a marketing firm full-time to initiate an advertising campaign for our products throughout Maricopa County. We hope to employ all forms of marketing during the campaign and to develop innovative ways to market our Company. Offline marketing tools may include traditional television, billboard or radio advertisements.  Online marketing may consist of search engine optimization, display advertisements, referral programs and affiliate marketing.  We also intend to sponsor local events, particularly involving the charities that will receive a percentage of our sales, to increase our visibility in our targeted community and to build our brand.

We plan to distribute our daily deals through our website, daily e-mails to all of our subscribers, social networks, and applications for smartphones and tablets that we intend to create.

HapyKidz.com Website.    Visitors to our website will be prompted to register as a subscriber when they first visit our website. We believe that the simplicity of the registration process and the immediate access to our daily deals will grow our subscriber base significantly, and thereafter subscribers will use our website as a portal for viewing and purchasing our featured Daily Dealeos.

E-mail.  The daily e-mails to our subscribers will contain one featured Daily Dealeo deal with a description of the deal being offered and a link to our website where the subscriber can learn more about the deal and purchase it directly.  As our Company grows and we begin to launch our National Dealeo and Dealeo on the Go products, our daily e-mails will include links to other available deals from our website so that subscribers can view all of the current deals offered within their community.

Social Networks.    We intend to advertise our daily deals through several social networks including Facebook, Google and more.  Due to the ever-increasing popularity of social networks, we feel that advertising via social networks will significantly increase our daily reach to current and potential subscribers and raise awareness of our brand name and mission to promote family values and goodwill.

Applications for Smartphones and Tablets.    We intend to develop downloadable applications for smartphones and tablets from which subscribers will be able to access our daily deals.  Our applications will be engineered to be compatible with iPhone, Android, Blackberry and Windows mobile operating systems.

Competition

Due to the success of companies such as Groupon and Living Social, a number of competing daily deal websites have emerged attempting to replicate the same or similar business model. Our major national competitors will be Groupon, Living Social, Facebook, Google and BuyWithMe. These competitors offer substantially the same or similar products as those that we intend to offer, yet on a larger and more widespread scale. We will also compete with emerging companies, just like us, that are focused on special merchant categories or markets.  Offline competitors will include newspapers, magazines and other businesses that offer coupons and discounts on products and services in our targeted market in Maricopa County or nationwide.

Many of our current and potential competitors have longer operating histories, greater name recognition, significantly greater financial, technical, marketing and other resources, and larger subscriber and merchant bases than we do.   As a result, these competitors may engage in more extensive research and development efforts, undertake farther-reaching marketing campaigns, and adopt more aggressive pricing policies than us. These factors may allow our competitors to generate greater revenues with fewer costs, respond more quickly to new or emerging trends and changes in subscriber requirements, or achieve greater market acceptance of their products than we can.

We believe that one of our competitive strengths is our focus on the niche market of family-oriented merchants who will offer money-saving discounts on products and services designed for families and children.  There are several online companies that offer similar products or that have a similar business model as our intended business, however, we are not aware of other national or local companies in Maricopa County that are focused on this specific market.  Further, we believe that our charitable donation business model will make us competitive because we believe that subscribers will be more likely to purchase products from businesses that support their local charities, particularly when the subscribers are allowed to personally select from the eligible charities to receive a portion of the sales.

Government Regulations

Our website, applications and other online content are subject to government regulation of the Internet in many areas, including user privacy, telecommunications, libel, data protection, consumer protection, intellectual property, advertising, taxation, and e-commerce. The application of these laws and regulations to our business is often unclear and sometimes may conflict. It may take years to determine whether and how existing laws governing those areas apply to the Internet and to our Company, as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce.  Nonetheless, laws and regulations directly applicable to Internet communications, e-commerce and advertising are becoming more prevalent and due to the increasing popularity and use of the Internet, it is likely that additional laws and regulations will be adopted.  Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, which may impose additional burdens on companies conducting business online.  Compliance with these laws and regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity, either of which would substantially harm our business.

Further, there are a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection and many states have passed laws that require notifications to be sent to subscribers when there is a security breach of personal data. The interpretation and application of current laws regarding data protection are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data and disclosure practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Further, the federal Credit Card Accountability, Responsibility and Disclosure Act of 2009 (“CARD Act”), as well as the laws of most states, contain provisions governing product terms and conditions of gift cards, gift certificates, stored value or pre-paid cards or coupons ("gift cards"), such as provisions prohibiting or limiting the use of expiration dates on gift cards or the amount of fees charged in connection with gift cards, or requiring specific disclosures on or in connection with gift cards. Our proposed products will generally fall into the category of "gift cards" in many of these laws. However, the CARD Act and a number of states provide exemptions or modifications from these provisions for gift cards that are issued as part of a promotion or promotional program. If our proposed products are subject to the CARD Act, and are not included in the exemptions or modifications for promotional programs, it is possible that the purchase value, which is the amount equal to the price paid for the deal, or the promotional value, which is the add-on value of the deal in excess of the price paid, or both, may not expire before the later of (i) five years after the date on which the deal was issued; (ii) the deal’s stated expiration date (if any); or (iii) a later date provided by applicable state law. In addition, regardless of whether an exemption or modification for our proposed products applies under the CARD Act, in those states that prohibit or otherwise restrict expiration dates on gift cards and that do not have exemptions that apply to the purchase value or the promotional value, or both, the Company may be required to honor the full offer value (the total of purchase value and promotional value) until redeemed. Our terms of use and agreements with our merchants will require merchants to continue to honor unredeemed deals that are past the stated expiration date of the promotional value of the deal to the extent required under the applicable law.

In addition, some states also include gift cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the gift cards after a specified period of time (generally between one and five years) and impose certain reporting and recordkeeping obligations. We may have to remit funds to the government relating to unredeemed deals under these laws. The analysis of the potential application of the unclaimed and abandoned property laws to our proposed products is be complex, involving an analysis of constitutional and statutory provisions and factual issues, including our relationship with subscribers and merchants and our future role as it relates to the issuance and delivery of our products.

Furthermore, our Company must also make sure that we maintain full transparency with respect to our donation model. Commercial Co-Venturer Laws (“CCV”) laws generally protect consumers and charities against fraudulent or misleading advertising and help to assure that promised donations get delivered to the proper place. Within our business model, a percentage of each purchase made through our website or applications will go to a local charity.  We intend to include a full breakdown of our payouts on our website, viewable by all visitors to our website, including subscribers and merchants, to ensure full transparency in our charitable donations and to abide by CCV laws.

Intellectual Property

As of the date of this filing, we have no copyrights, trademarks, service marks, trade secrets, trade dress, or patents pending in regard to our Company, business models, technologies, products or services.  We have not yet secured our website domain name.  In the near future, we intend to apply for trademark protection in the United States of “HAPYKIDZ”, “DAILY DEALEO”, “NATIONAL DEALEO”, and “DEALEO ON THE GO”.

However, we may not be able to obtain trademark protection of or use “DAILY DEALEO”, “NATIONAL DEALEO” or “DEALEO ON THE GO”. The Company is aware that there is an application pending with the United States Patent and Trademark Office covering the term “DEALEO”. Accordingly, the Company may have to alter or create such alternate terms in the future in order to avoid infringement claims. We intend to seek copyright protection of our HAPYKIDZ logo in the United States.  We may later seek patent protection in the United States of the technologies that will drive our website platform and our applications.  Securing these protections will be material to our business as it will raise awareness of our brand and products and protect our ideas from use by other companies with a similar business model.

We intend to protect our future intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We hope to control access to our proprietary technology by entering into confidentiality agreements with our future employees, consultants or any third parties we may engage.

Employees and Consultants

As of the date of this filing, the Company has no full-time employees. We currently rely on our sole officer and director, Holli Morris, to manage all aspects of our business. Ms. Morris devotes approximately 30-40 hours per week to our Company. We intend to increase the number of our employees and consultants to meet our needs as the Company grows.

Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We currently are using a portion of our Chief Executive Officer’s home as our corporate headquarters, this space is located at 6409 E. Nisbet Road, Scottsdale, AZ 85254 and we are using the space rent-free. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of December 14, 2012, the Company has not begun trading on the OTCBB.

Record Holders

As of December 14, 2012, an aggregate of 7,900,000 shares of our Common Stock were issued and outstanding and were owned by approximately 26 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our Common Stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our Common Stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our Common Stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	August 31, 2012 $	August 31, 2011 $
Current Assets	29,816	5,419
Current Liabilities	99,763	15,107
Working Capital (Deficit)	(69,947)	(9,688)

Cash Flows

	August 31, 2012 $	From July 29, 2011 (Date of Inception) to August 31, 2011 $
Cash Flows from (used in) Operating Activities	(46,603)	(8,581)
Cash Flows from (used in) Financing Activities	71,000	14,000
Net Increase (decrease) in Cash During Period	24,397	5,419

Operating Revenues

Operating revenues since the Company’s inception has been $nil.

Operating Expenses and Net Loss

During the year ended August 31, 2012, the Company recorded operating expenses of $97,120 compared with $9,581 for the period from July 29, 2011 (date of inception) to August 31, 2011.  The increase in operating expenses was attributed to the fact that the Company had a full year of operations in 2012 compared with only 34 days in fiscal 2011, including $64,375 increase in professional fees due to costs incurred for the SEC registration process and subsequent SEC filing requirements, $11,000 increase in management fees at a rate of $1,000 per month to the President and Director of the Company, $10,000 increase in consulting fees and $4,664 increase in general and administrative expenses.

Net loss for the year ended August 31, 2012 was $100,259 compared with $9,688 for the period from July 29, 2011 (date of inception) to August 31, 2011.  In addition to operating expenses, the Company incurred $3,139 of interest expense in fiscal 2012 compared with $107 of interest expense in fiscal 2011 relating to accrued interest on notes payable issued to non-related parties which were unsecured, due interest at 10% per annum, and due on demand.

Liquidity and Capital Resources

As at August 31, 2012, the Company’s cash balance and total assets were $29,816 compared to $5,419 as at August 31, 2011. The increase in cash and total assets was attributed to the issuance of common shares for proceeds of $40,000 and issuance of notes payable for proceeds of $31,000 of which amounts were still unspent as at August 31, 2012.

As at August 31, 2012, the Company had total liabilities of $99,763 compared with total liabilities of $15,107 as at August 31, 2011.

As at August 31, 2012, the Company has a working capital deficit of $69,947 compared with $9,688 at August 31, 2011 and the increase in the working capital deficit is attributed to the use of funds financed from related parties for operating activities.

Cashflow from Operating Activities

During the year ended August 31, 2012, the Company used $46,603 in cash for operating activities compared with $8,581 for the period from July 29, 2011 (date of inception) to August 31, 2011.  The increase in cash used for operating activities is due to a full year of operations in fiscal 2012 compared with fiscal 2011.

Cashflow from Investing Activities

During the years ended August 31, 2012 and 2011, the Company did not incur any investing activities.

Cashflow from Financing Activities

During the year ended August 31, 2012, the Company received $71,000 in financing activities attributed to $31,000 in net financing from notes payable and $40,000 from issuance of common shares compared with $14,000 during the period from July 29, 2011 (date of inception) to August 31, 2011 which was from issuance of notes payable to a related party.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HapyKidz.com, Inc.

(A Development Stage Company)

Financial Statements

(Expressed in US dollars)

For the Years Ended August 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statements of Stockholders’ Equity	F–5

Notes to the Consolidated Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

We have audited the accompanying balance sheets of , (“the Company”) as of , and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the cumulative period from  July 29, 2011 (date of inception) through . These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of , as of , and the results of its operations and its cash flows for the years then ended and for the cumulative period from July 29, 2011 (date of inception) through , in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended  and for the cumulative period from July 29, 2011 (date of inception) through . These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb & Associates, LLC

Farmington, UT

December 10, 2012

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	August 31, 2012 $	August 31, 2011 $

ASSETS

Cash	29,816	5,419

Total Assets	29,816	5,419

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	41,763	107
Accrued compensation	13,000	1,000
Notes payable - related	45,000	14,000

Total Liabilities	99,763	15,107

STOCKHOLDERS’ DEFICIT

Preferred Stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 290,000,000 common shares with a par value of $0.001 per share	7,900	7,500
Issued and outstanding: 7,900,000 and 7,500,000 common shares, respectively

Additional paid-in capital	32,100	(7,500)

Accumulated deficit during the development stage	(109,947)	(9,688)

Total Stockholders’ Deficit	(69,947)	(9,688)

Total Liabilities and Stockholders’ Deficit	29,816	5,419

(The accompanying notes are an integral part of these financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the year ended August 31, 2012 $	For the period from July 29, 2011 (Date of Inception) to August 31, 2011 $	Accumulated from July 29, 2011 (Date of Inception) to August 31, 2012 $

Revenues	–	–	–

Operating Expenses

Consulting fees	10,000	–	10,000
General and administrative	5,745	1,081	6,826
Management fees	12,000	1,000	13,000
Professional fees	69,375	5,000	74,375
Website expense	–	2,500	2,500

Total Operating Expenses	97,120	9,581	106,701

Net loss before other expenses	(97,120)	(9,581)	(106,701)

Other Expenses

Interest expense	(3,139)	(107)	(3,246)

Net Loss	(100,259)	(9,688)	(109,947)
Net Earnings per Share – Basic and Diluted	(0.01)	(0.00)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	7,649,727	7,500,000	7,500,000

(The accompanying notes are an integral part of these financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Statements of Cashflows

(Expressed in US dollars)

	For the year ended August 31, 2012 $	For the period from July 29, 2011 (Date of Inception) to August 31, 2011 $	Accumulated from July 29, 2011 (Date of Inception) to August 31, 2012 $

Operating Activities

Net loss	(100,259)	(9,688)	(109,947)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	41,656	107	41,763
Accrued compensation	12,000	1,000	13,000

Net Cash Used In Operating Activities	(46,603)	(8,581)	(55,184)

Financing Activities

Proceeds from issuance of notes payable to a related party	31,000	14,200	45,200
Repayment to related party	–	(200)	(200)
Proceeds from the issuance of common stock	40,000	–	40,000

Net Cash Provided by Financing Activities	71,000	14,000	85,000

Increase in Cash	24,397	5,419	29,816

Cash – Beginning of Period	5,419	–	–

Cash – End of Period	29,816	5,419	29,816

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Statements of Stockholders’ Deficit

From July 29, 2011 (Date of Inception) to August 31, 2012

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – July 29, 2011 (Date of Inception)	–	–	–	–	–

Issuance of founders’ shares	7,500,000	7,500	(7,500)	–	–

Net loss for the period	–	–	–	(9,688)	(9,688)

Balance – August 31, 2011	7,500,000	7,500	(7,500)	(9,688)	(9,688)

Issuance of shares for cash	400,000	400	39,600	–	40,000

Net loss for the year	–	–	–	(100,259)	(100,259)

Balance – August 31, 2012	7,900,000	7,900	32,100	(109,947)	(69,947)

(The accompanying notes are an integral part of these financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

Hapykidz.com, Inc. (the “Company”) was incorporated in the state of Nevada on July 29, 2011. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2012, the Company has not recognized any revenue, has a working capital deficit of $69,947, and has an accumulated deficit of $109,947. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

e)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of August 31, 2012 and 2011, the Company did not have any potentially dilutive shares.

f)

Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, and accounts payable and accrued liabilities.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of August 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

2.   Summary of Significant Accounting Policies (continued)

h)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

i)

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

3.

Related Party Transactions

a)

During the year ended August 31, 2012, the Company received $31,000 in additional cash loans from the President of the Company.  As of August 31, 2012, the Company owed $45,000 (2011 - $14,000) of notes payable to the President and Director of the Company, comprised of $41,000 (2011 - $14,000) which is unsecured, bears interest at 10% per annum, and is due on demand and $4,000 (2011 - $nil) which is unsecured, non-interest bearing, and due on demand.  As at August 31, 2012, the Company recorded accrued interest of $3,246 (2011 - $107) in accounts payable and accrued liabilities.

b)

During the year ended August 31, 2012, the Company incurred $12,000 (2011 - $1,000) of management fees payable to the President and Director of the Company. As at August 31, 2012, the Company owes $13,000 (2011 - $1,000) in accrued compensation.

4.

Common Shares

a)

On July 29, 2011, the Company issued 7,500,000 common shares as founders’ shares to the President and Director of the Company for services rendered.

b)

On June 20, 2012, the Company issued 400,000 common shares at $0.10 per share for total proceeds of $40,000.

5.

Income Taxes

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	August 31, 2012 $	August 31, 2011 $

Net loss before taxes	(100,259)	(9,688)
Statutory rate	34%	34%

Computed expected tax recovery	34,088	3,294
Valuation allowance	(34,088)	(3,294)

Income tax provision	–	–

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

5.

Income Taxes (continued)

Net deferred tax assets consist of the following components as of:

	August 31, 2012	August 31, 2011

	$	$

Net Operating Loss Carryover	37,382	3,294
Valuation allowance	(37,382)	(3,294)

Income tax provision	–	–

Due to the change in ownership provisions of the income tax laws of United States of America, net operating loss carry forwards of approximately $37,382 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

6.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2012, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of August 31, 2012, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at August 31, 2012, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Holli Morris	33	CEO, CFO, President, Treasurer, Secretary, & Director	July 27, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders and until his/her respective successor is elected and qualified, or until he/she resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

HOLLI MORRIS.  Holli Morris has over six years of experience as a manager and sales consultant in the mortgage and banking industry.  Since January 2006, Ms. Morris has worked as a Sales Assistance Consultant for Wells Fargo Business Real Estate Finance, where she sells to and trains national business and retail bankers on commercial loan products and procedures.  Prior to working for Wells Fargo, Ms. Morris was a Business Development Manager for MILA, Inc. from June 2005 to January 2006, where she sold a broad range of 400+ loan programs to mortgage broker offices.  From January 2004 to June 2005, Ms. Morris worked as a Relationship Manager/Processor for MILA, Inc., where her responsibilities included acting as a liaison between mortgage brokers and underwriting and processing loan packages.  Ms. Morris was appointed as sole officer and director of the Company due to her prior management and business experience.

Identification of Significant Employees

We have no significant employees other than Ms. Holli Morris, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company and was filed with the SEC on October 25, 2011 as part of the Company’s Registration Statement on Form S-1 that is incorporated by reference hereto as Exhibit 14.01.

Compliance with Section 16(a) of the Exchange Act

We do not yet have a class of equity securities registered under the Securities Exchange Act of 1934, as amended.  Hence, compliance with Section 16(a) thereof by our officers and directors is not required.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended August 31, 2012 and 2011:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 8/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Holli Morris(1) President, CEO, CFO, Treasurer, Secretary, and Director	2012	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000
	2011	1,000	-0-	7,500	-0-	-0-	-0-	-0-	8,500

(1)

On July 27, 2011, Ms. Holli Morris agreed to act as the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended August 31, 2012.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of December 14, 2012, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Holli Morris (3) 6409 E. Nisbet Road Scottsdale, AZ 95254	Common	7,500,000	94.94%
All Officers and Directors as a Group (1 Person)	Common	7,500,000	94.94%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on 7,900,000 issued and outstanding shares of Common Stock as of December 14, 2012.

(3)

Ms. Holli Morris is the Company’s President, CEO, CFO, Treasurer, Secretary and a Director.  Her beneficial ownership includes 7,500,000 Common Shares.  Ms. Morris acquired these shares on August 10, 2011 as founder shares.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As at August 31, 2012, the Company owes $45,000 (2011 - $14,000) to the President and CEO of the Company.  Of the amount, $41,000 (2011 - $14,000) is unsecured, bears interest at 10% per annum, and is due on demand while the remaining $4,000 (2011 - $nil) is unsecured, non-interest bearing, and due on demand.

During the year ended August 31, 2012, the Company incurred $12,000 (2011 - $1,000) in management fees to the President and CEO of the Company.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2).  The OTCBB on which shares of common stock are quoted does not have any director independence requirements.  The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Holli Morris is not an independent director because she is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Year Ended August 31, 2012	Year Ended August 31, 2011
Audit fees	$7,000	$0
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$7,000	$0

Audit Fees

During the fiscal year ended August 31, 2012, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2012.

During the fiscal year ended August 31, 2011, we incurred approximately $nil in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A) was $nil and $nil, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended August 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $nil and $nil, respectively.

PART IV

ITEM 15.

EXHIBITS.

(d)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAPYKIDZ.COM, INC.

Dated:  December 14, 2012

/s/ Holli Morris

By: Holli Morris

Its: President, Principal Executive Officer & Principal Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated:  December 14, 2012

/s/ Holli Morris

By: Holli Morris - Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED

PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	No annual report to security holders covering the company’s last fiscal year has been sent as of the date of this report.

2.

No proxy statement, form of proxy, or other proxy soliciting material relating to the company’s last fiscal year has been sent to any of the company’s security holders with respect to any annual or other meeting of security holders.

3.

If such report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, the company will furnish copies of such material to the Commission at the time it is sent to security holders.