Form 10-K/A
period 2012-08-31
HAPYKIDZ.COM
filed 2012-12-14
CIK 1532595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of HapyKidz.com, Inc. (the “Company”) on Form 10-K for the annual period ended August 31, 2012, filed with the Securities and Exchange Commission on December 14, 2012 (the “Form 10-K”), is to update the Report of Independent Registered Public Accounting Form to include the dates of the financial statements which were inadvertently omitted.

Other than the aforementioned, no other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HapyKidz.com, Inc.

We have audited the accompanying balance sheets of HapyKidz.com, Inc., (“the Company”) as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the cumulative period from  July 29, 2011 (date of inception) through August 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of HapyKidz.com, Inc., as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the cumulative period from July 29, 2011 (date of inception) through August 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended August 31, 2012 and for the cumulative period from July 29, 2011 (date of inception) through August 31, 2012. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

PART IV

ITEM 15.

EXHIBITS.

(d)

Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
10.01	Promissory Note between the Company and Holli Morris dated August 10, 2011	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Holli Morris dated August 10, 2011	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Holli Morris dated December 6, 2011	Filed with the SEC on December 9, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Holli Morris dated April 18, 2012	Filed with the SEC on April 30, 2012 as part of our Quarterly Report on Form 10-Q.
14.01	Code of Ethics	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed with the SEC on December 14, 2012 as part of our Annual Report on Form 10-K
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed with the SEC on December 14, 2012 as part of our Annual Report on Form 10-K
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with the SEC on December 14, 2012 as part of our Annual Report on Form 10-K
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed with the SEC on December 14, 2012 as part of our Annual Report on Form 10-K
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with the SEC on December 14, 2012 as part of our Annual Report on Form 10-K
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed with the SEC on December 14, 2012 as part of our Annual Report on Form 10-K

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