Form 10-Q
period 2012-11-30
HAPYKIDZ.COM
filed 2013-01-18
CIK 1532595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

 (Not required) Yes      . No  X .

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

Yes  X . No      .

As of January 18, 2013, there were 7,900,000 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

HAPYKIDZ.COM, INC.

TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Hapykidz.com, Inc.

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

November 30, 2012

Condensed Balance Sheets	4

Condensed Statements of Operations	5

Condensed Statements of Cash Flows	6

Notes to the Condensed Financial Statements	7

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	November 30, 2012 $ (unaudited)	August 31, 2012 $

ASSETS

Cash	743	29,816

Total Assets	743	29,816

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	44,584	41,763
Accrued compensation	–	13,000
Notes payable – related parties	45,500	45,000

Total Liabilities	90,084	99,763

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 290,000,000 common shares with a par value of $0.001 per share	7,900	7,900
Issued and outstanding: 7,900,000 common shares

Additional paid-in capital	32,100	32,100

Accumulated deficit during the development stage	(129,341)	(109,947)

Total Stockholders’ Deficit	(89,341)	(69,947)

Total Liabilities and Stockholders’ Deficit	743	29,816

(The accompanying notes are an integral part of these condensed financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended November 30, 2012 $	For the three months ended November 30, 2011 $	Accumulated from July 29, 2011 (Date of Inception) to November 30, 2012 $

Revenues	–	–	–

Operating Expenses

Consulting fees	–	–	10,000
General and administrative	74	676	6,900
Management fees	3,000	3,000	16,000
Professional fees	15,300	10,000	89,675
Website expense	–	–	2,500

Total Operating Expenses	18,374	13,676	125,075

Net loss before other expenses	(18,374)	(13,676)	(125,075)

Other Expenses

Interest expense	(1,020)	(373)	(4,266)

Net Loss	(19,394)	(14,049)	(129,341)

Net Loss per Share – Basic and Diluted	–	–

Weighted Average Shares Outstanding – Basic and Diluted	7,900,000	7,500,000

(The accompanying notes are an integral part of these condensed financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the three months ended November 30, 2012 $	For the three months ended November 30, 2011 $	Accumulated from July 29, 2011 (Date of Inception) to November 30, 2012 $

Operating Activities

Net Loss For the Period	(19,394)	(14,049)	(129,341)
Expenses paid by a related party	3,500	–	3,500

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	2,821	2,373	44,584
Accrued compensation	(13,000)	3,000	–

Net Cash Used In Operating Activities	(26,073)	(8,676)	(81,257)

Financing Activities

Proceeds from issuance of notes payable to a related party	–	10,000	45,200
Repayment of notes payable to a related party	(3,000)	–	(3,200)
Proceeds from the issuance of common stock	–	–	40,000

Net Cash Provided By (Used In) Financing Activities	(3,000)	10,000	82,000

Increase (Decrease) in Cash	(29,073)	1,324	743

Cash – Beginning of Period	29,816	5,419	–

Cash – End of Period	743	6,743	743

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2012, the Company has not recognized any revenue, has a working capital deficit of $89,341, and has an accumulated deficit of $129,341. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is August 31.

b)

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

c)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of November 30, 2012 and August 31, 2012, the Company did not have any potentially dilutive shares.

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

d)

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

3.

Related Party Transactions

a)

During the period ended November 30, 2012, the Company had $3,500 of professional fees paid on its behalf by the President and Director of the Company.  On November 26, 2012, the Company repaid $16,000 to the President and Director of the Company comprised of $13,000 in accrued management fees and $3,000 of notes payable bearing interest at 10% per annum.  As of November 30, 2012, the Company owed $45,500 (August 31, 2012 - $45,000) of notes payable to the President and Director of the Company, comprised of $38,000 (August 31, 2012 - $41,000) which is unsecured, bears interest at 10% per annum, and is due on demand and $7,500 (August 31, 2012 - $4,000) which is unsecured, non-interest bearing, and due on demand.  As at November 30, 2012, the Company recorded accrued interest of $4,265 (August 31, 2012 - $3,246) in accounts payable and accrued liabilities.

b)

During the periods ended November 30, 2012, the Company incurred $3,000 (November 2011 - $3,000) of management fees payable to the President and Director of the Company. As at November 30, 2012, the Company owes $nil (August 31, 2012 - $13,000) in accrued compensation.

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

RESULTS OF OPERATIONS

Working Capital

	November 30, 2012 $	August 31, 2012 $
Current Assets	743	29,816
Current Liabilities	90,084	99,763
Working Capital Deficit	(89,341)	(69,947)

Cash Flows

	Three months ended	Three months ended
	November 30, 2012 $	November 30, 2011 $
Cash Flows used in Operating Activities	(26,073)	(8,676)
Cash Flows used in Financing Activities	(3,000)	10,000
Net increase (decrease) in Cash During Period	(29,073)	1,324

Operating Revenues

From the company’s inception on July 29, 2011 to November 30, 2012, the Company did not record any sales revenue.

Operating Expenses and Net Loss

Operating expenses for the three months ended November 30, 2012 were $18,374, which was comprised of $15,300 for accounting, audit, and legal services, $3,000 for management fees to the President and director of the Company at a rate of $1,000 per month, and $74 of general and administrative costs relating to general operating costs.

Net loss for the period ended November 30, 2012 was $19,394. In addition to operating expense, the Company also incurred interest of $1,020 of interest expense relating to interest accrued on notes payable of $38,000 that is unsecured, due interest at 10% per annum, and due on demand.

Liquidity and Capital Resources

As at November 30, 2012, the Company has a cash and total asset balance of $743 and total liabilities of $90,084.  Liabilities are comprised of $45,500 of notes payable owed to President and Director of the Company, of which $38,000 is unsecured, bears interest at 10% per annum, and is due on demand, and $44,584 of accounts payable and accrued liabilities for general expenditures and professional fees. As at November 30, 2012, the Company recorded $4,265 of accrued interest relating to the notes payable.

As at August 31, 2012, the Company has a cash and total asset balance of $29,816 and total liabilities of $99,763. Liabilities are comprised of $45,000 of notes payable owed to President and Director of the Company, of which $41,000 is unsecured, bears interest at 10% per annum, and is due on demand. In addition, the Company owed $13,000 to the President and Director of the Company for management fess, which is unsecured non-interest bearing, and due on demand.

As at November 30, 2012, the Company had a working capital deficit of $89,341 compared with a working capital deficit of $69,947 as at August 31, 2012.  The increase in working capital deficit was attributed to the lack of sufficient cash flows to pay outstanding day-to-day obligations and amounts due to a related party.

Cashflow from Operating Activities

During the three months ended November 30, 2012, the Company used cash of $26,073 for operating activities which were financed by proceeds received from financing activities. The cash for operating activities were used for payment of outstanding professional fees and general expenditures.

Cashflow from Investing Activities

During the three months ended November 30, 2012, the Company did not have any investing activities.

Cashflow from Financing Activities

During the three months ended November 30, 2012, the Company used $3,000 for repayment of outstanding notes payable to a related party.

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

HAPYKIDZ.COM, INC.

Dated: January 18, 2013	/s/ Holli Morris
By: Holli Morris
Its: President and CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: January 18, 2013	/s/ Holli Morris
By: Holli Morris Its: Director