Form 10-Q
period 2013-02-28
HAPYKIDZ.COM
filed 2013-04-22
CIK 1532595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission File Number: 333-177500

HAPYKIDZ.COM, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2859440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24084 N. 76th Place

Scottsdale, AZ 85255

(Address of principal executive offices)

Phone:  (480) 242-3061

(Registrant’s telephone number, including area code)

6409 E. Nisbet Road

Scottsdale, AZ 85254

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

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

As of April 15, 2013, there were 7,900,000 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HapyKidz.com, Inc.

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

February 28, 2013

Condensed Balance Sheets (unaudited)	5

Condensed Statements of Operations (unaudited)	6

Condensed Statements of Cash Flows (unaudited)	7

Notes to the Condensed Financial Statements (unaudited)	8

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	February 28, 2013 $	August 31, 2012 $
	(unaudited)
ASSETS

Cash	349	29,816

Total Assets	349	29,816

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	43,820	41,763
Accrued compensation	3,000	13,000
Notes payable – related party	50,707	45,000

Total Liabilities	97,527	99,763

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 7,900,000 common shares
	7,900	7,900

Additional paid-in capital	32,100	32,100

Accumulated deficit during the development stage	(137,178)	(109,947)

Total Stockholders’ Deficit	(97,178)	(69,947)

Total Liabilities and Stockholders’ Deficit	349	29,816

(The accompanying notes are an integral part of these condensed financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended February 28, 2013 $	For the three months ended February 29, 2012 $	For the six months ended February 28, 2013 $	For the six months ended February 29, 2012 $	Accumulated from July 29, 2011 (Date of Inception) to February 28, 2013 $

Revenues	–	–	–	–	–

Operating Expenses

Consulting fees	–		–		10,000
General and administrative	500	1,136	574	1,812	7,400
Management fees	3,000	3,000	6,000	6,000	19,000
Professional fees	3,400	27,300	18,700	37,300	93,075
Website expense	–	–	–	–	2,500

Total Operating Expenses	6,900	31,436	25,274	45,112	131,975

Net loss before other expenses	(6,900)	(31,436)	(25,274)	(45,112)	(131,975)

Other Expenses

Interest expense	(937)	(523)	(1,957)	(896)	(5,203)

Net Loss	(7,837)	(31,959)	(27,231)	(46,008)	(137,178)
Net Loss per Share – Basic and Diluted	–	–	–	0.01
Weighted Average Shares Outstanding – Basic and Diluted	7,900,000	7,500,000	7,900,000	7,500,000

(The accompanying notes are an integral part of these condensed financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the six months ended February 28, 2013 $	For the six months ended February 29, 2012 $	Accumulated from July 29, 2011 (Date of Inception) to February 28, 2013 $

Operating Activities

Net Loss For the Period	(27,231)	(46,008)	(137,178)

Adjustments to reconcile net loss to net cash used by operating activities:

Expenses paid on behalf of the Company by a related party	9,100	–	9,100

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	2,057	24,066	43,820
Accrued compensation	(10,000)	6,000	3,000

Net Cash Used In Operating Activities	(26,074)	(15,942)	(81,258)

Financing Activities

Proceeds from notes payable – related	–	11,000	45,200
Repayment of notes payable – related	(3,393)	–	(3,593)
Proceeds from the issuance of common stock	–	–	40,000

Net Cash Provided By (Used In) Investing Activities	(3,393)	11,000	81,607

Increase (Decrease) in Cash	(29,467)	(4,942)	349

Cash – Beginning of Period	29,816	5,419	–

Cash – End of Period	349	477	349

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of February 28, 2013, the Company has not recognized any revenue, has a working capital deficit of $97,178, and has an accumulated deficit of $137,178. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of February 28, 2013 and August 31, 2012, the Company did not have any potentially dilutive shares.

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

3.

Related Party Transactions

a)

During the period ended February 28, 2013, the Company had $9,100 of professional fees paid on its behalf by the President and Director of the Company. During the period ended February 28, 2013, the Company also repaid $16,393 to the President and Director of the Company comprised of $13,000 in accrued management fees and $3,393 of notes payable bearing interest at 10% per annum.  As of February 28, 2013, the Company owed $50,707 (August 31, 2012 - $45,000) of notes payable to the President and Director of the Company, comprised of $38,000 (August 31, 2012 - $41,000) which is unsecured, bears interest at 10% per annum, and is due on demand and $12,707 (August 31, 2012 - $4,000) which is unsecured, non-interest bearing, and due on demand.  As at February 28, 2013, the Company recorded accrued interest of $5,202 (August 31, 2012 - $3,246) in accounts payable and accrued liabilities.

b)

During the periods ended February 28, 2013, the Company incurred $6,000 (February 2012 - $6,000) of management fees payable to the President and Director of the Company. As at February 28, 2013, the Company owes $3,000 (August 31, 2012 - $13,000) in accrued compensation.

4.

Subsequent Events

On March 8, 2013, the Company entered into a settlement agreement with the President and Director of the Company in which the President has agreed to forgive the outstanding principal and accrued interest on the notes payable and to assume responsibility on all outstanding accounts payable and accrued liabilities.

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

Overview

We were formed to become an e-commerce marketplace connecting merchants to consumers by offering daily discounts on goods and services through its website.  We were incorporated in the State of Nevada on July 28, 2011. We have no operations and are considered to be in the development stage.

Going forward, having discontinued our prior business, our plan is to acquire other assets or business operations that will maximize shareholder value.  However, no specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.

RESULTS OF OPERATIONS

Working Capital

	February 28, 2013 $	August 31, 2012 $
Current Assets	349	29,816
Current Liabilities	97,527	99,763
Working Capital Deficit	(97,178)	(69,947)

Cash Flows

	Six months ended	Six months ended
	February 28, 2013 $	February 29, 2012 $
Cash Flows used in Operating Activities	(26,074)	(15,942)
Cash Flows used in Financing Activities	(3,393)	11,000
Net decrease in Cash During Period	(29,467)	(4,942)

Operating Revenues

From the company’s inception on July 29, 2011 to February 28, 2013, the Company did not record any sales revenue.

Operating Expenses and Net Loss

Operating expenses for the three months ended February 28, 2013 were $6,900 compared to $31,436 for the three months ended February 29, 2012.  The decrease in operating expenses were attributed to a decrease of $23,900 in professional fees as the Company incurred additional legal fees relating to their SEC registration process in the prior year whereas there were limited operations in the current year requiring less legal advice, and decrease of $636 in general and administrative expenses as the Company had limited cashflows.

Net loss for the three months ended February 28, 2013 was $7,837 compared with $31,959 for the three months ended February 29, 2012. In addition to operating expense, the Company also incurred $937 of interest expense relating to interest accrued on notes payable of $38,000 that is unsecured, due interest at 10% per annum, and due on demand.

Operating expenses for the six months ended February 28, 2013 were $25,274 compared to $45,112 for the six months ended February 29, 2012.  The decrease in operating expenses were attributed to a decrease of $18,600 in professional fees as the Company incurred additional legal fees relating to their SEC registration process in the prior year whereas there were limited operations in the current year requiring less legal advice, and decrease of $1,238 in general and administrative expenses as the Company had limited cashflows.

Net loss for the six months ended February 28, 2013 was $27,231 compared with $46,008 for the six months ended February 29, 2012. In addition to operating expense, the Company also incurred $1,957 of interest expense relating to interest accrued on notes payable of $38,000 that is unsecured, due interest at 10% per annum, and due on demand.

Liquidity and Capital Resources

As at February 28, 2013, the Company has a cash and total asset balance of $349 and total liabilities of $97,527.  Liabilities are comprised of $50,707 of notes payable owed to President and Director of the Company, of which $38,000 is unsecured, bears interest at 10% per annum, and is due on demand, and $43,820 of accounts payable and accrued liabilities for general expenditures and professional fees.

As at August 31, 2012, the Company has a cash and total asset balance of $29,816 and total liabilities of $99,763.  Liabilities are comprised of $45,000 of notes payable owed to President and Director of the Company, of which $41,000 is unsecured, bears interest at 10% per annum, and is due on demand, $13,000 owing to the President and Director of the Company for management fees which is unsecured, non-interest bearing, and due on demand.

As at February 28, 2013, the Company had a working capital deficit of $97,178 compared with a working capital deficit of $69,947 as at August 31, 2012.  The increase in working capital deficit was attributed to the lack of sufficient cash flows to pay outstanding day-to-day obligations and amounts due to a related party.

Cashflow from Operating Activities

During the six months ended February 28, 2013, the Company used cash of $26,074 for operating activities as compared to $15,942 for the six months ended February 29, 2012, which were financed by proceeds received from financing activities. The cash for operating activities were used for payment of outstanding professional fees and general expenditures.

Cashflow from Investing Activities

During the six months ended February 28, 2013 and February 29, 2012, the Company did not have any investing activities.

Cashflow from Financing Activities

During the six months ended February 28, 2013, the Company used $3,393 for repayment of outstanding notes payable to a related party compared with the receipt of $11,000 in financing from the issuance of notes payable during the six months ended February 29, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of February 28, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended February 28, 2013, and for the period following that date through the date of this filing, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
10.01	Promissory Note between the Company and Holli Morris dated August 10, 2011	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
10.02	Promissory Note between the Company and Holli Morris dated August 10, 2011	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
10.03	Promissory Note between the Company and Holli Morris dated December 6, 2011	Filed with the SEC on December 9, 2011 as part of our Amended Registration Statement on Form S-1/A.
10.04	Promissory Note between the Company and Holli Morris dated April 18, 2012	Filed with the SEC on April 30, 2012 as part of our Quarterly Report on Form 10-Q.
14.01	Code of Ethics	Filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

HAPYKIDZ.COM, INC.

Dated: April 22, 2013	/s/ Holli Morris
By: Holli Morris
Its: CEO, CFO, President, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 22, 2013	/s/ Holli Morris
By: Holli Morris Its: CEO, CFO, President, Treasurer, Secretary Director