Form 10-Q
period 2013-05-31
HAPYKIDZ.COM
filed 2013-07-22
CIK 1532595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2013

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________________ to ___________________

Commission File Number: 333-177500

HAPYKIDZ.COM, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2859440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Gottbetter & Partners, LLP

488 Madison Avenue, 12th Floor

New York, NY 10022

(Address of principal executive offices)

(212) 400-6900

(Registrant’s telephone number, including area code)

N/A

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

As of July 18, 2013, there were 7,900,000 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hapykidz.com, Inc.

(A Development Stage Company)

Condensed Financial Statements

(Expressed in US dollars)

May 31, 2013

Condensed Balance Sheets (unaudited)	4

Condensed Statements of Operations (unaudited)	5

Condensed Statements of Cash Flows (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

	May 31, 2013 $	August 31, 2012 $
	(unaudited)
ASSETS

Cash	–	29,816

Total Assets	–	29,816

LIABILITIES

Current Liabilities

Bank indebtedness	6	–
Accounts payable and accrued liabilities	45,411	41,763
Accrued compensation	–	13,000
Due to related party	130	–
Notes payable – related party	–	45,000

Total Liabilities	45,547	99,763

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 7,900,000 common shares

	7,900	7,900

Additional paid-in capital	91,009	32,100

Accumulated deficit during the development stage	(144,456)	(109,947)

Total Stockholders’ Deficit	(45,547)	(69,947)

Total Liabilities and Stockholders’ Deficit	–	29,816

(The accompanying notes are an integral part of these condensed financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended May 31, 2013 $	For the three months ended May 31, 2012 $	For the nine months ended May 31, 2013 $	For the nine months ended May 31, 2012 $	Accumulated from July 29, 2011 (Date of Inception) to May 31, 2013 $

Revenues	–	–	–	–	–

Operating Expenses

Consulting fees	–	10,000	–	10,000	10,000
General and administrative	2,115	3,174	2,689	4,986	9,515
Management fees	–	3,000	6,000	9,000	19,000
Professional fees	41,163	8,300	59,863	45,600	134,238
Website expense	–	–	–	–	2,500

Total Operating Expenses	43,278	24,474	68,552	69,586	175,253

Net loss before other expenses	(43,278)	(24,474)	(68,552)	(69,586)	(175,253)

Other Income (Expenses)

Gain on forgiveness of debt	36,000	–	36,000	–	36,000
Interest expense	–	(869)	(1,957)	(1,765)	(5,203)

Net Loss	(7,278)	(25,343)	(34,509)	(71,351)	(144,456)
Net Loss per Share – Basic and Diluted	–	–	–	(0.01)
Weighted Average Shares Outstanding – Basic and Diluted	7,900,000	7,500,000	7,900,000	7,500,000

(The accompanying notes are an integral part of these condensed financial statements)

HAPYKIDZ.COM, INC.

(A Development Stage Company)

Condensed Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the nine months ended May 31, 2013 $	For the nine months ended May 31, 2012 $	Accumulated from July 29, 2011 (Date of Inception) to May 31, 2013 $

Operating Activities

Net Loss	(34,509)	(71,351)	(144,456)

Adjustments to reconcile net loss to net cash used by operating activities:

Gain on forgiveness of debt	(36,000)	–	(36,000)
Expenses paid on behalf of the Company by a related party	9,230	–	9,230

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	44,850	28,005	86,613
Accrued compensation	(10,000)	9,000	3,000
Bank indebtedness	6	–	6

Net Cash Used In Operating Activities	(26,423)	(34,346)	(81,607)

Financing Activities

Proceeds from notes payable – related	–	31,000	45,200
Repayment of notes payable – related	(3,393)	–	(3,593)
Proceeds from the issuance of common stock	–	–	40,000

Net Cash Provided By (Used In) Investing Activities	(3,393)	31,000	81,607

Decrease in Cash	(29,816)	(3,346)	–

Cash – Beginning of Period	29,816	5,419	–

Cash – End of Period	–	2,073	–

Non-cash investing and financing activities

Forgiveness of related party debt	58,909	–	58,909

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of May 31, 2013, the Company has not recognized any revenue, has a working capital deficit of $45,547, and has an accumulated deficit of $144,456. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of May 31, 2013 and August 31, 2012, the Company did not have any potentially dilutive shares.

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

3.

Related Party Transactions

a)

During the period ended May 31, 2013, the Company had $9,100 of professional fees paid on its behalf by the former President and Director of the Company, who resigned on May 14, 2013. On November 26, 2012, the Company repaid $16,393 to the former President and Director of the Company, comprised of $13,000 in accrued management fees and $3,393 of notes payable bearing interest at 10% per annum. On March 8, 2013, the former President and Director of the Company forgave $58,909 owing for management fees, operating expenses paid on the Company’s behalf, accrued interest, and notes payable. As of May 31, 2013, the Company owed $nil (August 31, 2012 - $41,000) of notes payable to the former President and Director of the Company. As at May 31, 2013, the Company recorded accrued interest of $nil (August 31, 2012 - $3,246) in accounts payable and accrued liabilities.

b)

During the periods ended May 31, 2013, the Company incurred $6,000 (May 31, 2012 - $9,000) of management fees to the former President and Director of the Company. As at May 31, 2013, the Company owes $nil (August 31, 2012 - $13,000) in accrued compensation.

c)

During the period ended May 31, 2013, the Company had $130 (May 31, 2012 - $nil) of professional fees paid on its behalf by the President and Director of the Company. As of May 31, 2013, the Company owed $130 (August 31, 2012 - $nil) to the President and Director of the Company, which is unsecured, non-interest bearing, and due on demand.

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

RESULTS OF OPERATIONS

Working Capital

	May 31, 2013 $	August 31, 2012 $
Current Assets	-	29,816
Current Liabilities	45,547	99,763
Working Capital Deficit	(45,547)	(69,947)

Cash Flows

	Nine months ended	Nine months ended
	May 31, 2013 $	May 31, 2012 $
Cash Flows used in Operating Activities	(26,423)	(34,346)
Cash Flows provided by (used in) Financing Activities	(3,393)	31,000
Net decrease in Cash During Period	(29,816)	(3,346)

Operating Revenues

From our inception on July 29, 2011 to May 31, 2013, we did not record any sales revenue.

Operating Expenses and Net Loss

Operating expenses for the three months ended May 31, 2013 were $43,278 compared to $24,474 for the three months ended May 31, 2012.  The increase in operating expenses were attributed to an increase of $32,863 in professional fees relating to legal fees incurred for the Company’s change in management and SEC filings during the current period.  The increase was offset by a decrease of $10,000 in consulting fees as the  Company did not incur any consulting costs for the current period, $3,000 in management fees as the new management of the Company did not take on any management agreement, and $1,059 in general and administrative costs as the Company had limited cash flows for general expenditures.

Net loss for the three months ended May 31, 2013 was $7,278 compared with $25,343 for the three months ended May 31, 2012.  In addition to operating expense, we recorded a gain on forgiveness of debt of $36,000 relating to the settlement of accounts payable and accrued liabilities.

Operating expenses for the nine months ended May 31, 2013 were $68,552 compared to $69,586 for the nine months ended May 31, 2012.  The decrease in operating expenses were attributed to a decrease of $10,000 in consulting fees as we did not incur any consulting costs during the year, $2,297 in general and administrative expenses as we had limited amounts of cash flow for general expenditures,  and $3,000 in management fees as we changed management during the year and the new management has not signed a management agreement.  The decrease was offset by an increase of $14,263 in professional fees related to additional legal expenses incurred with the change in management and other SEC filings.

Net loss for the nine months ended May 31, 2013 was $34,509 compared with $71,351 for the nine months ended May 31, 2012.  In addition to operating expense, we also incurred $1,957 of interest expense relating to interest accrued on notes payable of $41,000 that is unsecured, bears interest at 10% per annum, and due on demand which was repaid and settled during the year.  In addition, we recorded a gain on settlement of debt of $36,000 relating to the settlement of outstanding accounts payable and accrued liabilities.

Liquidity and Capital Resources

As at May 31, 2013, we had a cash and total asset balance of $nil and total liabilities of $45,547.   Liabilities are comprised of $45,411 of accounts payable and accrued liabilities for general expenditures and professional fees, $6 of bank indebtedness, and $130 owing to related parties of the company.

As at August 31, 2012, we had a cash and total asset balance of $29,816 and total liabilities of $99,763.  Liabilities are comprised of $45,000 of notes payable owed to our former President and Director, of which $41,000 is unsecured, bears interest at 10% per annum, and is due on demand, $13,000 owing to our former President and Director for management fees which is unsecured, non-interest bearing, and due on demand.

As at May 31, 2013, we had a working capital deficit of $45,547 compared with a working capital deficit of $69,947 as at August 31, 2012.  The decrease in working capital deficit was due to the fact that $36,000 of accounts payable and accrued liabilities along with $58,909 of related party debt were forgiven.  Otherwise, we had limited amounts of cash flow which were used for operating activities and we have insufficient cash proceeds to settle outstanding obligations on a timely basis as they become due.

As of the date of this report, we had yet to generate any revenues from our business operations.  We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

Our sole director and officer has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

In the nine month period ended May 31, 2013, a shareholder paid for $130 of expenses.  The amount is non-interest bearing and due on demand.  However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations.  Issuances of additional shares will result in dilution to existing stockholders.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund its operations and other activities.

Cashflow from Operating Activities

During the nine months ended May 31, 2013, we used cash of $26,423 for operating activities as compared to $34,346 for the nine months ended May 31, 2012, which were financed by proceeds received from financing activities.  The cash for operating activities were used for payment of outstanding professional fees and general expenditures.

Cashflow from Investing Activities

During the nine months ended May 31, 2013 and May 31, 2012, we did not have any investing activities.

Cashflow from Financing Activities

During the nine months ended May 31, 2013, we used $3,393 for repayment of outstanding notes payable to a related party compared with the receipt of $31,000 in financing from the issuance of notes payable during the nine months ended May 31, 2012.

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

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of May 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended May 31, 2013, and for the period following that date through the date of this filing, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1/32.2	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

HAPYKIDZ.COM, INC.

Dated: July 22, 2013	/s/ Noah Levinson
By: Noah Levinson
Its: President, Treasurer and Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 22, 2013	/s/ Noah Levinson
By: Noah Levinson President, Treasurer, Secretary and Director