Form 10-K
period 2013-08-31
SYMBID CORP.
filed 2013-10-17
CIK 1532595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2013

Or

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number:  333-177500

SYMBID CORP.
(Exact name of registrant as specified in its charter)

Nevada	45-2859440
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Gottbetter & Partners, LLP 488 Madison Avenue, 12th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 400-6900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes  X . No      .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      . No      .

(Note:  The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X . No      .

As of February 28, 2013, there were 7,900,000 shares (pre-split) of the registrant's common stock, par value $0.001 per share, issued and outstanding.  Of these, 400,000 shares (pre-split) were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates on February 28, 2013 was $40,000, based on the price of $0.10 per share (pre-split) for the registrant’s common stock which were sold in a public offering that closed on June 10, 2012.

As of September 30, 2013, there were 197,500,000 (post-split) shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements include, among others, those statements including the words "believes", "anticipates", "expects", “intend”, “estimate”, “plan” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions.  Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

•

our status as a development stage company;

•

our selection of a prospective target business or asset;

•

our issuance of our capital shares or incurrence of debt to complete a business combination;

•

our ability to have our securities quoted on OTC Bulletin Board or listed on a national exchange following our business combination;

•

our ability to consummate an attractive business combination due to our limited resources and the significant competition for business combination opportunities;

•

conflicts of interest of our officers and directors;

•

potential current or future affiliations of our officers and directors with competing businesses;

•

our ability to obtain additional financing if necessary;

•

the control by our existing stockholders of a substantial interest in us;

•

our dependence on our key personnel;

•

our dependence on a single company after our business combination;

•

business and market outlook;

•

our and our customers’ business strategies following the consummation of a business combination;

•

obtaining permits and other regulatory risks following the consummation of a business combination;

•

foreign currency fluctuations and overall political risk in foreign jurisdictions following the consummation of a business combination;

•

operating and capital expenditures by us following the consummation of a business combination;

•

our competitive position following the consummation of a business combination;

•

outcomes of legal proceedings following the consummation of a business combination;

•

expected results of operations and/or financial position following the consummation of a business combination;

•

future effective tax rates; and

•

compliance with applicable laws.

These risks and others described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Annual Report on Form 10-K (“Annual Report”) and investors are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the “Company”, “Symbid”, “we”, “us”, or “our”, are to Symbid Corp. (f/k/a HapyKidz.com, Inc.).

PART I

ITEM 1.

BUSINESS

General

We were incorporated in the State of Nevada on July 29, 2011, to become an e-commerce marketplace connecting merchants to consumers by offering daily discounts on goods and services through our website.  We were not successful in our efforts and have ceased this line of business.

Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities.  We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  Further, we may acquire or combine with a venture that is in its preliminary or development stage, one that is already in operation or one that is in a more mature stage of its corporate existence.  Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation.  These benefits are commonly thought to include the following:

•

the ability to use registered securities to acquire assets or businesses;

•

increased visibility in the marketplace;

•

greater ease of borrowing from financial institutions;

•

improved stock trading efficiency;

•

greater shareholder liquidity;

•

greater ease in subsequently raising capital;

•

ability to compensate key employees through stock options and other equity awards;

•

enhanced corporate image; and

•

a presence in the United States capital markets.

We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies potentially interested in a business combination with us may include the following:

•

a company for which a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

•

a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•

a company that desires to become public with less dilution of its common stock than would occur upon an traditional underwritten public offering;

•

a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•

a foreign company that may wish an initial entry into the United States securities markets;

•

a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; or

•

a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst.  Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate or not in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, its assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan and numerous other factors that are difficult, if not impossible, to analyze using any objective criteria.  We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•

potential for growth, indicated by new technology, anticipated market expansion or new products;

•

competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

strength and diversity of management, either in place or scheduled for recruitment;

•

capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through bank loans or other commercial borrowing arrangements, through joint ventures or similar arrangements or from other sources;

•

the cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•

the extent to which the business opportunity can be advanced;

•

the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•

other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another entity.  We also may acquire stock or assets of an existing business.  On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company.  In addition, some or all of our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company.  Depending upon, among other things, the target company’s assets and liabilities, our existing shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition.  The percentage ownership of our existing shareholders may be subject to significant reduction in the event we acquire a target company with substantial assets.  Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements.  Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

We do not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

Recent Developments

On September 3, 2013, the holder of 7,500,000 shares (pre-split) (approximately 94.94%) of our common stock, $0.001 par value per share (“Common Stock”), approved the execution and filing of a Certificate of Amendment to our Articles of Incorporation (the “Certificate of Amendment”) with the Nevada Secretary of State changing our name to Symbid Corp. (the “Name Change”).  The Certificate of Amendment was also authorized by our Board of Directors on September 3, 2013.

We are currently engaged in discussions with Symbid Holding B.V. (“Symbid Holding”), a privately held limited liability corporation organized under the laws of The Netherlands, regarding a possible business combination involving the two companies.  At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with any transaction.  With the permission of Symbid Holding, we have changed our name to facilitate these discussions.  If the parties determine not to proceed with a business combination, we will change our name back to HapyKidz.com, Inc., or adopt another name.

The Financial Industry Regulatory Authority (“FINRA”) advised us on September 12, 2013 that the Name Change will be announced by FINRA on September 24, 2013 with an effective date of September 25, 2013 (the “Effective Date”). At the open of trading on the Effective Date, our trading symbol will change to “SBID”.

On September 3, 2013, our Board of Directors also approved a 25-for-1forward stock split of our Common Stock outstanding in the form of a dividend, with a record date of September 16, 2013 (the “Record Date”).  The Payment Date was September 18, 2013, the Ex-Dividend Date was September 19, 2013 and the Due Bill Redeemable Date was September 23, 2013. The stock split in the form of a dividend entitled each shareholder of our Common Stock as of the Record Date to receive 24 additional shares of Common Stock for each one share owned.  Additional shares issued as a result of the stock split were distributed on the Payment Date.  As of the Ex-Dividend Date, our stock began trading on a post-split adjusted basis.  Shareholders did not need to exchange existing stock certificates and received a new certificate reflecting the newly issued shares. NUMBERS OF SHARES AND PRICES PER SHARE PROVIDED IN THIS REPORT, UNLESS OTHERWISE STATED, OR THE CONTEXT CLEARLY INDICATES OTHERWISE, HAVE BEEN ADJUSTED TO REFLECT THE 25-FOR-1 FORWARD STOCK SPLIT.

Competition

We expect to encounter substantial competition in our efforts to identify and consummate a transaction with a business opportunity.  The primary competition will be from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals, all of which may have substantially greater financial and other resources than we do.  In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees and Employment Agreements

We presently have no employees apart from Noah Levinson, our sole officer.  Mr. Levinson is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified.  We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

We intend to hire additional management and other support personnel when we have reached a point in our proposed growth that would allow for such employment.  In the interim, we will rely upon consultants to assist us in identifying and investigating acquisition opportunities.

Reports to Security Holders

We file annual, quarterly and current reports and other information with the SEC.  You may read and copy any reports, statement or other information that we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at (202) 551-8090 for further information on the public reference room.  These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

ITEM 1A.

RISK FACTORS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY.  YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY.  IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK.  YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN OUR COMPANY.  IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS FOR GROWTH WOULD LIKELY SUFFER.  AS A RESULT, YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT IN OUR COMPANY.

We are a development stage company and may never be able to effectuate our business plan.

We were incorporated in the State of Nevada on July 29, 2011, to become an e-commerce marketplace connecting merchants to consumers by offering daily discounts on goods and services through our website.  Recently, our management determined to cease our e-commerce business, and attempt to acquire other assets or business operations that will maximize shareholder value.  We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.   As a development stage company with limited resources we may not be able to successfully effectuate our business plan.  There can be no assurance that we will ever achieve any revenues or profitability.  The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We require financing to acquire businesses and implement our business plan.  We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with our business plan.  We cannot guarantee that we will ever be successful in generating revenues in the future.  We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since inception, we have had no revenues and incurred a cumulative net loss of $143,823 through August 31, 2013.  This raises substantial doubt about our ability to continue as a going concern.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We are currently engaged in discussions with Symbid Holding regarding a possible business combination involving the two companies.  At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with any transaction.  We cannot assure you that we will consummate a transaction with Symbid Holding, or successfully identify and evaluate other suitable business opportunities, or that we will conclude a business combination.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company.  While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria.  The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable.  In the event we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.  We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger or combination transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do.  Consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities.  Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us.  There is no assurance that we will be able to acquire a business opportunity on terms favorable to us.  Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs in total.  Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future.  This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of our sole officer to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities.  The loss of services of our sole officer could have a substantial adverse effect on us.  The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team.  We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired.

The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, such as SH, we will be subject to risks inherent in business operations outside of the United States.  These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We will need to raise additional capital to execute our business plan.  If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations.  Our continued operations will depend upon the sustainability of cash flow from our ability to raise additional funds, as required, through equity or debt financing.  There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us.  If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.  In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting.  We plan to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report.  The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404.  We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future.  Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our principal stockholder owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Holli Morris, our former sole officer and director, beneficially owns approximately 94.9% of our outstanding common stock.  As a result, she will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board of Directors (“Board”); (b) removal of any of our directors; (c) amendments of our Certificate of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

Noah Levinson is our sole director.  We have no directors that are “independent” as that term is defined in the rules of any national securities exchange.  As a result, we do not have an audit, compensation or nominating and corporate governance committee.  The functions of such committees would perform are performed by the Board as a whole.  Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our common stock.

Trading in our shares of common stock is limited, and will not improve unless we increase our sales, become profitable and secure more active market makers.

There is a limited trading market for our common stock.  There can be no assurance that a regular trading market for our securities will ever develop or that if developed it will be sustained.  The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors.  In addition, the stock market has experienced extreme price and volume fluctuations in recent years.  These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock’s future liquidity.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 share of “blank check” preferred stock, $0.001 par value per share (“Preferred Stock”).  The future issuance of Common Stock or Preferred Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing shareholders.  We may value any Common Stock and/or Preferred Stock issued in the future on an arbitrary basis.  The issuance of Common Stock and/or Preferred Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

Our common shares are subject to the “penny stock” rules of the SEC, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission (“SEC”) relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.  We cannot assure you that you will be able to sell shares when you desire to do so.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our office space needs are limited at the current time.  We do not currently own or rent any property.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

ITEM 3.

LEGAL PROCEEDINGS

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is not traded on any exchange.  We intend to apply to have our Common Stock quoted on the OTC Bulletin Board, however, there is no guarantee that we will obtain a listing.

There is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop.  OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our Common Stock listed on any of the public trading markets, including the OTC Bulletin Board, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities, and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Bulletin Board.  This could prevent us from developing a trading market for our Common Stock.

Holders

As of the date of this report there were 10 holders of record of our Common Stock, based on information provided by our transfer agent.

Dividends

To date, we have not paid dividends on shares of our Common Stock and we do not expect to declare or pay dividends on shares of our Common Stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

During the last three fiscal years we have had the following issuances of unregistered securities:

On July 29, 2011, we issued 187,500,000 shares (post-split) to Holli Morris, our founder, and former sole officer and director, as founder’s shares.  We relied upon Section 4(2) of the Securities Act, which exempts from registration “transactions by an issuer not involving any public offering”.

It is our belief Ms. Morris had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the investment and therefore did not need the protections offered her shares under Securities and Act of 1933, as amended.  Ms. Morris certified that she was purchasing the shares for her own account, with investment intent.  This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, shell companies like us, to their promoters or affiliates despite technical compliance with the requirements of Rule 144.  The SEC has codified and expanded this position in recent amendments by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company.  The SEC has provided an exception to this prohibition, however, if the following conditions are met:

•

the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•

the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•

the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•

at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As a result, our existing stockholders will not be able to sell the shares pursuant to Rule 144 without registration one year after we have completed our initial business combination assuming we meet the four conditions of a former shell company stated above at such time.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

We have no plans to adopt a stock option plan, but may choose to do so in the future.  If such a plan is adopted, this may be administered by the board or a committee appointed by the Board of Directors.  The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officer and director and may reserve up to 10% of our outstanding shares of Common Stock for that purpose.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS SECTION OF THE PROSPECTUS INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. FORWARD-LOOKING STATEMENTS ARE OFTEN IDENTIFIED BY WORDS LIKE: “BELIEVE”, “EXPECT”, “ESTIMATE”, “ANTICIPATE”, “INTEND”, “PROJECT” AND SIMILAR EXPRESSIONS, OR WORDS THAT, BY THEIR NATURE, REFER TO FUTURE EVENTS. YOU SHOULD NOT PLACE UNDUE CERTAINTY ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS PROSPECTUS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS.

OUR FINANCIAL STATEMENTS ARE STATED IN UNITED STATES DOLLARS (USD OR US$) AND ARE PREPARED IN ACCORDANCE WITH UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ALL REFERENCES TO “COMMON SHARES” REFER TO THE COMMON SHARES IN OUR CAPITAL STOCK.

Overview

We were incorporated in the State of Nevada on July 29, 2011, to become an e-commerce marketplace connecting merchants to consumers by offering daily discounts on goods and services through our website.  We were not successful in our efforts and have ceased this line of business.  Going forward, we intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.  See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” for additional information and risks associated with our proposed business plan.

We expect that we will need to raise funds in order to effectuate our business plan.  We may seek additional investors to purchase our stock to provide us with working capital to fund our operations.  Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt.  There can be no assurance that additional capital will be available to us at all or on acceptable terms.  We may seek to raise the required capital by other means.  We may have to issue debt or equity or enter into a strategic arrangement with a third party.  We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.   In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We do not expect to generate any revenues over the next 12 months.  Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination.  We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.  We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means.  Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.  We estimate that, assuming we do not complete a business combination, the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $75,000.  However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities.  Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $174,620 on our operations from inception through August 31, 2013, and our only other activity consisted of the issuance of 187,500,000 shares (post-split) of our common stock to our former sole director and officer as founder’s shares and the sale of 10,000,000 shares (post-split) of our common stock pursuant to a registered offering for aggregate proceeds of $40,000.

We have not generated any revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies (See “Risk Factors”). To become profitable and competitive, we must develop the business plan and execute the plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

Since inception, the majority of our time has been spent refining our business plan and preparing for a primary financial offering.

Our results of operations are summarized below:

July 29, 2011 (Inception)
To August 31, 2013
(Audited)
Revenue	$-
Operating Expenses	$177,905
Net Loss	$(147,108)
Net Loss per Share - Basic and Diluted	$(0.00)
Weighted Average Number Shares Outstanding - Basic and Diluted	$197,500,000

Liquidity and Capital Resources

As of the date of this report, we had yet to generate any revenues from our business operations.

For the fiscal year ended August 31, 2012, we sold 10,000,000 shares (post-split) of our common stock in a public offering, which closed on June 10, 2012, for aggregate cash proceeds of $40,000.  We also issued notes payable to our former sole officer and director for proceeds of $31,000.

In the fiscal year ended August 31, 2013, a shareholder made loans to us in the amount of $17,516 to pay certain of our expenses. However, going forward, this shareholder has made no commitments written or oral, with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

As of August 31, 2013, our cash on hand was $nil we had liabilities of $48,199 and our working capital was $nil.  We anticipate that our current cash on hand is not sufficient to meet our obligations associated with being a company that is fully reporting with the SEC.

To date, we have managed to keep our monthly cash flow requirement low for two reasons.  First, our sole officer does not draw a salary at this time.  Second, we have been able to keep our operating expenses to a minimum by operating in space provided at no expense.

As of the date of this report, the current funds available to us will not be sufficient to continue maintaining a reporting status.  Management believes if we cannot maintain our reporting status with the SEC it will have to cease all efforts directed towards our company.  As such, any investment previously made would be lost in its entirety.

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

Assuming we do not complete a business combination, we anticipate needing approximately $75,000 in order to effectively execute our business plan over the next 12 months.  If we are unable to raise the funds, we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds.  We expect that we will seek additional financing in the future.  However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to seek a buyer for our business or another entity with which we could create a joint venture.  If all of these alternatives fail, we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

Our independent auditor has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 1 of our financial statements.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

Not applicable.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the consolidated financial statements included herein.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, consisting of Noah Levinson, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Noah Levinson, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, Noah Levinson, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of August 31, 2013, our management, consisting of Noah Levinson, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Noah Levinson, our President, Treasurer and Secretary (Principal Executive Officer and Principal Financial Officer) in connection with the review of our financial statements as of August 31, 2013.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of independent directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

•

Assuming we are able to secure additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

•

We also plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board.

We anticipate that these initiatives will be implemented in conjunction with the growth of our business.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of August 31, 2013, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our officers are elected by the Board to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office.  The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)
Holli Morris (1) 24084 N. 76th Place Scottsdale, AZ 85255	34	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

Noah Levinson (2) c/o Gottbetter & Partners, LLP 488 Madison Ave, 12th Floor New York, NY 10022	40	President, Secretary, and Treasurer, Principal Executive Officer, Principal Financial Officer and sole member of the Board of Directors

(1)

Ms. Morris held her offices/positions from our inception through May 14, 2013, when she resigned.

(2)

Mr. Levinson was appointed to his offices/positions on May 14, 2013, and is expected to hold his offices/positions until we engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

Business Experience

HOLLI MORRIS

Holli Morris, 34, has over seven years of experience as a manager and sales consultant in the mortgage and banking industry. Since January 2006, Ms. Morris has worked as a Sales Assistance Consultant for Wells Fargo Business Real Estate Finance, where she sells to and trains national business and retail bankers on commercial loan products and procedures.  Prior to working for Wells Fargo, Ms. Morris was a Business Development Manager for MILA, Inc. from June 2005 to January 2006, where she sold a broad range of 400+ loan programs to mortgage broker offices.  From January 2004 to June 2005, Ms. Morris worked as a Relationship Manager/Processor for MILA, Inc., where her responsibilities included acting as a liaison between mortgage brokers and underwriting and processing loan packages.  Ms. Morris was appointed as sole officer and director of the Company due to her prior management and business experience.

NOAH LEVINSON

Noah Levinson, 40, has been Operations Manager at Vanguard Funding since January, 2013. Prior to this, he was Operation Manager at Guaranteed Home Mortgage from September 2011 through January 2013. Prior to that position, he was Senior Loan Consultant/Production Coordinator at Kazmi National Finance Company from December 2008 through August 2011. Before that, Mr. Levinson was Vice President and Operations Manager for Refinance.com, a privately held mortgage bank in New York, from January 2003 to November 2008. He was also Chairman, Chief Executive Officer and Director at Max Cash Media Inc., a company which he founded, from July 2007 through July 2012. Prior to the mortgage business, Mr. Levinson worked extensively in the entertainment industry. His first job out of college was at EMI Records doing dance music promotion. Mr. Levinson then served as a personal assistant to actor Danny DeVito in Los Angeles, and cultivated many relationships in the field. After two years in California and following several consulting positions, Mr. Levinson created his own boutique public relations firm, Citiwide Media Inc., and handled events for such clients as New Line Cinema, Sundance Channel, and the Raul Julia Ending Hunger fund. Mr. Levinson has demonstrated strong business acumen and the ability to exercise sound judgment, and has a reputation for integrity, honesty and adherence to ethical standards, all of which make him particularly well-suited to serve on the Company’s Board.

Identification of Significant Employees

We have no employees other than Noah Levinson, our sole officer.

Family Relationship

We currently do not have any officers or directors of our company who are related to each other.

Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of ours during the past five years.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We adopted a Code of Ethics that applies to our officers, directors and employees.  A written copy of the Code was filed with the SEC on October 25, 2011 as part of our Registration Statement on Form S-1 and is incorporated by reference hereto as Exhibit 14.1.  A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our Secretary, at c/o Gottbetter & Partners, LLP, 488 Madison Avenue, 12th Floor, New York, NY 10022, tel. (212) 400-6900.

Board Committees

We currently have not established any committees of the Board.  Our Board may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, no security holders have made any such recommendations.  Our sole director performs all functions that would otherwise be performed by committees.  Given the present size of our Board it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our Board and allocate responsibilities accordingly.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11.

EXECUTIVE COMPENSATION

We have made no provisions for paying cash or non-cash compensation to our sole officer and director.  No salaries are being paid at the present time and no compensation will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception July 29, 2011 through August 31, 2013.

Summary Compensation Table

Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
Holli Morris (1)	2013	0	0	0	0	0	0	0	0
	2012	12,000	0	0	0	0	0	0	12,000
Noah Levinson (2)	2013	0	0	0	0	0	0	0	0

(1)

As of May 14, 2013, Ms. Morris resigned as our sole officer and director.

(2)

As of May 14, 2013, Mr. Levinson was appointed as our sole officer and director.

We have not paid any salaries to our sole director and officer as of the date of this report. We do not anticipate beginning to pay salaries until we have adequate funds to do so.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Holli Morris(1)	_	_	_	_	_	_	_	_	_
Noah Levinson (2)	_	_	_	_	_	_	_	_	_

(1)

As of May 14, 2013, Ms. Morris resigned as our sole officer and director.

(2)

As of May 14, 2013, Mr. Levinson was appointed as our sole officer and director.

There were no grants of stock options since inception to the date of this report.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Our sole director has not adopted a stock option plan.  We have no plans to adopt a stock option plan, but may choose to do so in the future.  If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”).  The Committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted.  We may develop an incentive based stock option plan for our officer and director and may reserve up to 10% of our outstanding shares of common stock for that purpose.

Compensation of Directors

Our sole director is not compensated by us for acting as such.  There are no arrangements pursuant to which our sole director is or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The table below summarizes all compensation awarded to, earned by, or paid to our sole director for all services rendered in all capacities to us for the period from inception July 29, 2011 through August 31, 2013.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Holli Morris	0	0	0	0	0	0	0
Noah Levinson	0	0	0	0	0	0	0

(1)

As of May 14, 2013, Ms. Morris resigned as our sole officer and director.

(2)

As of May 14, 2013, Mr. Levinson was appointed as our sole officer and director.

At this time, we have not entered into any employment agreements with our sole officer and director. If there is sufficient cash flow available from our future operations, we may enter into employment agreements with our sole officer and director or future key staff members.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what his ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Noah Levinson (3) c/o Gottbetter & Partners, LLP 488 Madison Ave, 12th Floor New York, NY 10022	Common	0	0%
All Officers and Directors as a Group (1 Total)	Common	0	0%
Holli Morris (4) 24084 N. 76th Place Scottsdale, AZ 85255	Common	187,500,000(5)	94.9%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of August 31, 2013, through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table

(2)

Based on 197,500,000 issued and outstanding shares of common stock as of August 31, 2013.

(3)

Noah Levinson was appointed as our sole officer and director on May 14, 2013.

(4)

Holli Morris resigned as our sole officer and director on May 14, 2013.

(5)

Adjusted to reflect the 25-for-1 forward stock split approved by our Board on September 3, 2013.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On July 29, 2011 we issued 187,500,000 shares (post-split) of our common stock to our then-sole director and officer as founder’s shares.

There have been no other transactions since our inception July 29, 2011, or any currently proposed transactions in which we are, or plan to be, a participant and in which any related person had or will have a direct or indirect material interest.

Director Independence

We intend to quote our securities on the OTC Bulletin Board which does not have any director independence requirements.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended August 31, 2013 and August 31, 2012 are set forth in the table below:

Fee Category	Year ended August 31, 2013	Year ended August 31, 2012

Audit fees (1)	$8,500	$7,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$8,500	$7,000

(1)

Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)

All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors.  The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended August 31, 2013, were approved by our board of directors.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See Index to Financial Statements immediately following the signature page of this report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•

should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•

may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•

were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed July 29, 2011 (1)
3.2	3.2	By-Laws of the Registrant (1)
14.1	14.1	Registrant’s Code of Ethics (1)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)

Filed with the Securities and Exchange Commission on October 25, 2011, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-177500), which exhibit is incorporated herein by reference.

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

*** Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBID CORP.

Dated: October 17, 2013

By: /s/ Noah Levinson

Name: Noah Levinson

Title: President, Treasurer and Secretary

(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Noah Levinson		October 17, 2013
Noah Levinson	President, Treasurer, Secretary and sole Director (Principal Executive Officer and Principal Financial Officer)

SYMBID CORP.

(formerly HapyKidz.com, Inc.)

 (A Development Stage Company)

Financial Statements

August 31, 2013

(Expressed in US dollars)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Stockholders’ Deficit	F–4

Statements of Cash Flows	F–5

Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Symbid Corp. (formerly Hapykidz.com, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of Symbid Corp. (formerly Hapykidz.com, Inc.) (“the Company”) as of August 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from July 29, 2011 (date of inception) through August 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Symbid Corp. (formerly Hapykidz.com, Inc.) as of August 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from July 29, 2011 (date of inception) through August 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had accumulated losses of $147,108 for the period from inception through August 31, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

September 30, 2013

SYMBID CORP.

(formerly Hapykidz.com, Inc.)

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	August 31, 2013 $	August 31, 2012 $

ASSETS

Cash	–	29,816

Total Assets	–	29,816

LIABILITIES

Current Liabilities

Bank indebtedness	6	–
Accounts payable and accrued liabilities	39,777	41,763
Accrued compensation	–	13,000
Due to related parties	8,416	–
Notes payable – related party	–	45,000

Total Liabilities	48,199	99,763

STOCKHOLDERS’ DEFICIT

Preferred stock Authorized: 10,000,000 preferred shares with a par value of $0.001 per share Issued and outstanding: nil preferred shares

	–	–

Common stock Authorized: 290,000,000 common shares with a par value of $0.001 per share Issued and outstanding: 197,500,000 common shares

	197,500	197,500

Additional paid-in capital	(98,591)	(157,500)

Accumulated deficit during the development stage	(147,108)	(109,947)

Total Stockholders’ Deficit	(48,199)	(69,947)

Total Liabilities and Stockholders’ Deficit	–	29,816

(The accompanying notes are an integral part of these financial statements)

SYMBID CORP.

(formerly Hapykidz.com, Inc.)

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	Year ended August 31, 2013 $	Year ended August 31, 2012 $	Accumulated from July 29, 2011 (Date of Inception) to August 31, 2013 $

Revenue	–	–	–

Operating Expenses

Consulting fees	–	10,000	10,000
General and administrative	4,314	5,745	11,140
Management fees	6,000	12,000	19,000
Professional fees	60,890	69,375	135,265
Website	–	–	2,500

Total Operating Expenses	71,204	97,120	177,905

Net Loss Before Other Expenses	(71,204)	(97,120)	(177,905)

Other Income (Expense)

Gain on settlement of debt	36,000	–	36,000
Interest expense	(1,957)	(3,139)	(5,203)

Net Loss	(37,161)	(100,259)	(147,108)
Net Loss per Share, Basic and Diluted	–	–
Weighted Average Shares Outstanding	197,500,000	191,243,169

(The accompanying notes are an integral part of these financial statements)

SYMBID CORP.

(formerly Hapykidz.com, Inc.)

(A Development Stage Company)

Statements of Stockholders’ Deficit

From July 29, 2011 (Date of Inception) to August 31, 2013

Expressed in US dollars

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance, July 29, 2011 (Date of Inception)	–	–	–	–	–

Issuance of founders’ shares	187,500,000	187,500	(187,500)	–	–

Net loss for the period	–	–	–	(9,688)	(9,688)

Balance, August 31, 2011	187,500,000	187,500	(187,500)	(9,688)	(9,688)

Issuance of shares for cash	10,000,000	10,000	30,000	–	40,000

Net loss for the year	–	–	–	(100,259)	(100,259)

Balance, August 31, 2012	197,500,000	197,500	(157,500)	(109,947)	(69,947)

Forgiveness of related party debt	–	–	58,909	–	58,909

Net loss for the year	–	–	–	(37,161)	(37,161)

Balance, August 31, 2013	197,500,000	197,500	(98,591)	(147,108)	(48,199)

(The accompanying notes are an integral part of these financial statements)

SYMBID CORP.

(formerly Hapykidz.com, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Year ended August 31, 2013 $	Year ended August 31, 2012 $	Accumulated from July 29, 2011 (Date of Inception) to August 31, 2013 $

Operating Activities

Net loss	(37,161)	(100,259)	(147,108)

Adjustments to reconcile net loss to net cash used by operating activities:
Gain on settlement of debt	(36,000)	–	(36,000)
Expenses paid on behalf of the Company by a related party	17,516	–	17,516

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	39,216	41,656	80,979
Accrued compensation	(10,000)	12,000	3,000
Bank indebtedness	6	–	6

Net Cash Used In Operating Activities	(26,423)	(46,603)	(81,607)

Financing Activities

Proceeds from notes payable – related party	–	31,000	45,200
Repayment of notes payable – related party	(3,393)	–	(3,593)
Proceeds from the issuance of common stock	–	40,000	40,000

Net Cash Provided By (Used In) Financing Activities	(3,393)	71,000	81,607

Increase (Decrease) in Cash	(29,816)	24,397	–

Cash, Beginning of Period	29,816	5,419	–

Cash, End of Period	–	29,816	–

Non-cash Investing and Financing Activities:

Settlement of related party accounts payable recorded as additional paid in capital	5,202	–	5,202
Settlement of related party accrued compensation recorded as additional paid-in capital	3,000	–	3,000
Settlement of related party debt recorded as additional paid in capital	8,707	–	8,707
Settlement of related party note payable recorded as additional paid in capital	42,000	–	42,000

Supplemental Disclosures:

Interest paid	–	–	–
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

SYMBID CORP.

(formerly known as Hapykidz.com, Inc.)

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US dollars)

1.

Nature of Operations and Continuance of Business

Hapykidz.com, Inc. (the “Company”) was incorporated in the state of Nevada on July 29, 2011. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company was formed to become an e-commerce marketplace.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of August 31, 2013, the Company has not generated any revenue, has a working capital deficit of $48,199, and has an accumulated deficit of $147,108. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

(a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars.  The Company’s fiscal year end is August 31.

(b)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

2.

Summary of Significant Accounting Policies (continued)

(e)

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, accrued compensation, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(f)

Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of August 31, 2013 and 2012, the Company did not have any potentially dilutive shares.

(g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2013 and 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

2.

Summary of Significant Accounting Policies (continued)

(h)

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

3.

Related Party Transactions

(a)

During the year ended August 31, 2013, the Company had $9,100 of professional fees paid on its behalf by the former President of the Company. During the year ended August 31, 2013, the Company repaid $13,000 in accrued management fees and $3,393 of notes payable to the former President of the Company and the former President forgave $58,909 owing for management fees, operating expenses paid on the Company’s behalf, and notes payable. As at August 31, 2013, the Company owed $nil (August 31, 2012 - $45,000) of notes payable to the former President of the Company. As at August 31, 2013, the Company owed accrued interest of $nil (2012 - $3,246) to the former President which was included accounts payable and accrued liabilities.

(b)

During the year ended August 31, 2013, the Company incurred $6,000 (2012 - $9,000) of management fees to the former President of the Company. As at August 31, 2013, the Company owed $nil (2012 - $13,000) in accrued compensation to the former President.

(c)

During the year ended August 31, 2013, the Company had $8,416 (2012 - $nil) of professional fees paid on its behalf by a significant shareholder of the Company. As at August 31, 2013, the Company owed $8,416 (2012 - $nil) to a significant shareholder of the Company, which is unsecured, non-interest bearing, and due on demand.

4.

Income Taxes

The Company has $147,108 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2031. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at August 31, 2013, the Company had no uncertain tax positions.

	2013 $	2012 $

Net loss before taxes	(37,161)	(100,259)
Statutory rate	34%	34%

Income tax recovery at statutory rate	12,635	34,088
Valuation allowance	(12,635)	(34,088)

Income tax provision	–	–

4.

Income Taxes (continued)

The significant components of deferred income tax assets and liabilities as at August 31, 2013 and 2012 are as follows:

	2013 $	2012 $

Net operating losses carried forward	50,017	37,382
Valuation allowance	(50,017)	(37,382)

Income tax provision	–	–

Due to the change in ownership provisions of the income tax laws in the United States, net operating loss carry forwards of approximately $50,017 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

5.

Subsequent Events

(a)

On September 3, 2013, the Company changed its name to Symbid Corp.

(b)

On September 3, 2013, the Company affected a 25-for-1 forward split. All share and per share information has been retroactively adjusted to reflect the forward stock split.

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant filed July 29, 2011 (1)
3.2	3.2	By-Laws of the Registrant (1)
14.1	14.1	Registrant’s Code of Ethics (1)
21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)

Filed with the Securities and Exchange Commission on October 25, 2011, as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form S-1 (file no. 333-177500), which exhibit is incorporated herein by reference.

* Filed herewith.

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

*** Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.