Form 10-Q
period 2013-11-30
SYMBID CORP.
filed 2014-01-21
CIK 1532595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

or

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

Marconistraat 16

3029 AK Rotterdam, The Netherlands

(Address of principal executive offices)

+31(0)1 041 34 601

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of January 15, 2014, there were 34,268,736 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

SYMBID CORP.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Symbid Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," or the "Company," refers to Symbid Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYMBID CORP.

(formerly Hapykidz.com, Inc.)

(A Development Stage Company)

Condensed Financial Statements

November 30, 2013

(Expressed in US dollars)

Condensed Balance Sheets (unaudited)	4

Condensed Statements of Operations (unaudited)	5

Condensed Statements of Cash Flows (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7

SYMBID CORP.

(formerly Hapykidz.com, Inc.)

(A Development Stage Company)

Condensed Balance Sheets

(Expressed in US dollars)

(unaudited)

	November 30, 2013 $	August 31, 2013 $

ASSETS

Cash	–	–

Total Assets	–	–

LIABILITIES

Current Liabilities

Accounts payable and accrued liabilities	125,911	39,783
Due to related party	18,416	8,416

Total Liabilities	144,327	48,199

STOCKHOLDERS’ DEFICIT

Preferred stock
Authorized: 10,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common stock
Authorized: 290,000,000 common shares with a par value of $0.001 per share	197,500	197,500
Issued and outstanding: 197,500,000 common shares

Additional paid-in capital	(98,591)	(98,591)

Accumulated deficit during the development stage	(243,236)	(147,108)

Total Stockholders’ Deficit	(144,327)	(48,199)

Total Liabilities and Stockholders’ Deficit	–	–

SYMBID CORP.

(formerly Hapykidz.com, Inc.)

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

	For the three months ended November 30, 2013 $	For the three months ended November 30, 2012 $	Accumulated from July 29, 2011 (Date of Inception) to November 30, 2013 $

Revenues	–	–	–

Operating Expenses

Consulting fees	–	–	10,000
General and administrative	42,857	74	53,997
Management fees	–	3,000	19,000
Professional fees	53,271	15,300	188,536
Website expense	–	–	2,500

Total Operating Expenses	96,128	18,374	274,033

Net loss before other expenses	(96,128)	(18,374)	(274,033)

Other Income (Expense)

Gain on settlement of debt	–	–	36,000
Interest expense	–	(1,020)	(5,203)

Total Other Income (Expense)	–

Net Loss	(96,128)	(19,394)	(243,236)
Net Loss per Share – Basic and Diluted	–	–
Weighted Average Shares Outstanding – Basic and Diluted	197,500,000	197,500,000

SYMBID CORP.

(formerly Hapykidz.com, Inc.)

(A Development Stage Company)

Condensed Statements of Cashflows

(Expressed in US dollars)

(unaudited)

	For the three months ended November 30, 2013 $	For the three months ended November 30, 2012 $	Accumulated from July 29, 2011 (Date of Inception) to November 30, 2013 $

Operating Activities

Net Loss	(96,128)	(19,394)	(243,236)

Adjustments to reconcile net loss to net cash used by operating activities:

Gain on settlement of debt	–	–	(36,000)
Expenses paid by a related party	10,000	3,500	27,516

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	86,128	2,821	167,113
Accrued compensation	–	(13,000)	3,000

Net Cash Used In Operating Activities	–	(26,073)	(81,607)

Financing Activities

Proceeds from notes payable – related	–	–	45,200
Repayment of notes payable – related	–	(3,000)	(3,593)
Proceeds from the issuance of common stock	–	–	40,000

Net Cash Provided By (Used In) Financing Activities	–	(3,000)	81,607

Decrease in Cash	–	(29,073)	–

Cash – Beginning of Period	–	29,816	–

Cash – End of Period	–	743	–

Non-cash investing and financing activities

Settlement of related party debt	–	–	58,909

Symbid Corp.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

1.

Nature of Operations and Continuance of Business

Symbid Corp. (formerly Hapykidz.com, Inc.) (the “Company”) was incorporated in the state of Nevada on July 29, 2011. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements of Symbid Corp., and the related notes thereto contained in the Company’s 10-K for the year ended August 31, 2013 filed with the SEC on October 17, 2013.  Certain information and note disclosure normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of November 30, 2013, the Company has not recognized any revenue, has a working capital deficit of $144,327, and has an accumulated deficit of $243,236. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Symbid Corp.

(A Development Stage Company)

Condensed Statements of Operations

(Expressed in US dollars)

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

c)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. As of November 30 and August 31, 2013, the Company did not have any potentially dilutive shares.

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

3.

Related Party Transactions

During the period ended November 30, 2013, the Company incurred $nil (2012 - $3,000) of management fees to the former President and Director of the Company.

4.

Subsequent Events

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any material recognizable subsequent events, excepting the following:

(a)

On December 6, 2013, the Company, Symbid Holding B.V., a limited liability company organized under the laws of The Netherlands, and the shareholders of Symbid Holding B.V. entered into a Share Exchange Agreement, which closed on the same date.

Pursuant to the terms of the Share Exchange Agreement, the shareholders of Symbid Holding B.V. sold all of their capital stock in Symbid Holding B.V. to the Company in exchange for 21,170,000 shares of the Company’s Common Stock (the “Share Exchange”). As a result of the Share Exchange, Symbid Holding B.V. became the Company’s wholly-owned subsidiary. Also pursuant to the Share Exchange Agreement, 187,500,000 shares of the Company’s common stock were surrendered and cancelled.

Prior to the Share Exchange, the Company ceased being an e-commerce marketplace that offered daily discounts on goods and services through a proprietary website and became a “shell company”. Pursuant to the Share Exchange, the Company acquired the business of Symbid Holding B.V., to engage in the creation and operation of online investment crowd funding platforms.

(b)

On December 6, 2013, the Company issued 3,098,736 units at $0.50 per unit for gross proceeds of $1,549,368.  Each unit is comprised of one common share of the Company and one share purchase warrant which can be exercised into one common share of the Company at $0.75 per share for a period of three years.

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

Overview

We were formed to become an e-commerce marketplace connecting merchants to consumers by offering daily discounts on goods and services through our website. We were incorporated in the State of Nevada on July 28, 2011.  We discontinued our former business and, as a result of the Share Exchange (as defined below), we are now engaged in the business of the creation and operation of online, equity-based “crowdfunding” platforms.

Share Exchange Agreement, Private Placement offering and Related Events

On December 6, 2013 (the “Closing Date”), the Company, Symbid Holding B.V., a limited liability company organized under the laws of The Netherlands, and the shareholders of Symbid Holding B.V. entered into a Share Exchange Agreement (the “Share Exchange Agreement”), which closed on the same date. Pursuant to the terms of the Share Exchange Agreement, the shareholders of Symbid Holding B.V. sold all of their capital stock in Symbid Holding B.V. to us in exchange for 21,170,000 shares of our Common Stock (the “Share Exchange”). As a result of the Share Exchange, Symbid Holding B.V. became our wholly-owned subsidiary.

Prior to the Share Exchange, we ceased being an e-commerce marketplace that offered daily discounts on goods and services through a proprietary website and became a “shell company”. Pursuant to the Share Exchange, we acquired the business of Symbid Holding B.V., to engage in the creation and operation of online investment crowd funding platforms.

At the closing of the Share Exchange, each of the 30,672 shares of Symbid Holding B.V.’s common stock issued and outstanding immediately prior to the closing of the Share Exchange was exchanged for 690.20605 shares of our Common Stock. As a result, an aggregate of 11,400,000 shares of our Common Stock were issued to the holders of Symbid Holding B.V.’s common stock and 9,770,000 shares of our Common Stock were delivered to the Escrow Agent (defined below), 600,000 of which are being held by the Escrow Agent in accordance with the indemnification provisions of the Share Exchange Agreement and the remaining 9,170,000 of which are being held in connection with Symbid’s planned acquisitions discussed below. Symbid Holding B.V. did not have any stock purchase warrants or any stock options outstanding at the time of the Share Exchange.

The Share Exchange Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability.

The Share Exchange is being treated as a recapitalization of the Company for financial accounting purposes. Symbid Holding B.V. is being considered the acquirer for accounting purposes, and the historical financial statements of Symbid Corp., before the Share Exchange will be replaced with the historical financial statements of Symbid Holding B.V. before the Share Exchange in all future filings with the SEC.

The parties have taken all actions necessary to ensure that the Share Exchange is treated as a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended.

The issuance of shares of our Common Stock to holders of Symbid Holding B.V.’s capital stock in connection with the Share Exchange was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Regulation D and/or Regulation S promulgated by the SEC under that section. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement, and are subject to further contractual restrictions on transfer as described below.

We also agreed not to register under the Securities Act the resale of the shares of our Common Stock received in the Share Exchange by our officers, directors and key employees and holders of 10% or more of our Common Stock for a period of two years following the closing of the Share Exchange.

Following the Closing Date, we delivered to Gottbetter & Partners, LLP (the “Escrow Agent”) certificates (issued in the name of the Escrow Agent) representing (i) 600,000 shares of our Common Stock (the “Indemnification Escrow Shares”) for the purpose of securing the indemnification obligations of the Symbid Holding B.V. Stockholders named in the Share Exchange Agreement and (ii) 9,170,000 shares of our Common Stock (the “Acquisition Escrow Shares”). The Acquisition Escrow Shares will be held in escrow for six months after the closing of the Share Exchange. Symbid Corp. (directly and/or through Symbid Holding B.V. or another subsidiary) intends to acquire 100% ownership of both Gambitious B.V. (“Gambitious”) and Equidam Holding B.V. (“Equidam”), Netherlands private limited liability corporations in which Symbid Holding B.V. currently holds minority interests. 3,000,000 of the Acquisition Escrow Shares will be assigned to the purchase of Equidam BV (“Equidam Escrow Shares”) and 5,000,000 of the Acquisition Escrow Shares will be assigned to the purchase of Gambitious BV (“Gambitious Escrow Shares”). In the event that Symbid Corp. acquires Equidam BV within the six month period, then the amount of Equidam Escrow Shares equal to the number of shares of Symbid Corp. Common Stock to be issued as consideration for Equidam BV shall be cancelled, and the remainder of the Equidam Escrow Shares shall be distributed pro rata to the Symbid Holding B.V. Stockholders after such acquisition is completed. In the event that Symbid Corp. acquires Gambitious BV within the six month period, then the amount of Gambitious Escrow Shares equal to the number of shares of Symbid Corp. Common Stock to be issued as consideration for the purchase of the remaining interest in Gambitious BV shall be cancelled, and the remainder of the Gambitious Escrow Shares shall be distributed pro rata to the Symbid Holding B.V. Stockholders after such acquisition is completed. If either transaction is not completed within six months after the closing of the Share Exchange, then the Acquisition Escrow Shares allocated to that transaction shall be cancelled, and if both such acquisitions are not completed within six months after the closing of the Share Exchange, then all of the Acquisition Escrow Shares shall be cancelled. The issuance of shares by Symbid Corp. to Equidam B.V. and Gambitious B.V. shall be subject to the same five percent indemnity clause applicable to the Indemnification Escrow Shares with such escrow shares to be held back from the issuances to the shareholders of Gambitious BV and Equidam BV. Alternatively, Symbid Corp. management will escrow additional shares necessary to cover the five (5%) percent.

Irrespective of whether we or Symbid Holding B.V. acquires 100% ownership of Equidam or Gambitious within the six month period following the closing under the Share Exchange, in recognition of the fact that Symbid Holding B.V., through Symbid B.V., presently owns 9% of Equidam and, through its 63% ownership of Gambitious Cooperate U.D., 18% of Gambitious, the amount of Acquisition Escrow Shares equal to 9% of the amount of the Equidam Escrow Shares (270,000 shares) and 18% of the amount of the Gambitious Escrow Shares (900,000 shares), shall be distributed on a pro-rata basis upon the earlier of the closings of the respective balance purchases or six months following the Closing under the Share Exchange to the pre-Share Exchange stockholders of Symbid Holding B.V. This will have no effect on whether other Acquisition Escrow Shares shall be distributed to Symbid Holding B.V. stockholders in connection with the prospective balance purchases of Equidam and Gambitious. The 1,170,000 Acquisition Escrow Shares to be distributed pursuant to this paragraph (the “Automatically Distributable Acquisition Escrow Shares”) will also be subject to a five percent indemnity clause with 58,500 of such Automatically Distributable Acquisition Escrow Shares to be held back from the issuance to the pre-Share Exchange stockholders of Symbid Holding B.V. Symbid Holding B.V. management may, in its discretion, determine to escrow the shares necessary to cover the five percent.

Zomer B.V., Gastropoda Equus B.V., Arena Amnis B.V., and Sanden Beheer B.V., each of which is a pre-Share Exchange officer and/or director of Symbid Holding B.V. and a pre-Share Exchange shareholder of Symbid Holding B.V. (the “Escrowing Company Shareholders”) have agreed to deliver the Indemnification Escrow Shares on behalf of themselves and the other shareholders of Symbid Holding B.V.

The Indemnification Escrow Shares and Additional Indemnification Escrow Shares are being held by the Escrow Agent pursuant to a certain Escrow Agreement dated December 6, 2013. The Indemnification Escrow Shares and Additional Indemnification Escrow Shares are being held as a trust fund and will not be subject to any lien, attachment, trustee process or any other judicial process of any creditor of any party, and will be held and disbursed solely for the purposes and in accordance with the terms of the Escrow Agreement. Maarten Timmerman (the “Indemnification Representative”) will not be liable to any Symbid Holding B.V. Stockholder for actions taken in his capacity as Indemnification Representative under the Share Exchange Agreement or the Escrow Agreement, except for actions constituting gross negligence or willful misconduct.

Upon the closing of the Share Exchange, under the terms of a split-off agreement and a general release agreement, we transferred all of our pre-Share Exchange operating assets and liabilities to our wholly-owned special-purpose subsidiary, Symbid Split Corp., a Delaware corporation (“Split-Off Subsidiary”), formed on October 14, 2013. Thereafter, pursuant to the split-off agreement, we transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to Holli Morris, our pre-Share Exchange majority stockholder, and a former sole officer and director of the Company (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 187,500,000 shares of our Common Stock held by Ms. Morris (which were cancelled and will resume the status of authorized but unissued shares of our Common Stock) and (ii) certain representations, covenants and indemnities.

As a result of the Share Exchange and Split-Off, we acquired the business of Symbid Holding B.V. and will continue the existing business operations of Symbid Holding B.V. as a publicly-traded company under the name Symbid Corp.

Concurrently with the closing of the Share Exchange and in contemplation of the Share Exchange, we held a closing of a private placement offering (the “PPO”) in which we sold 3,098,736 units of our securities, at a price of $0.50 per unit. Each unit consisted of one share of our common stock and a warrant to purchase one share of our common stock. The warrants are exercisable for a period of three (3) years at a purchase price of $0.75 per share.

The units sold in the PPO have anti-dilution protection such that if within twelve (12) months after the closing we issue additional shares of our common stock or common stock equivalents (subject to customary exceptions) for a consideration per share less than the purchase price of the units (the “Lower Price”), each investor in the PPO will be entitled to receive from us additional units in an amount that, when added to the number of units initially purchased by such investor, will equal the number of units that such investor’s PPO subscription amount would have purchased at the Lower Price. The investor warrants include “weighted average” anti-dilution protection for a period of twelve (12) months from the closing of the PPO, subject to customary exceptions, including but not limited to, issuances under our 2013 Plan (defined below).

As a result of this closing of the PPO, we received gross proceeds (before deducting commissions and expenses of the PPO) of $1,549,368. The PPO was conducted on a “best efforts” basis. This closing of the PPO and the closing of the Share Exchange were conditioned upon each other.

We agreed to pay the placement agent in the PPO, Gottbetter Capital Markets, LLC, a registered broker-dealer, a cash commission of 10% of the gross funds raised from investors in the PPO introduced by the placement agent. In addition, the placement agent received warrants exercisable for a period of three (3) years to purchase a number of shares of our common stock equal to ten percent (10%) of the number of units sold in the PPO to investors introduced by the placement agent, with a per share exercise price of $0.50. The placement agent received fifty percent (50%) of the cash fee and warrants for investors in the PPO introduced by FireRock Capital, Inc. The placement agent did not receive any cash fees or warrants for PPO investors who were pre-Share Exchange shareholders of Symbid Holding B.V. or PPO investors who were introduced by Symbid Holdings B.V.. As a result of the foregoing arrangements, the placement agent was paid an aggregate commission of $35,250 and was issued warrants to purchase an aggregate of 70,500 shares of our common stock.

We agreed to indemnify the placement agent and its sub-agents to the fullest extent permitted by law, against certain liabilities that may be incurred in connection with this PPO, including certain civil liabilities under the Securities Act, and, where such indemnification is not available, to contribute to the payments the placement agent and its sub-agents may be required to make in respect of such liabilities.

Before the Share Exchange, our Board of Directors adopted, and our stockholders approved, our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of our Common Stock to officers, key employees, consultants and directors. To date, no awards have been granted under the 2013 Plan.

Our Board of Directors is authorized to consist of five (5) members and currently consists of two (2) members, leaving three (3) vacancies. On the Closing Date, Noah Levinson, our sole director before the Share Exchange, resigned his position as a director, and Korstiaan Zandvliet and Robin Slakhorst were appointed to our Board of Directors.

Also on the Closing Date, Mr. Levinson, our President, Secretary, Treasurer and sole officer before the Share Exchange, resigned from these positions, and Korstiaan Zandvliet was appointed as our Chief Executive Officer and President, Maarten van der Sanden was appointed as our Chief Financial Officer and Treasurer and Robin Slakhorst was appointed as our Secretary and our Chief Commercial Officer by the Board.

Immediately after giving effect to (i) the Share Exchange and (ii) the cancellation of 187,500,000 shares in the Split-Off, and (iii) the closing of the PPO there were 34,268,736 issued and outstanding shares of our Common Stock, as follows:

•

The stockholders of Symbid Holding B.V. prior to the Share Exchange hold 21,170,000 shares of our Common Stock (including 600,000 Indemnification Escrow Shares and 9,170,000 Acquisition Escrow Shares); and

•

the stockholders of the Company prior to the Share Exchange (excluding Holli Morris, who surrendered her shares in the Split-Off) hold 10,000,000 shares of our Common Stock.

In addition,

•

the investors in the PPO hold 3,098,736 shares of our Common Stock and warrants to purchase 3,098,736 shares of our Common Stock, subject to adjustment in certain circumstances as provided therein;

•

the placement agents and their permitted sub-agents hold placement agent warrants to purchase 70,500 shares of our Common Stock, subject to adjustment in certain circumstances as provided therein; and

•

the 2013 Plan authorizes issuance of up to 5,000,000 shares of our Common Stock as incentive awards to executive officers, key employees, consultants and directors; no options to purchase shares of Common Stock have been granted under the 2013 Plan.

No other securities convertible into or exercisable or exchangeable for our Common Stock (including options or warrants) are outstanding.

The Share Exchange is being accounted for as a “reverse acquisition,” and Symbid Holding B.V. is deemed to be the acquirer in the reverse acquisition. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Share Exchange will be those of Symbid Holding B.V. and will be recorded at the historical cost basis of Symbid Holding B.V., and the consolidated financial statements after completion of the Share Exchange will include the assets and liabilities of Symbid Holding B.V., historical operations of Symbid Holding B.V. and operations of the Company and its subsidiaries from the closing date of the Share Exchange. As a result of the issuance of the shares of our Common Stock pursuant to the Share Exchange, a change in control of the Company occurred as of the date of consummation of the Share Exchange.

We continue to be a “smaller reporting company,” as defined under the Exchange Act, following the Share Exchange. We believe that as a result of the Share Exchange we have ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

Additional information regarding the Share Exchange, the Spilt-Off, the PPO and the other transactions referred to above is contained in our Current Report on Form 8-K filed with the SEC on December 12, 2013.

This Report includes the financial statements of the Company as of and for the periods ended November 30, 2013, without giving effect to the Share Exchange, and the discussion below concerns only the financial condition and results of operations flows of the Company and not the financial condition or results of operations of Symbid Holding B.V. at any date or for any period.  For a discussion of financial condition and results of operations of Symbid Holding B.V. as of, and for the period from inception to, December 31, 2012, and as of, and for the nine months ended, September 30, 2013, see Item 2.01— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Current Report on Form 8-K filed with the SEC on December 12, 2013.

RESULTS OF OPERATIONS

Working Capital

	November 30, 2013 $	August 31, 2013 $
Current Assets	-	-
Current Liabilities	144,327	48,199
Working Capital Deficit	(144,327)	(48,199)

Cash Flows

	Three months ended	Three months ended
	November 30, 2013 $	November 30, 2012 $
Cash Flows used in Operating Activities	-	(26,073)
Cash Flows used in Financing Activities	-	(3,000)
Net increase (decrease) in Cash During Period	-	(29,073)

Operating Revenues

From our inception on July 29, 2011 to November 30, 2013, we did not record any sales revenue.

Operating Expenses and Net Loss

Operating expenses for the three months ended November 30, 2013 were $96,128 compared with $18,374 for the three months ended November 30, 2012.  The increase in operating expenses was due to higher professional fees from legal fees due to the due diligence and work surrounding the Symbid acquisition on December 6, 2013, as well as an increase in general and administrative expenses relating to due diligence costs and advisory fees relating to our acquisition of Symbid and application for DTC.

Net loss for the three month period ended November 30, 2013 was $96,128 compared to $19,394 for the three month period ended November 30, 2012. In addition to operating expense, we also incurred no interest expense in 2013 compared with $1,020 of interest expense for 2012, relating to interest accrued on notes payable of $38,000 that is unsecured, due interest at 10% per annum, and due on demand.

Liquidity and Capital Resources

At November 30, 2013 and August 31, 2013, we had a cash and total asset balance of $nil.  We also had total liabilities of $144,327 at November 30, 2013 compared with $48,199 at August 31, 2013.  The increase in total liabilities were due to an increase of $86,128 of accounts payable and accrued liabilities and $10,000 of amounts due to a related party, as we incurred significant amount of operating costs during the period for the Symbid acquisition and day-to-day transactions which were still outstanding due to our lack of cash.

As of November 30, 2013, we had a working capital deficit of $144,327 compared with a working capital deficit of $48,199 as at August 31, 2013.  The increase in working capital deficit was attributed to the lack of sufficient cash flows to pay outstanding day-to-day obligations and amounts due to a related party.

Cashflow from Operating Activities

During the three months ended November 30, 2013, we used cash of $nil compared with use of $26,073 for operating activities which were financed by proceeds received from financing activities. The decrease in the use of the cash was due to the fact that we did not have any cash proceeds during the period, and did not incur any cash costs as all significant expenditures were unpaid as at November 30, 2013.

Cashflow from Investing Activities

During the three months ended November 30, 2013 and 2012, we did not have any investing activities.

Cashflow from Financing Activities

During the three months ended November 30, 2013, we had no financing activities compared with use of $3,000 for repayment of outstanding notes payable to a related party during the period ended November 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of November 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended November 30, 2013, and for the period following that date through the date of this filing, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS**	XBRL Instance Document	Filed herewith.
101.SCH**	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*

This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBID CORP.

Dated: January 21, 2014	/s/ Korstiaan Sandvliet
By: Korstiaan Sandvliet
Its: President and Chief Executive Officer

/s/ Maarten van der Sanden
By: Maarten van der Sanden
Its: Treasurer and Chief Financial Officer