Form 10-K
period 2013-12-31
SYMBID CORP.
filed 2014-04-14
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                               to  __________________________________________

Commission file number:  333-177500

SYMBID CORP.
(Exact name of registrant as specified in its charter)
Nevada	45-2859440
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Marconistraat 16, 3029 AK Rotterdam, The Netherlands	10022
(Address of principal executive offices)	(Zip Code)

+31(0)1 041 34 601
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☑   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☐ No

(Note:  The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

As of June 30, 2013, there were 197,500,000 post .25 for 1 split adjusted shares of the registrant's common stock, par value $0.001 per share, issued and outstanding.  Of these, 10,000,000 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates on June 30, 2013 cannot be determined because the Registrant's common stock had not began trading by that date.

As of April  11, 2014, there were 34,657,538 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Current Report contains forward-looking statements, including, without limitation, in the sections captioned “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” and elsewhere.  Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements.  However, not all forward-looking statements may contain one or more of these identifying terms.  Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable pharmaceuticals, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies.  A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in the section captioned “Risk Factors” and elsewhere in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors.  We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

EXPLANATORY NOTE

We were incorporated as HapyKidz.com, Inc. in Nevada on July 28, 2011.  Prior to the Share Exchange and Split-Off (each as defined below), our business plan was to become an e-commerce marketplace that connects merchants to consumers by offering daily discounts on goods and services through a proprietary website.

On September 4, 2013, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name from HapyKidz.com, Inc. to Symbid Corp.

On December 6, 2013, we closed a share exchange (the “Share Exchange”) pursuant to which the 19 shareholders of Symbid Holding B.V. sold all of their capital stock in Symbid Holding B.V. to us in exchange for 21,170,000 shares of our common stock, $0.001 par value per share (the “Common Stock”).

In connection with the Share Exchange and pursuant to the Split-Off Agreement (defined below), we transferred our pre-Share Exchange business to Holli Morris, our pre-Share Exchange majority stockholder, in exchange for the surrender by her and cancellation of 187,500,000 shares of our Common Stock.

As a result of the Share Exchange and Split-Off, we discontinued our pre-Share Exchange business and acquired the business of Symbid Holding B.V., to engage in the creation and operation of online, equity-based crowdfunding platforms, and we will continue the existing business operations of Symbid Holding B.V. as a publicly-traded company under the name Symbid Corp.

Also on December 6, 2013, we completed an initial closing of a private placement offering (the “PPO”) of 3,098,736 units at $0.50 per unit, for aggregate gross proceeds of $1,549,368 (before deducting placement agent fees and expenses of the offering estimated at approximately $64,895).  Each of these units consisted of one share of our Common Stock and a warrant to purchase one share of our Common Stock. The warrants are exercisable for a period of three (3) years at a purchase price of $0.75 per share.  This PPO was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions provided by Regulation D and Regulation S promulgated by the SEC thereunder.  The PPO was sold to “accredited investors,” as defined in Regulation D and/or to “non-U.S. Persons” in accordance with Rule 903 of Regulation S under the Securities Act.

On February 5, 2014, the Company completed a second closing of the PPO for aggregate additional gross proceeds of $186,992 (before deducting placement agent fees and expenses of the offering estimated at approximately $7,750).

In accordance with “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Share Exchange will be replaced with the historical financial statements of Symbid Holding B.V. prior to the Share Exchange in all future filings with the SEC.

As used in this Annual Report henceforward, unless otherwise stated or the context clearly indicates otherwise, the terms “Symbid,” the “Company,” the “Registrant,” “we,” “us,” and “our” refer to Symbid Corp., incorporated in Nevada, and the business of Symbid B.V. and Symbid Holding B.V., after giving effect to the Share Exchange and the Split-Off.

 Prior to the Share Exchange, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of the Share Exchange, we have ceased to be a shell company.

Although Symbid Holding B.V., Symbid B.V. and their subsidiaries maintain their books and records in their functional currency, the Euro (“EUR”), the currency of The Netherlands, for financial reporting purposes Symbid B.V. uses the United States dollar (“U.S. dollars,” “USD” or “$”) .

PART I - ITEM 1.	BUSINESS

General

We were incorporated in the State of Nevada on July 29, 2011, to become an e-commerce marketplace connecting merchants to consumers by offering daily discounts on goods and services through our website.  We were not successful in our efforts and we ceased that line of business.  Immediately following the Share Exchange, the business of Symbid Holding B.V. became our business.  Symbid was formed to become a global, equity based crowdfunding platform.

Symbid’s History and Structural Overview

Symbid B.V. launched in April 2011 in The Netherlands as one of the first equity based crowdfunding platforms worldwide. Entrepreneurs use Symbid to obtain business growth funding from the “crowd” in exchange for a part of the equity of their companies. Investors can participate with a minimum investment of as little as $27.50, and become shareholders in new start-up companies or growing businesses in need of capital.

Symbid has funded since its inception 35 entrepreneurs and their start-ups for a total capital of approximately $3,750,000.  Approximately $3,650,000 of the total funded amount was raised through the equity-based crowdfunding platform while approximately $100,000 was raised through the reward, or donation based, platform.  All of the entrepreneurs making use of the Symbid crowdunding platforms have been located in The Netherlands while approximately 80% of the investors have been located in The Netherlands, the rest of the investors having been located in other European countries.  The Company’s currently conducts all of its business operations in The Netherlands.

As result of a restructuring that took place in October 2013, Symbid B.V. is now a wholly owned subsidiary of Symbid Holding B.V., a Dutch limited liability company formed to serve as a holding company for all of Symbid’s activities in The Netherlands and other countries.  Symbid Holding B.V. is now, following the Share Exchange, a wholly owned subsidiary of Symbid Corp., the Nevada public company.

Symbid B.V. derives income from its crowdfunding business in The Netherlands through revenue streams from Symbid Coöperatie U.A., a Dutch limited liability cooperative that licenses Symbid’s crowdfunding platform.  Symbid B.V. does not own or have any equity interest in Symbid Coöperatie U.A.  Symbid Coöperatie U.A. is a variable interest entity (“VIE”) which Symbid B.V. effectively controls through corporate governance rather than through equity ownership.  That is, the majority of the voting power (five (5) votes) within the members’ counsel (which appoints the management board) of Symbid Coöperatie U.A. is held by Symbid Foundation, a Dutch foundation whose board of directors is appointed by Symbid B.V.  Symbid Foundation was established specifically and solely to serve as a management control mechanism with respect to Symbid Coöperatie U.A. through its ability to control the majority voting power of Symbid Coöperatie U.A.’s members’ counsel.

It is Symbid Coöperatie U.A.’s status as a VIE that allows Symbid B.V. to consolidate the financial statements of Symbid Coöperatie U.A. as if Symbid Coöperatie U.A. were a subsidiary of Symbid B.V.  If Symbid B.V. were no longer able to maintain effective control over Symbid Coöperatie U.A., it would no longer be able to consolidate Symbid Coöperatie U.A.’s financial results with its own.  As of December 31, 2013, Symbid B.V.’s fiscal year end, approximately 83% of Symbid B.V.’s revenues were derived from the VIE.  We rely on the administrative, success and management fees paid by Symbid Coöperatie U.A. to Symbid B.V.  For the fiscal year ended December 31, 2012, these fees totaled $20,657. For the year ended December 31, 2013, these fees totaled: Administrative - $15,231, Success - $38,504 and Management - $5,584. For both periods, these fees totaled 100% of the crowdfunding related revenues of Symbid Coöperatie U.A. Other income by Symbid Coöperatie U.A. was derived from a government grant.

Symbid B.V. determined that its crowdfunding operations in The Netherlands would be best served by operating through Symbid Coöperatie U.A. even though Symbid B.V. does not own Symbid Coöperatie U.A. and only consolidates its financial results since Symbid Coöperatie U.A. qualifies as a VIE, because it removes the regulatory burden and additional costs that otherwise might have been imposed on Symbid B.V. if it were deemed to be a broker-dealer offering securities for sale to the public. Under the Dutch regulatory framework, and specifically under the Dutch Act on Financial Supervision, an entity is required to register for a broker-dealer license when it is selling securities to the public. Membership interests in a Dutch cooperative, however, if not freely tradable, are not deemed to be securities under Dutch law. As such, Symbid has determined to ensure that all membership interests in Symbid Coöperatie U.A. as well as in the various investor cooperatives organized to fund specific projects on the platform are not freely tradable.  By adhering to this framework, neither Symbid B.V. nor Symbid Coöperatie U.A. is required to be licensed as a broker dealer under Dutch law.

If Symbid B.V. were not able to maintain effective control, through Symbid Foundation, over Symbid Coöperatie U.A., it would not be able to consolidate the financial results of Symbid Coöperatie U.A. and as a consequence, its own financial results would suffer.

Although Symbid B.V. determined that for purposes of maximizing its crowfunding operations in The Netherlands, it would operate through Symbid Coöperatie U.A. and Symbid Foundation, Symbid B.V. has not concluded that this organizational structure should be used for the future introduction of the Symbid crowfunding platform in other countries.

The intellectual property (“IP”) underlying Symbid B.V.’s crowdfunding platform is not owned by Symbid B.V.  It is owned by Symbid IP Foundation, a Dutch foundation that was formed in October 2013 to hold that property as part of Symbid’s restructuring.  In addition to the software IP relating to the crowdfunding platform technology, Symbid IP Foundation’s IP consists primarily of two internet domain names (www.symbid.com and www.symbid.nl) and does not include any patents.  Symbid IP Foundation licenses the crowdfunding platform technology to Symbid Holding B.V. on a perpetual, exclusive basis. Symbid Holding B.V., in turn, licenses the technology, on a perpetual basis, to Symbid B.V. which has sublicensed the technology to Symbid Coöperatie U.A. for use in The Netherlands.  Without the primary license of the crowdfunding platform technology from Symbid IP Foundation, Symbid would not be able to continue its business.  By transferring the Symbid crowdfunding technology to Symbid IP Foundation, Symbid believes that it has insulated and protected that property from various types of claims that otherwise might possibly arise if the property had remained in a corporate entity.

How the Symbid Equity Crowdfunding Platform Works

Symbid provides an online platform where companies and individuals are able to submit business propositions for funding by individual investors.

Individuals and companies register their business propositions with the online Symbid crowfunding platform operated by Symbid Coöperatie U.A. and become “Class B Members” of Symbid Coöperatie U.A. and control one (1) vote, as a group, within the Symbid Coöperatie U.A. members’ council.  The Entrepreneur indicates how much capital (Target Funding) is required to start or grow his (or her) business and, once the business proposition is approved by Symbid, that information is published on the Symbid website along with a description, including video and power point presentations as provided by the entrepreneur, of the entrepreneur’s business proposition. The entrepreneur sets a date by which the Target Funding is expected to be reached (Funding Deadline) and the proposition is only funded if the Target Funding is reached.  A Funding Deadline may be extended for up to 180 days if the Target Funding is not successful within the original Funding Deadline. The entrepreneur can offer the business proposition to a select group of invitees or open the offering to the entire Symbid community. Once the Target Funding is reached, the business proposition is funded and the entrepreneur pays a 5% success fee to Symbid Coöperatie U.A.

Individual investors (currently limited to inhabitants of the European Union) review Symbid’s crowdfunding website to search for propositions they believe could be viable investments for them.  Prospective investors have access on the Symbid crowdfunding website to basic information about the various business propositions being offered without having to register or open an account on the Symbid platform. If a prospective investor wants access to more information, including detailed financial information, about a business proposition offered on the Symbid platform, that person is required to register with Symbid and to open an account on the Symbid platform.

Once a person registers with Symbid, if he (or she) wants to invest in one or more business propositions on the Symbid platform, that person purchases “e-money1” by depositing a certain amount of funds with the Symbid platform. These funds are held in a segregated trust account by Intersolve, an electronic money institution regulated by the Dutch Central bank and the Dutch Financial markets Authority.  Once an investor opens an account and buys e-money, that investor becomes a “Class A Member” of Symbid Coöperatie U.A. Class A Members, as a group, control one (1) vote within the Symbid Coöperatie U.A. members’ council.

On Symbid’s website, an investor sees his (or her) e-money in the investor’s account in a digital wallet, an electronic device that allows an individual to make electronic purchases, payments and, in Symbid’s case, investments.  Symbid Coöperatie U.A. charges investors an administration fee of three percent (3%) of investment funds deposited into an electronic wallet.  Investors can invest in a proposition with a minimum investment of EUR 20 (US $ 27.50) up to a maximum of EUR 50,000 (US $ 68,710) and each business proposition can be funded up to a maximum of EUR 2.5 million (US $3.44 million).

Until a particular business proposition’s Target Funding is reached, an investor can freely withdraw his (or her) investment from one proposition and invest it in another proposition. However, when the Target Funding is reached, investments are fixed and can no longer be withdrawn.  Withdrawn funds are returned to an investor’s electronic wallet and any e-money remaining in an electronic wallet can either be invested in other business propositions on the Symbid platform or redeemed from Intersolve and returned to an investor’s personal bank account. Intersolve charges investors a flat fee of EUR 20 ($27.50) for a redemption.

When a proposition is fully funded, that is, the Target Funding is reached, all investors are gathered into one single purpose investment vehicle, a Dutch limited liability cooperative which operates independent of Symbid Coöperatie U.A. and whose directors are elected by its members. Subsequently, that entity buys, with the Target Funding, a predetermined amount of shares in the equity capital of the entrepreneur’s newly established legal entity. This process occurs online. On the Symbid platform, users who invest in an entrepreneurial venture not only become owners, but become part of a community with the entrepreneur. The entrepreneur and the investors gain access to each other on the Symbid plarform through a secured online collaboration community. People within the collaboration community know who else invested in the business proposition and together they can join forces to advise and assist the funded company. This online community offers various collaboration tools to actively manage and monitor the progress of the company and enables investors to interact with the entrepreneur or the entrepreneur’s management team.

For more information about how the Symbid crowdfunding platform works, we direct you to the Symbid website at www.symbid.com.  Examples of successful funding campaigns on the Symbid crowdfunding platform can be reviewed on the Symbid website and include SellanApp, which raised EUR 250,000 ($ 343,550) in two rounds of crowdfunding, Kidswatcher which raised EUR 185,000 ($ 254,000) and Bergens Blond, a cheese maker that raised EUR 45,000 ($ 61,800) on the Symbid platform.

__________________________________________________
1 Electronic money (e–money) is an electronically (including magnetically) stored monetary value, represented by a claim on the issuer, which is issued on receipt of funds for the purpose of making payment transactions, and which is accepted by a person other than the electronic money issuer.

Market Need - The Problem Definition

Small and Medium-sized Enterprises (“SMEs”) are crucial engines of economic growth, job creation and social cohesion. In many countries SMEs represent approximately 99% of all business entities. Access to capital remains one of the biggest challenges in the creation, survival and growth of SMEs.

The recent global credit crunch has decreased the access to capital for small and medium-sized businesses according to a report recently released by the Organization for Economic Co-operation and Development (the “OECD”). The report ‘Financing SMEs and Entrepreneurs 2012: An OECD Scoreboard’ analyzed data from 18 countries, and found that business loans to SME’s in the countries surveyed fell sharply during the recession of 2008 and, although these loans picked up somewhat in 2010, they have failed to reach their 2007 levels. Loan conditions for SMEs include shortened maturities and increased demands for collateral. Venture and growth capital also suffered a big drop during the period covered by the OECD report. The banking sector, a natural source of debt financing for start-up and growing companies, has to comply with new requirements and legislation as a result of past bad practices and the recent financial crisis. The role of banks as a provider of debt financing to SMEs has significantly decreased over the past few years. It is expected that this role will decrease further in the coming years with the credit crunch reaching its peak level and the Basel III Accord being implemented in 2013 through 2019.

The lack of access to capital for SMEs has also been recognized in the United States where the Jumpstart Our Business Startups Act or JOBS Act was enacted into law in April 2012.  The JOBS Act is intended to encourage funding of small businesses located in the United States by easing various federal [and state] securities regulations. It is expected that once the SEC promulgates regulations required under the JOBS Act, entrepreneurs will be able to engage an online crowd of investors through crowdfunding.

Symbid’s Product Portfolio

Symbid began its operations in April 2011 as one of the first equity based crowdfunding platforms worldwide, enabling access to capital for entrepreneurs through the offering of securities to the public over the internet.

The security based or equity based crowdfunding model, however, is not the only crowdfunding model and, currently, the following three models can be identified:

✓	Equity based: crowdfunding for financial return through revenue and profit sharing;

✓	Lending based: crowdfunding for financial return through interest on a loan; and

✓	Reward/donation based: crowdfunding for non-monetary rewards or corporate partnership.

Currently, Symbid is offering an equity-based crowdfunding model and a reward or donation based model. Approximately $100,000 of successful funding volume has been realized through Symbid’s reward or donation based model, resulting in total revenue to Symbid of $7,500 for this model. Symbid’s equity-based model has realized total funding volume of $3,650,000 resulting in revenue to Symbid of approximately $150,000. To date, Symbid has not offered the lending based model to the market.

Since August 2012, Symbid has been one of the first platforms worldwide able to offer multiple models of crowdfunding for SMEs, integrating what Symbid believes to be a unique legal structure, that is crowdfunding investment through an equity-based cooperative model, with an IT-infrastructure on its crowdfunding platform.

Symbid’s aspirational goal is to create a portfolio of crowdfunding products, whereby anyone interested in crowdfunding can find the right solution through a Symbid offering. Symbid’s product strategy includes five important pillars:

✓	Flexibility in the model of crowdfunding - all models of crowdfunding can be offered through the Symbid platform;

✓	Internationalization - the Symbid platform will be provided in different languages for different countries (currently available in Dutch and English);

✓	Partnering – the Symbid product offering will be sold through premium resellers;

✓	Stand-alone application - usage of the Symbid platform in a closed environment; and

✓	Offering of additional services - Symbid is a founding partner in several crowdfunding related service companies.

Strategic Product Roll Out

We have been offering our equity based crowdfunding platform in The Netherlands since April 2011. Since May 2012 that platform has been available to European investors. In August 2012, we added the reward based method of crowdfunding to our product portfolio and this model is available on a worldwide basis since there are no regulatory restrictions. We plan to launch a debt based crowdfunding platform model later in in 2014.  We expect to launch this platform in The Netherlands first, for Dutch entrepreneurs only and that we will need capital in the range of $200,000-$300,000 to launch this debt based model in The Netherlands.  We also expect that we will utilize the net proceeds from our PPO to continue to fund our operations in The Netherlands.

The internalization of our crowdfunding platform starting with an expansion in Europe will require additional capital of between $2.5 million and $4 million, to establish local offices in various European countries. We do not have these funds currently and we will have to sell additional debt or equity in order to raise the required funds. There can be no assurance that we will be able to raise these funds on acceptable terms, if at all. If we are not able to raise these funds we will not be able to roll-out our European crowdfunding expansion strategy. Alternatively, we may be able to initiate partnership projects with local teams to provide the Symbid brand in other European countries. The expansion of our crowdfunding platform in the United States depends, among other things, on the implementation of final regulations governing equity crowdfunding platforms.  It is expected that these rules will be adopted by the SEC later in 2014.  Once these final regulations are adopted and implemented, we expect that we will need to raise additional funds of between $5 million and $10 million to enter the U.S. equity crowdfunding market.   There can be no assurance that we will be able to raise these funds.  Also, there can be no assurance that the final regulations will be adopted in 2014 or that, once adopted, we will be able to comply with them.

The roll out of our partnering strategy is in progress, with new affiliate and group partners being linked to the Symbid platform on an ongoing basis. We are also in ongoing discussions with potential corporate partners, however we cannot give any assurance that any of these discussions will result in corporate partnerships. We do not need any additional funding for rolling out our partnering strategy.

Additional crowdfunding related services are currently in our pipeline and we expect to roll out one new service in the second quarter of 2014.  An investment of $ 200,000 to $ 300,000 is required for rolling out this service. We expect that additional services will follow in the coming periods, however, we cannot give any assurances with respect to the specifications, timetables or funding needs for these potential projects.

A brief overview of service companies currently related to Symbid’s crowdfunding eco-system is provided below. Since Symbid is a founding partner in both of these companies, Symbid is able (i) to offer services provided by Equidam at attractive discounted rates to its own customers, and (ii) for those entrepreneurs in the gaming industry who do not qualify for fund raising on the Gambitious platform, to make use of its knowledge of the Gambitious crowdfunding platform to support these customers:

Gambitious B.V.
Gambitious was organized on December 5, 2011, in The Netherlands as a limited liability company, to operate a crowdfunding platform in the video-games industry under an exclusive Symbid license.  Gambitious is Symbid’s first partner operating in a specific niche industry. This company, led by a management team of video game experts, received external seed financing from industry veterans and a “crowd” of Symbid investors in 2012. Started as an in-house project at Symbid and co-founded by Symbid, Gambitious became a Symbid spin-out in 2012.  Symbid initially owned a 50% interest in Gambitious, which interest was subsequently diluted through additional financings. Symbid now owns an indirect 13.05% interest in Gambitious B.V., which it holds through a 46% membership interest in Gambitious Cooperatie U.A., a limited liability cooperative formed in The Netherlands and the holding company for Symbid’s interest in Gambitious B.V.

Equidam Holding B.V.
Equidam, founded in August 2013, is one of the first companies to be organized in any country as a crowdfunding service provider.  Started as an online valuation tool for private companies with a particular focus on Small and Medium-sized Enterprises, Equidam now also offers monitoring services to investors on the Symbid platform.  In addition to Equidam’s relationship with Symbid, this company has entered partnerships with European crowdfunding platforms to provide its services to these platforms as well.  Symbid owns a 9% direct interest in Equidam.

Symbid is planning to launch a service-store for entrepreneurial products and services such as those provided by the companies listed above. Symbid’s vision is to have entrepreneurs raise and spend their target capital on the Symbid platform. In this service-store framework, other companies can offer additional products and services, and Symbid will share in the revenues derived from the products and services sold to entrepreneurs and investors on this service-store platform.

The Symbid Product Portfolio

Set forth below is a brief description of the primary offerings available through the Symbid product portfolio:
The Symbid Crowdfunding Platform

Goal

The Symbid crowdfunding Platform enables entrepreneurs and investors to match with one another. The Symbid Platform is able to facilitate several models of crowdfunding and is available in several languages.

Target Users

●	Startup entrepreneurs
●	Experienced entrepreneurs
●	Friends, Family, Fools investors
●	Retail investors
●	Business angel investors
●	Financial advisors

Affiliate Program

Goal

The affiliate program offers any potential user the opportunity to refer traffic (investors and/or entrepreneurs) to the Symbid platform and receive a revenue share on all fees generated by these referred users. This works for online referrals via the Symbid website as well as for offline referrals.

Target Users

●	Websites for (private) investors
●	Websites promoting crowdfunding propositions
●	General websites
●	Financial advisors
●	Business coaches
●	(Web)Communities
●	Brokers

Groups

Goal

Symbid Groups enables Symbid to gather all relevant players with access to deal flow to engage with the Symbid platform. Partners will not have to worry about operating a complete platform.

Target Users

●	Informal investor networks (group deals)
●	VC’s (market testing/ additional liquidity)
●	Business plan competition (added value)
●	Incubators (added value)
●	Investment clubs/ groups
●	Entrepreneurial coaching companies
●	Internet communities
●	Capital search companies
●	Alumni networks
●	Pitch Events/ Demo days

Corporate Partnerships

Goal

A Symbid corporate partnership offers large corporations the opportunity to:

1.	Associate their brand with Symbid/crowdfunding
2.	Get access to Symbid user base for special offers and deals
3.	Use Symbid as an outsourced R&D department within this new market
4.	Get database access for research purposes

Target Users

●	Banks
●	Insurance companies
●	OEM
●	Telco
●	Publishers
●	Bookkeeping software

To date, Symbid has generated revenues from its crowdfunding platform, through its affiliate program and through group licenses.  Symbid has not yet generated any revenues through corporate partnerships.

The Market

As can be seen in the graph below (covering the growth of the worldwide crowdfunding market), for lending and donation based crowdfunding models there was already an established market by 2010. Equity based crowdfunding platforms began to appear only in 2009/2010. Extrapolating the growth of both donation/reward and lending crowdfunding platforms over the last years to the expected growth of equity based crowdfunding results in a (Symbid) projected equity based crowdfunding worldwide market of more than $1 billion in 2016.  There can be no assurance that this level will be reached, however.

Source: Chart prepared by Symbid, based on data from the Massolution,
2013CF Crowdfunding industry report (with 2013 estimates) and with respect to the equity growth dated line, Symbid internal projections

Research on the crowdfunding market size in the European Union vs. United States

Massolution (Crowdsourcing.org) conducts on-going research on the growth of the crowdfunding market worldwide, as reflected in the graph above. The chart data through the year 2012 is based on the results of this research.  Based on the findings in this research, Massolution has predicted that crowdfunding market funding volumes in 2013 will reach $5.1 billion worldwide, with the United States accounting for more than half of the total funds raised, at approximately $3.7 million, and Europe as a whole accounting for approximately $1.3 billion. Total funds raised in other regions are expected to be in the $100 million range.

Projections reflected in the chart above for the equity based model after 2013 are based upon Symbid’s internal calculations  There can be no assurance that the market growth reflected in Symbid’s projections will be realized, especially taking in account the legal barriers for equity based crowdfunding models worldwide. For example, if equity based crowdfunding models cannot be introduced in the United States due to legal barriers, this restriction will heavily impact the market growth of this specific model.  Additionally, macro-economic trends are expected to play a substantial role possibly negatively impacting the amount of growth capital for SME’s.

Symbid is currently not active in the US market, primarily because equity based crowdfunding is not currently authorized in the United States.  80% of the total funding volume on Symbid’s crowdfunding platform has originated from the Dutch home market, serving currently only Dutch companies. An additional 20% of total Symbid platform funding volume is derived from investors in other countries.  None of Symbid’s platform funding has come from the United States.

The Symbid Business Model

The Symbid infrastructure serves as a capital raising matchmaking platform. Besides matchmaking on its own platforms, Symbid is licensing its infrastructure in several forms to other partners. We expect that this business will lead to revenue generation from the following sources:

Matchmaking related revenues

✓	Transaction fees – For every transaction a fee of 2.5% is charged.
✓	Success fee – When reaching a funding target, 5% of the target capital is charged.

Licensing related revenues

In addition to sublicensing the crowdfunding platform technology to Symbid Coöperatie U.A., Symbid intends to sublicense the platform technology in the forms discussed below to others in The Netherlands and to country partners as part of its internalization strategy.

✓
White label licenses - Symbid offers stand-alone and white label versions of its crowdfunding platform to partners, companies and other (educational) organizations. Stand-alone versions of the crowdfunding platform operate independently in a closed environment while white label versions are interconnected with the Symbid crowdfunding platform allowing for interaction with Symbid platform users. Target net revenue per partner is $10,000 for the set-up and a yearly license fee to cover maintenance costs.

✓
Software licenses – Symbid offers exclusive licenses within a country to use the Symbid legal and technology infrastructure. Set-up fees are at a minimum of $33,000 and yearly license fees will be offered for a minimum of $13,000 per year;

✓
Affiliate and Group licenses – Symbid offers owners of existing communities or groups a crowdfunding service so they do not require their own crowdfunding infrastructure. Prices range from $700 to $2,500 on a yearly basis.

Other sources of revenue

✓
Corporate Partnerships – Large corporates want to engage with the communities of investors and entrepreneurs in the Symbid eco-system. Symbid is offering corporate partnerships for those companies ranging from $7,000 to $100,000.

Strategic Plan

Key success factors for a leading global business crowdfunding brand

The crowdfunding industry is currently developing from a niche industry to a global industry with billions of dollars of raised capital. Based on the more than 25 years of combined experience of Symbid’s management team in this emerging market as well as other relevant factors, Symbid believes that it will be able to capture a meaningful market position in this industry. The following aspects are key elements of Symbid’s strategic plan:

✓	To serve a large base of people on any given platform, it is critical that Symbid can operate as matchmaker, much like a dating service, with the highest degree of accessibility possible;

✓	Serious/professional investors will require a quality infrastructure and best practices, Symbid has been developing these best practices since its inception;

✓	To offer an infrastructure which supports the financial model on a global scale and works for both entrepreneurs and investors;

✓	Local responsiveness of Symbid is required in order to roll out the infrastructure on a global scale;

✓
Partners, third-party analysts, researchers, potential suppliers and experts must be able to tap into and spread the content of the platform, much like is done for the public equity marketplace using social networks like Facebook and Twitter;

✓	Standardized flows of information for both investors and entrepreneurs must be provided, to increase the efficiency of the transaction for all parties involved.

An important lesson learned from the combined 25 years of experience of our management team in this industry is “think global, act local.”  Fundraising activities take place in a local eco-sphere. If a company wants to tap into the deal flow in a particular market, it will need to connect to the local networks in that market. However, with respect to infrastructure and general knowledge of the crowdfunding business, significant economies of scale can be reached if the company is active on a global scale. Symbid has, therefor, structured its organization as a global holding company with a connected network of subsidiary or affiliate country partners.

HOLDING LEVEL	COUNTRY LEVEL
Positioning strategy Product strategy Partnering strategy Acquisition strategy Financial planning Execution plan	Country sales HR and Partner management Country marketing Customer support Event management Proposition management

The holding company level and the country level operations will have the responsibilities as described in the table above. These responsibilities are discussed in more detail below.

Positioning strategy: “One global brand for business crowdfunding”

As the crowdfunding industry grows, branding and clear defined positioning strategies become pivotal in order to secure investors, entrepreneurs and other customers.  As the Symbid brand has been associated with online funding since 2011 and is recognized as a knowledge leader in the industry, leveraging the brand and molding it into an internationally recognized brand that stands for the highest possible standards in crowdfunding is one of the key objectives of Symbid’s marketing strategy.

Provided the strong emphasis on partnering within the Company and business model, the utilization of an ingredient branding strategy is valuable in order to explain, to potential partners and customers, the value of using Symbid’s infrastructure, methodologies and processes and to explain the differences between the models of crowdfunding available in the current market. Additional tactics can be added to this strategy such as a cooperative marketing program enabling partners and clients to cooperatively market their portals while also promoting the Symbid brand.  A successful ingredient branding strategy is largely dependent upon the following factors:

●	Having an established reputation for delivering leading products and services;

●	A willingness to pro-actively collaborate with channel partners;

●	Adoption of industry leading marketing strategies, such as the use of plain English explanations what crowdfunding is; and

●	An aggressive marketing strategy fueled by an extensive marketing budget.

The Symbid brand has several values that must attribute to the brand in order to sufficiently adopt the industries leading marketing strategies and tactics. The values for which the Symbid brand stands can be divided into Emotional values and functional values, below an overview.

Emotional values	Functional values
Connection	Simplify direct participation
Collectively	Return in the form of value creation
Transparency	Professional and trustworthy

Professional “Reliable and trustworthy” Product strategy

After four years of product development, the Symbid technology infrastructure will require the following strategic product developments to increase the services available to its customer base:

●	Extend product offering with lending based crowdfunding;

●	Create continuous interaction on the platform between all actors in the crowdfunding eco-sphere;

●	Extend geographic reach by making the Symbid platform accessible in more and more languages; and

●	Improve responsiveness in delivery of group, affiliate and portal services by creating an in-house IT department over time.

Crowdfunding infrastructure is built up from an IT component and a legal component. Symbid’s legal department will strive for the following continuous developments for the legal component of the Symbid crowdfunding product:

●	Increase the number of fully legally serviceable countries worldwide;

●	Increase in its relationships with local financial authorities;

●	Maintain the upmost service level towards country partners; and

●	Maintain Symbid’s high governance standard toward its legal framework.

“Think global, act local” Partnering strategy

For a healthy eco-system of public growth financing for SME’s several actors are required:  entrepreneurs, investors, financial advisors, incubators and analysts. Symbid offers an extensive partnering strategy geared towards having all actors on one platform (see figure below), to offer an optimal financing eco-system. Symbid chooses not to offer all services by itself but to work with outstanding partners, especially in the fields of:

●	Attracting deals and investors;

●	Business (e)-valuation and monitoring; and

●	Offering value added services for the companies.

Country Partners

Symbid Country Partners will be responsible for creating the eco-system as shown in the visual above. Symbid has carefully tested and experimented with how to serve a market in an optimal way and this model has evolved from that process. The conditions for setting up a Country partnership are outlined as follows:

●	Access to a market with potentially large number of transactions;

●	Legal model compliant with local regulations;

●	Access to partner network of financial advisors or accountants (top-30 in a country);

●	Access to partnerships with incubators;

●	Access to partnerships with local business angel networks; and

●	Local team available with experience in corporate finance and business financing.

Group Partners

Symbid Groups create landing pages with Group functionality on the Symbid platform for partners. Symbid Groups provide the opportunity to offer a full online crowdfunding service to an existing user/client base of entrepreneurs or investors, without having to worry about operating a complete platform by enabling these partners to create a private, dedicated section on the platform for their users. The advantage over offering a white label service is that the partner can still offer a fully managed crowdfunding service, but can still make use of the on-boarding services of Symbid, Symbid support, Symbid’s legal framework, etc. So the partner does not have to create a complete crowdfunding solution by itself but can still offer a crowdfunding service to its user.

Financial Advisors

Financial advisors play a pivotal role in structuring deals before engaging in the funding process. Symbid, or more specific its Country Partners, will enter into partnerships with several financial advisory companies (and/or accountancy firms) to connect them with the entrepreneurs signing up to the platform to structure those deals together with the entrepreneur. A perfect side benefit of educating this target group of financial advisors and accountants is that, once they are familiar with a specific service like Symbid’s, they have a much higher tendency to promote Symbid towards their clients, entrepreneurs as well as potential investors.

For Symbid, financial advisors are used to create a certain level of validation of the deal flow and additionally are perfect ambassadors towards their own clientele to promote the Symbid service. Symbid identifies them therefore as a separate actor on the platform. Symbid is planning currently to roll-out a training program for financial advisors and accounts. By then this group of actors can also become a direct revenue stream.

Affiliate Partners

Affiliate partners are partners with access to deal flow and/or investors, but who have no interest in engaging in an online crowdfunding service themselves from an operational point of view. By becoming an affiliate partner these parties have the option to refer entrepreneurs and/or investors to the Symbid platform and once these referred users generate fees on the Symbid platform, these fees are shared with the affiliate partner who referred them.

The affiliate program creates incentive for third parties to refer users to the Symbid platform because it results in a financial “cash back” fee per transaction. The affiliate program serves as a no-cure, no-pay marketing approach that dramatically lowers the upfront costs of marketing expenses. Affiliate partners usually can ‘tap into’ an existing clientele or user base (online as well as offline) and since there is a financial incentive, they promote the Symbid platform within their network, saving Symbid the upfront costs of having to market its brand within these networks by itself.

Corporate Partnerships

Companies want to engage with the communities of investors and entrepreneurs in the Symbid eco-system. Symbid is offering corporate partnerships for those companies. A Symbid corporate partnership offers large corporations the opportunity to:

●	Associate their brands with Symbid/crowdfunding;

●	Get access to Symbid’s user base for special offers and deals;

●	Use Symbid as an outsourced R&D department within this new market; and

●	Get database access for research purposes.

Symbid uses these corporate partnerships to increase legitimacy, to sponsor marketing budgets and to get access to special resources of corporate partners.

Acquisition strategy for “value adding services for the Symbid portfolio”

Symbid’s general strategy is to extend the number of crowdfunding products and services in its portfolio and to eventually make the portfolio of products and services accessible to a worldwide public over time. Symbid’s partner strategy will be the first pillar in creating additional products and services, for example, by partnering with crowdfunding service providers such as Gambitious and Equidam. Symbid does not have any other partnering arrangements at this time. Through partnerships with Country Partners, the reach of all products in the Symbid portfolio will be maximized and synergies can be realized. In striving to build the highest quality crowdfunding infrastructure, Symbid expects that it will acquire certain needed skill set partners rather than building all resources internally. Symbid will maintain high quality standards for take-over targets encompassing the following considerations:

✓	Does the partner add significant added value to Symbid’s offering?
Crowdfunding related services should support Symbid in maintaining the 7.5% revenue fee per transaction.

✓	Will the partner increase significantly the reach and accessibility of Symbid?
An acquisition aimed at accelerating the reach and accessibility of Symbid should result in a significant growth of the number of transaction.

✓	Will the partner service support the growth of the average value per transaction?
Growth in the average value per transaction can result in a net higher gross margin if the costs of the additional service is lower than the additional revenue.

Although the above described product and partnership expansion is a fundamental aspect of our long term growth strategy, Symbid has no specific timetable for the acquisition of additional partners or service offerings at this time.

The Proposed Acquisitions of Gambitious B.V. and Equidam Holding B.V.

In accordance with the terms of the Share Exchange Agreement, we are holding in escrow 8,000,000 shares of our Common Stock that were agreed to be issued to the Symbid Holding B.V. Stockholders named in the Share Exchange Agreement in partial consideration for the Share Exchange. We are holding these shares in connection with the proposed acquisitions (directly and/or through Symbid Holding B.V. or another subsidiary) of 100% ownership of Gambitious B.V. and Equidam Holding B.V.  Symbid B.V. currently holds minority interests in these two entities.

3,000,000 of these escrow shares have been assigned to the purchase of Equidam and 5,000,000 of these escrow shares have been assigned to the purchase of Gambitious.

In the event that we acquire Gambitious within the six month period following the Share Exchange closing date, the number of escrow shares that are being held for the Gambitious acquisition equal to the number of shares of our Common Stock to be issued as consideration for the purchase of the remaining interest in Gambitious shall be cancelled, and the remainder of the Gambitious escrow shares shall be distributed pro rata to the Symbid Holding B.V. pre-Share Exchange stockholders after such acquisition is completed.

In the event that we acquire Equidam within the six month period following the Share Exchange closing date, the number of escrow shares that are being held for the Equidam acquisition equal to the number of shares of our Common Stock to be issued as consideration for Equidam will be cancelled, and the remainder of the Equidam escrow shares will be distributed pro rata to the Symbid Holding B.V. pre-Share Exchange stockholders after such acquisition is completed.

If either transaction is not completed within six months after the closing of the Share Exchange, the escrow shares allocated to that transaction will be cancelled, and if both such acquisitions are not completed within six months after the closing of the Share Exchange, all of the 8,000,000 escrow shares will be cancelled.

In February 2014, the Company completed a sale of interests in Gambitious Coöperatie U.A. from Symbid B.V. to Sjoerd Geurts, a member of the management board of Gambitious B.V. and a shareholder of the Company. This sale resulted in the Company’s direct ownership in Gambitious Coöperatie U.A. being reduced from 63% to 46% and its indirect interest in Gambitious B.V. being reduced from 18% to 13.05%. This sale of approximately 17% of Symbid B.V.’s interest in Gambitious Coöperatie U.A. at a price of EUR 1 (approximately US $1.37) was initiated to maintain our professional relationship with Gambitious shareholders and the company’s management team.  Although we have reduced our current ownership interest in Gambitious, we expect our acquisition of Gambitious to go forward and to have this acquisition completed within the six month framework established in the Share Exchange Agreement.

Although we do not have any updates to the status of the proposed Equidam acquisition as of the current date, we expect to have this acquisition completed within the six month timeframe as well.

Gambitious – The First Symbid Niche Partner in Another Industry

Gambitious is Symbid’s first partner operating in a specific niche industry. Gambitious was organized in 2011 to operate a crowdfunding platform in the video-games industry in The Netherlands under an exclusive Symbid license.  Symbid B.V. was a founding partner of Gambitious and this company became a Symbid spin-out in 2012.  Symbid believes that Gambitious can become, with sufficient funding, a leading brand in the crowdfunding for video-games industry.  Because of this belief, we are planning a proposed acquisition of this niche partner in 2014.  To that end, we have set aside in escrow, as agreed upon in the Share Exchange Agreement, shares of our Common Stock, up to 5,000,000 of which we will offer as consideration for the acquisition of Gambitious.

In close collaboration with the Gambitious management team, a group of video games industry experts, Symbid has been offering a tailored product to this specific crowdfunding growth market. The results of other crowdfunding platforms confirm that the video games industry is one of the largest crowdfunding growth markets worldwide. On one crowdfunding platform in the U.S., games related crowdfunding campaigns contributed more than 25% of total funds raised in 2012, or $83 million of a total funding volume of almost $320,000,000 (Source: https://www.kickstarter.com/year/2012). Of those projects that raised more than $1,000,000 on Kickstarter, more than 50% were related to the video games industry (Source: https://www.kickstarter.com/pages/blockbusterprojects?ref=yir2012).  We believe that specific growth markets such as the video games require a dedicated crowdfunding platform managed by a mix of industry and crowdfunding experts. Gambitious is structured along this model.  We currently own an indirect 13.05% interest in Gambitious through our holding of membership interests in Gambitious Coöperatie U.A.  However, because we have identified the video games industry as an exceptional growth market, we intend to increase our ownership interest in Gambitious. We plan to begin negotiations with current Gambitious ownership in the first half of 2014, and we expect to be able to reach an acquisition agreement before mid-2014. There can be no assurance, however, that we will be successful in negotiating the acquisition of Gambitious on favorable terms or that the acquisition will be completed.

In the meantime, we will continue our collaboration with Gambitious involving the joint development of a crowdfunding infrastructure enabling a roll-out for both Gambitious and Symbid in Europe and the United States. To fund a roll-out of our crowdfunding platform in Europe, we expect that we will need an additional $2 to $3 million over the coming year.  There can be no assurance that we will be able to raise these additional funds and a failure to do so will delay a European roll-out.

Although Symbid desires to expand its equity crowdfunding operations to the United States in conjunction with Gambitious, Symbid does not intend that those operations will be introduced until, at the earliest, after final SEC regulations governing equity crowdfunding in the United States are in place. Although we expect that final regulations will be adopted by the SEC by the end of 2014, there can be no assurances that such time table will be met or that the regulations that are adopted will be as currently proposed.  In any event, in any future introduction of Symbid’s equity crowdfunding platform in the United States, Symbid will comply with the SEC’s regulations as adopted. Additionally, we would need to raise additional funds to expand our crowdfunding operations to the Unites States and there can be no assurance that we would be successful in those fund raising efforts.

Equidam: added value services for entrepreneurs and investors during and after the funding process

Equidam is one of the first crowdfunding service providers worldwide.  Organized as an in-house project of Symbid, Equidam raised its seed funding on the Symbid crowdfunding platform and became a Symbid spin-out in early 2013. Started as an online valuation tool for small private companies, Equidam now also offers monitoring services to investors on the Symbid platform.  In addition to Equidam’s relationship with Symbid, this company has entered partnerships with a number of European crowdfunding platforms to provide its services to these platforms as well.

Equidam offers its crowdfunding services to both entrepreneurs and investors. Symbid has been offering the Equidam products to its customers for almost a year.  Based on this experience and Symbid’s belief that Equidam offers added value to its crowdfunding activities relating to both entrepreneurs and investors, Symbid desires to effect a more sophisticated integration of the Equidam service offering within the Symbid crowdfunding platform.  By doing this, Symbid believes it can increase the added value of the Symbid crowdfunding platform to its customers. Symbid also believes that by integrating Equidam’s  services on its crowdfunding platform, it will add value  to a  combined international roll-out of the Equidam and Symbid services.

To further this strategy, we plan to pursue the acquisition of Equidam before mid-2014. To that end, we have set aside in escrow, as agreed upon in the Share Exchange Agreement, shares of our Common Stock, up to 3,000,000 of which we will offer as consideration for the acquisition of Equidam. There can be no assurance, however, that we will be successful in negotiating the acquisition of Equidam on favorable terms or that the acquisition will be completed.

History and Organizational Structure

Symbid B.V. was incorporated on March 29, 2011, as a privately held besloten vennootschap (private limited liability company) organized under the laws of The Netherlands. Through October 3, 2013, Symbid B.V. was our primary operating company managing all of our activities including our crowdfunding platform in The Netherlands.  Until October 16, 2013, Symbid B.V. was the owner of our intellectual property (the “IP”).  This entity was also the contractor for all material agreements related to the IP.  Additionally, Symbid B.V nominates for appointment, by the Symbid Foundation board, the board of directors of Symbid Foundation.  The management board of Symbid Coöperatie U.A is appointed by its members’ council, by a simple majority vote. Symbid Foundation has the majority vote within the Symbid Coöperatie U.A members’ council.

Symbid B.V. also holds the ownership interests in Equidam Holding B.V. (9%) and membership interests in Gambitious Coöperatie U.A. (46%). Through its membership interest in Gambitious Coöperatie U.A., Symbid B.V. has an indirect 13.05% ownership interest in Gambitious B.V., the Gambitious operating company.

Symbid Coöperatie U.A., a limited liability cooperative, was incorporated in The Netherlands on April 6, 2011 specifically to facilitate Symbid’s Netherlands business. This entity is the contractor for all of Symbid’s crowdfunding related agreements with users, entrepreneurs and investors. Symbid Coöperatie U.A. licenses and operates the Symbid crowdfunding IT-platform developed by Symbid B.V. and pays Symbid B.V. licensing fees for the use of this platform. As indicated above, the management board of Symbid Coöperatie U.A is appointed by its members’ council, by simple majority vote.  Symbid Foundation has the majority vote within the Symbid Coöperatie U.A. members’ council.

As a cooperative, Symbid Coöperatie U.A. is an organization of members rather than stockholders.  Symbid Coöperatie U.A. has five classes of members: “A Members” who are equity investors, “B Members” who are entrepreneurs raising capital through equity investments, the “C Member” who is Symbid Foundation, the “D Members” who pledge funds to an entrepreneur and the “E Members” who are entrepreneurs raising capital through pledges.  A Dutch cooperative has capital which is divided among its members in accordance with their investments in the cooperative, and all members hold cooperative membership certificates.

Symbid Coöperatie U.A. incurs expenses on behalf of its members including, for example, legal expenses relating to infrastructure improvements, member events and accounting costs.  In April 2012, Symbid Coöperatie UA received a one-time subsidy from the Dutch government in the amount of $30,000 (€ 22,996). Symbid Coöperatie U.A. determined that it could recognize this subsidy as revenue earned over the course of its CreditPassport project. Symbid Coöperatie U.A. considered both IFRS and US GAAP guidance in its assessment for this accounting. In the absence of specific guidance surrounding government grants under US GAAP, Symbid Coöperatie U.A. evaluated the government subsidy considering IAS 20 and FASB ASC 605, concluding that the ratable recognition of income related to the grant should be recognized over the period that it was earned.  Apart from that one-time subsidy, Symbid Coöperatie UA does not have any sources of income other than administrative and success fees which it assigns to Symbid B.V. by agreement.  As such, it is expected that Symbid Coöperatie U.A. will not generate any excess net profits.

Net profits of Symbid Coöperatie U.A., if any, are distributable, at the approval of the members’ council, to the cooperative’s members in accordance with their investments on the Symbid Coöperatie U.A. crowdfunding platform.  Although Symbid B.V. has a variable economic interest in Symbid Cooperatie U.A., through its ability to appoint the board of Symbid Foundation which, in turn, holds the majority of the voting power within the members’ council of Symbid Coöperatie U.A. and, thus, the financial statements of Symbid Coöperatie U.A. are consolidated with those of Symbid B.V., Symbid B.V. is not entitled to any profit distributions of Symbid Coöperatie U.A. It is not expected, however, because of the license and management agreements between Symbid B.V. and Symbid Coöperatie U.A., that Symbid Coöperatie U.A. will generate any distributable profits.

Symbid determined to operate its crowdfunding platform in The Netherlands through a cooperative structure for the following reasons:

●
Symbid believes that the vision of crowdfunding is one of cooperation and people making things happen together.  This vision is best expressed through a cooperative structure under Dutch law that embraces a vision of members working together for each other;

●	The cooperative structure provides the framework to more easily make our customers, entrepreneurs and investors, members of a community; and

●	The mechanics for adding new members to a Dutch cooperative enable us complete all Symbid related investment transactions over the internet, without any off-line interaction with investors.

For more detailed information regarding the legal structure of Symbid Cooperatie U.A. including membership classes and voting rights and indicing that Symbid Foundation as the C Member has the right to cast five of the nine votes on the members’ Council (Article 30), please see the English translation of the Symbid Cooperatie U.A. Articles of Association attached hereto as Exhibit 3.4 and incorporated herein by reference.

Although Symbid B.V. determined that for purposes of maximizing its crowfunding operations in The Netherlands as outlined above, it would operate through Symbid Coöperatie U.A. and Symbid Foundation, the Company has not concluded that this organizational structure should be used for the roll out of the Symbid crowfunding platform in other countries.

Symbid Foundation was incorporated in The Netherlands on April 5, 2011 specifically to facilitate Symbid’s business in The Netherlands.  The members of the board of directors of Symbid Foundation are appointed by the Symbid Foundation board and nominated by Symbid B.V.  Symbid Foundation has voting control within the member’s council of Symbid Coöperatie U.A. as it controls five (5) votes out of a total of nine (9). The other four votes on the Symbid Coöperatie U.A. members’ counsel are controlled by the four other member groups (A,B,D and E) each voting separately as a group through their representatives.  The member’s council of Symbid Coöperatie U.A. appoints the management board of Symbid Coöperatie U.A., so, indirectly, through its majority vote on the members’ council, the board of directors of Symbid Foundation is able to appoint the board of directors of Symbid Coöperatie U.A. Symbid Foundation is not involved in any business or economic transactions and has no function other than to oversee the board of directors of Symbid Coöperatie U.A.

For more detailed information regarding the legal structure of Symbid Foundation. including rights to designate members of the Board of Directors, please see the English translation of the Symbid Foundation Articles of Association attached hereto as Exhibit 3.5 and incorporated herein by reference.

Reorganization of Corporate Structure

Because of the Share Exchange and Symbid’s plans to enter various new markets, Symbid determined to restructure the legal organization of its business as described below.

Symbid Holding B.V. was incorporated on October 3, 2013, as a privately held besloten vennootschap (private limited liability company) organized under the laws of The Netherlands.  Symbid Holding B.V. was organized to serve as the holding company for all of Symbid’s business activities in The Netherlands and in other countries.  As such, on October 3, 2013, the holders of the capital shares of Symbid B.V. exchanged their shares for capital shares of Symbid Holding B.V. and, as a result, Symbid B.V. became a wholly owned subsidiary of Symbid Holding B.V. Symbid B.V. is now the Symbid operating entity for the Company’s business in The Netherlands.  As such, Symbid B.V. will continue to hold the ownership interests in Gambitious and Equidam.  Symbid expects to organize separate operating companies for its proposed activities in other countries.  These entities will be organized as subsidiaries of Symbid Holding B.V.

In conjunction with this reorganization, Symbid’s IP, which includes all of the software relating to the Symbid crowdfunding internet platform, was transferred to a new entity organized on October 3, 2013, Symbid IP Foundation.  Pursuant to the organizational documents of Symbid IP Foundation, the board of directors of Symbid IP Foundation is composed of at least two members, one of whom must always be Symbid B.V. or one of its directors and the other must always be Symbid Corp. or one of its directors.  The size of the board of directors of Symbid IP Foundation is established by the board itself, giving Symbid B.V. and Symbid Corp. full control over the Symbid IP Foundation board.  Symbid IP Foundation has granted a perpetual license in the IP to Symbid Holding B.V. which, in turn, has granted a perpetual license in the IP to Symbid B.V. With respect to future Symbid crowdfunding platform business projects in other countries, Symbid Holding B.V. will grant IP licenses to the new legal entities established for these business purposes.

For more detailed information regarding the legal structure of Symbid IP Foundation. including rights to designate members of the Board of Directors (Article 3.1), please see the English translation of the Symbid IP Foundation Articles of Association attached hereto as Exhibit 3.6 and incorporated herein by reference.

No affiliates of Symbid Corp., Symbid Holding B.V. or Symbid B.V. have any ownership interests in Symbid IP Foundation, Symbid Foundation or Symbid Coöperatie U.A.

A schematic of the Company’s current corporate structure is set forth below.

The Competitive Environment

The crowdfunding industry has rapidly emerging since the turn of the century when several NGO’s and companies started raisings funds online. The concept of online fundraising rapidly adapted to all kinds of various forms of collective funding via the Internet, now all being labeled Crowdfunding.

There are numerous different forms of Crowdfunding and platforms, the main categories are:

Donation based crowdfunding: Donations made online to a specific project or cause without a prospective return.

Pre-sales crowdfunding: Donations made online to a specific project or cause with the prospective of a return in the form of a product or service, when the project is successful.

Debt/lending crowdfunding: Investments made online in specific loan proposal (business as well as private) with a prospective return in interest and repayment of the initial debt.

Equity crowdfunding: Investments made online in specific investment proposals with a prospective return in dividends and benefits form the value creation.

Globally, more than 3,000 crowdfunding platforms are active in the marketplace.  However, the majority of these platforms are involved in donation or pre-sales crowdfunding. The low barriers to entry in this sector allow many vendors to establish crowdfunding platforms, but, typically, their scope is limited to a specific geography or a specific niche, such as books or movies. Research firm Massolution, in its 2013 “Crowdfunding Industry Report,” estimated that the total market size, worldwide, for crowdfunding in 2012 was $2.7 billion. Massolution predicts that the total market size in 2013 will be approximately $5.1 billion. Debt/lending crowdfunding is expected to grow rapidly in 2013 to a total of more than $2 billion, accounting for 40% of the total crowdfunding market. Many of the existing crowdfunding platforms struggle in this growth environment with respect to their ability to professionalize their systems and legal frameworks and otherwise manage their growth.

The market for Equity crowdfunding is still in its early stages of development, accounting for, according to the Massolution 2013 “Crowdfunding Industry Report,” only $116 million in sales volume in 2012 worldwide.  This smaller scale in the equity crowdfunding sector is a result of regulatory and structural problems encountered when operating an equity crowdfunding platform.

Additionally, because unsophisticated, non-accredited investors in the United States have been and are presently prohibited from investing through online equity crowdfunding platforms, rapid growth in the equity crowdfunding sector, particularly in the United States, has been handicapped.   The signing of the JOBS Act in 2012 is expected to result in the ability of non-accredited investors in the United States to begin to participate in equity crowdfunding. The SEC has published proposed regulations relating to crowdfunding, to implement the mandate of the JOBS Act, and those proposed regulations are currently in a comment period.  At present, only regulations relating to general solicitation in the context of a private placement capital raise have been broadened. It is expected that final SEC regulations will be in place by the end of 2014 enabling non-accredited investors to fully participate in the equity crowdfunding market. There can be no assurances, however, that such regulations will be promulgated by that date or that the regulations that are adopted will be as expected. In any future entry into the US equity crowdfunding market once final SEC regulations are adopted, Symbid will comply with all SEC regulations as so adopted.

Because Symbid has developed products and services that serve all sectors of the crowdfunding industry, we believe that we are in a good position to take advantage of the growth of the entire industry rather than simply relying on sales to one particular sector. Additionally, because of the versatility of Symbid’s proprietary products which have application outside the crowdfunding domain, we believe we will be able to address needs of the online corporate funding industry as a whole, thus strengthening our competitive position.

Employees

As of December 31, 2013, we had twelve employees involved through a contractual relationship with the Company. Our contractual relationship with employees consists of management agreements, service agreements, employee agreements and internship agreements. We have never experienced a work stoppage and believe our relationship with our employees is good.

Description Of Properties

Our principal executive offices are located at Marconistraat 16, 3029 AK Rotterdam, The Netherlands, where we occupy approximately 1,075 square feet (100 square meters).  We have signed a two-year lease for this space effective as of January 1, 2014.  For the month of December 2013, we were not required to pay any rent for this space. We also have a flexible office space in Utrecht, The Netherlands.

Regulatory Framework

During the development of the Symbid crowdfunding platform in 2010, we were in close contact with the Authority for the Financial Markets in The Netherlands (the “AFM”) to discuss the Symbid crowdfunding model, the structure of our crowdfunding platform and its relationship to the Dutch regulatory framework. In our correspondence with the AFM, we primarily focused on the equity based crowdfunding model rather than the pledge or donation based models which do not implicate securities law considerations.  In an email correspondence to Symbid, the AFM acknowledged that, although it is Symbid’s responsibility to identify activities requiring government authorization, as described to the AFM by Symbid, the AFM saw - on the basis of the information provided - no indication that the crowdfunding activities of Symbid would require permission under the Dutch Act on Financial Supervision. Although we did not specifically address our partnering/affiliate programs in our correspondence with the AFM, it is our understanding and belief that the same AFM considerations would apply to these activities to the extent that they make use of Symbid’s legal structure and model. The activities of Symbid have not materially changed in comparison with the information provided to the AFM in 2010. The substantive rules applicable to Symbid's crowdfunding activities have also not materially changed since 2010. In accord with this statement by the AFM, it is our understanding and belief that Symbid’s activities relating to providing equity investments to the public through the Symbid crowdfunding platform are not subject to the Dutch Act on Financial Supervision. We believe that no supervision by, or license from, the AFM is currently required by Symbid for its operations in The Netherlands.  We cannot assure you, however, (i) that Dutch law and rules and policy of the AFM will not change and that in the future regulation of Symbid’s crowdfunding platform will not be required and (ii) that the AFM will not change its assessment of our operations if it becomes aware of additional information about our operational structure that would have led the AFM to a different conclusion in their original assessment. We have no reason to believe that we have not provided all relevant information to the AFM at the time of its initial assessment.

Symbid’s restructuring in 2013 in which it established Symbid Holding B.V. as a holding company for its crowdfunding activities and transferred its intellectual property to Symbid IP Foundation did not have an impact on Symbid’s legal structure at the operating level. Symbid established its operational model in The Netherlands such that all crowdfunding activities would be conducted at the Symbid Coöperatie U.A. level with management control exercised by Symbid Foundation. This operational structure was designed to function independently from the legal structure and changes in the ownership structure of Symbid B.V. or Symbid Holding B.V. Because of this operation versus ownership structure, Symbid believes that its corporate reorganization will have no impact on the application of the AFM’s considerations or other aspects of the Dutch regulatory framework.

Our crowdfunding platform encompasses other activities which, in The Netherlands, could require a license or specific regulatory compliance under certain circumstances.  These activities relate to (i) the holding of redeemable funds and (ii) securities offerings to the public without a prospectus.

Redeemable funds - Our partner InterSolve (FEET EGI B.V.) holds a license from the Dutch Central Bank as an Electronic Money Institution, is supervised by the AFM and the Dutch Central Bank and is, therefore, allowed to redeem funds to the public. On the Symbid crowdfunding platform, investors can re-claim, i.e., redeem, their electronic money at any time prior to the funding target having been reached of a business idea to which they have allocated their electronic money. InterSolve will exchange upon request by such an investor the amount of electronic money being redeemed into scriptural money on the bank account of the investor. Symbid partners with InterSolve to ensure that Symbid cannot be deemed to hold redeemable funds of investors itself.  Because an investor’s funds are held in an electronic wallet with Intersolve and released to a particular project only when that project actually funds, and any funds that an investor allocates to a project that the investor redeems prior to a project funding remain in that investor’s account (electronic wallet) with Intersolve, which, in effect, acts as an escrow agent for the investor’s funds and particular project fundings, Symbid does not record any success fee revenues on its books until a project funding actually closes and Symbid’s earned fees are transferred to it. As a result of this structure, any funds that may be redeemed by an investor prior to a project funding and returned to that investor’s electronic wallet do not appear, and are not reported, on the financial statements of Symbid.  If, however, an investor decides to remove funds from his electronic wallet and return them to his personal bank account, effectively taking these funds out of the Symbid crowdfunding system, that investor pays Intersolve a fee of approximately $27 (€20), 25% of which is forwarded to Symbid as administrative fee income.

Offerings to the public without a prospectus – Under Dutch law, as long as the target capital raised for a particular business over a period of 12 consecutive months remains below the USD equivalent of EUR 2.5 million (approximately $3.44 million), there is an exemption from the prospectus delivery requirements. Under the current regulations, a prospectus must be prepared and approved by the AFM for capital raises planned or expected to exceed the USD equivalent of EUR 2.5 million (approximately $3.44 million) within a 12 month period. Currently, none of the entrepreneurs raising capital on the Symbid crowdfunding platform is raising capital in excess of the USD equivalent of EUR 2.5 million.  If our entrepreneurs begin to raise capital amounts greater than the current AFM maximum limit or if that maximum is dropped to a lower amount, we will be required to comply with the AFM prospectus regulations for these offerings.

Separately, membership interests in a Dutch cooperative, if not freely tradable, are not considered securities under Dutch law. Symbid has taken the business decision to ensure that all membership interests in Symbid Coöperatie U.A. are not freely tradable; thus Symbid Coöperatie U.A. is not required to be licensed to sell securities under the Dutch Act on Financial Supervision

Because of the considerations discussed above with Symbid’s operational activities being conducted in the Netherlands through a Dutch cooperative structure and with the partnering of Intersolve, Symbid itself is not deemed to be offering or selling securities to the public.

Regulatory Considerations Relating to the European Union

In the European Union (the “EU”), there are a number of EU wide directives that could apply to Symbid’s planned crowdfunding expansion initiative in a number of different ways. These directives include the Markets in Financial Instruments Directive (MiFID), the Prospectus Directive, the Payment Services Directive (PSD), the Undertakings for Collective Investment in Transferable Securities Directives (UCITS), the Alternative Investment Fund Manager’s Directive (AIFMD) and the Anti-Money laundering Directive.  In addition, local regulations might apply in each country within the EU.  In some European countries (e.g., Italy, France, UK and Spain) local crowdfunding specific regulations have not yet been implemented but are expected to be enacted in the near future. These new crowfunding regulations might affect the roll-out of our operations in the EU in terms of our potential market reach, time to market, legal costs and business model.

The impact of the above listed EU directives and local regulations on the Company's proposed business in Europe is dependent on the legal structure (or structures) we adopt for the roll-out of our business in the various European countries. We are currently in the process of investigating potential legal structures for our crowdfunding roll out in the various EU countries. Since this process is in an early stage and the impact of the EU directives or local crowdfunding regulations may differ from country to country, we believe that it is to speculative at this time to provide a detailed description of the different directives applicable per country to our possible local business models, their potential impact on our business or the different legal structures we may adopt in the future.

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

General Risks Relating to our Business, Operations of Financial Condition

We have a limited operating history and are subject to the risks encountered by early-stage companies.

Symbid was organized in The Netherlands in April 2011. Because our operating company has a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

●	risks that we may not have sufficient capital to achieve our growth strategy;

●	risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;

●	risks that our growth strategy may not be successful; and

●	risks that fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

We have a history of net losses, may incur substantial net losses in the future and may not achieve profitability.

Although we have begun to generate revenues, we have incurred significant losses since inception. We expect to incur increased costs to implement our business plan and increase revenues, such as costs relating to expanding our crowd funding platform into additional country markets. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  If we do not continue as a going concern, investors could lose their entire investment.

Our operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  If we do not generate revenues, do not achieve profitability and do not have other sources of financing for our business, we may have to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

If we are unable to manage our anticipated post-Share Exchange growth effectively, our business could be adversely affected.

We anticipate that a significant expansion of our operations and addition of operating subsidiaries, including one in the United States, and new personnel will be required in all areas of our operations in order to implement our post-Share Exchange business plan. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. For us to continue to manage such growth, we must put in place legal and accounting systems, and implement human resource management and other tools. We have taken preliminary steps to put this structure in place. However, there is no assurance that we will be able to successfully manage this anticipated rapid growth. A failure to manage our growth effectively could materially and adversely affect our ability to market our crowd funding platform in multiple venues.

Our Management Team Does Not Have Experience In U.S. Public Company Matters, Which Could Impair Our Ability To Comply With Legal And Regulatory Requirements.

Our management team has had no U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable U.S. federal securities laws, including filing required reports and other information required on a timely basis.  There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and result in the deterioration of our business.

Civil liabilities may not be able to be enforced against us.

Substantially all of our assets and our officers and directors are located outside of the United States. As a result of this, it may be difficult or impossible to effect service of process and enforce judgments awarded by a court in the United States against our assets or those of our officers and directors who are located in The Netherlands.

The implementation of crowdfunding regulations in The Netherlands and in other countries could negatively affect our business.

Other than the Netherlands regulatory framework, rules on redeemable funds and offerings to the public without a prospectus (See “Item 2.01 Completion of Acquisition or Disposition of Assets – Description of Business – Regulatory Framework” in this Form 8-K), there are currently are no laws or regulations that specifically govern crowdfunding activities in The Netherlands or that require us to register with or seek permission from The Netherlands Authority for the Financial Markets (The Netherlands equivalent of the SEC).  Changes in local regulations within The Netherlands relating to the offering of securities to the public or specifically to crowdfunding, could negatively affect our operations in The Netherlands. Such changes could result in our having to change our business model, which could negatively impact future revenues.  Further, there are various regulators in The Netherlands (e.g., the Authority for Financial Markets, the Dutch Central Bank and the Ministry of Finance) that monitor and regulate financial markets and supervise financial service providers involved in the sale of investments and securities.  These regulators monitor crowdfunding activities and could determine that specific laws and regulations that apply to the financial sector should be extended to the crowdfunding arena. Such a determination could negatively affect our operations in The Netherlands and impact our ability to operate our business and generate revenues.  Additionally, the implementation of new crowdfunding regulations or the application of existing laws and regulations to crowdfunding in other countries where Symbid may wish to begin crowdfunding operations could result in added operational burdens and new regulatory compliance requirements with added costs, all of which could have a negative impact on our future growth plans and revenue outlook.

Delay in the implementation of the JOBS-act in the United States could negatively affect our business plan and future growth prospects.

President Obama signed the Jumpstart Our Business Startups Act or JOBS Act into law in April 2012. The JOBS Act is a law intended to encourage funding of United States small businesses by easing various securities regulations. Currently, the law is being interpreted and implemented by the SEC. A delay in the implementation of the JOBS Act can delay the introduction of equity based crowd funding in the United States and consequently delay the introduction of Symbid’s equity model crowd funding platform within the United States.

Failure to comply with final United States equity crowdfunding regulations as and when adopted would negatively impact out future business plans and our expected future growth prospects.

We may not be able to structure our crowdfunding platform operations and our organizational and administrative structures to comply with the final crowdfunding regulations as and when adopted by the SEC.  If we are not able to comply with these future regulations, we will not be able to operate our crowdfunding business in the United States and, as a result, our future business plans and growth prospects will suffer.

Changes in regulations within the European Union governing our operations, specifically relating to the sale of securities to the public, could negatively affect our business.

Changes in local regulations within the European Union relating to the offering of securities to the public could negatively affect the business operations of Symbid within the European Union. Although we have not yet determined what legal structures we will utilize for our planned crowdfunding platform rollout in Europe, any changes in the law or new regulations relating to the sale of securities in Europe could impinge on our ability to structure our operations such that we would not have to register as brokers or dealers in Europe.  Such changes could result in the Company having to change its business model, which could delay or prohibit the Company’s entry into local European markets and negatively impact future revenues.

Inappropriate business behavior of entrepreneurs raising funds via our platforms could result in reputational or financial damages to our business.

Although Symbid’s business is limited to providing a platform for matching investors and entrepreneurs, there is a possibility that inappropriate business behavior exhibited by any of the entrepreneurs raising capital through our platform could result in reputational or financial damages to us. We enforce a thorough due diligence process for all companies raising funds via our products and we require participating entrepreneurs to sign legally binding terms of use releasing Symbid from any responsibility for entrepreneur impropriety or misdeed. Nevertheless, our clients might regard Symbid as being responsible for any improprietous behavior of the entrepreneur and this could result in reputation damage to us that could impact our future revenues.

Our intellectual property is owned by Symbid IP Foundation, a Dutch entity that we do not own.

In October 2013, Symbid B.V. transferred the Symbid crowdfunding platform intellectual property to Symbid IP Foundation, a Dutch foundation with, according to its organizational documents, at least two directors one of whom must always be Symbid B.V. or one of its directors and the other must always be Symbid Corp. or one of its directors. Symbid IP Foundation licenses the Symbid crowdfunding technology on a perpetual, exclusive basis to Symbid Holding B.V. which, in turn, licenses the technology to Symbid B.V. for sublicense to Symbid Coöperatie U.A.  Because Symbid does not own Symbid IP Foundation, it cannot assure that the board of directors of the foundation will not be expanded or changed in such a way as to challenge the interests of Symbid Holding B.V. to the crowdfunding platform license. Any such change could negatively impact Symbid’s ability to sublicense its crowdfunding platform and negatively impact Symbid’s results of operations and financial condition.

Our crowdfunding platform in The Netherlands is operated through Symbid Coöperatie U.A., a Dutch entity in which we do not own any interest.

Symbid Coöperatie U.A. is the contractor for all of Symbid’s crowdfunding business in The Netherlands.  Symbid B.V. does not own or have any interest in Symbid Coöperatie U.A. Symbid Coöperatie U.A. is a variable interest entity (“VIE”) which Symbid B.V. effectively controls through corporate governance rather than through any other ownership. Because Symbid owns nointerest in Symbid Coöperatie U.A., it has no right to receive any distributions from Symbid Coöperatie U.A.  – the revenues to Symbid from Symbid Coöperatie U.A. come from administrative, success and management fees paid by Symbid Coöperatie U.A. to Symbid.  Because of the corporate governance control structure, Symbid consolidates the financial statements of Symbid Coöperatie U.A. with its own.  If Symbid were to lose control of Symbid Coöperatie U.A. through a loss of its majority vote on the members’ counsel of Symbid Coöperatie U.A., it would not be able to continue to consolidate the financial results of Symbid Coöperatie U.A. and this would have a negative impact on the financial condition and results of operations of the Company. For the fiscal year ended December 31, 2012, approximately 46.7% of Symbid B.V.’s revenues were derived from Symbid Coöperatie U.A.

Our crowd funding platform operates on an online distribution model and is, therefore, subject to internet cyber risk.

Our online crowd funding distribution model could be subject to cyber-attacks aiming to breach our security protocols. We take reasonable and commercial precautions to make our systems as secure as possible, including but not limited to daily back-ups, banking grade hosting solutions, divisions between systems to ensure, for example, that our banking backend cannot be reached via our online distribution network, and continuous monitoring of the systems as well as sequential system checks. However, we cannot fully exclude the possibility of cyber-attacks, third party breaches, software bugs or other forms of internet malfeasance.  If any of these events occur, our reputation could be negatively impacted and our future revenues could suffer as a result.

Increasing competition within our emerging industry could have an impact on our business prospects.

The crowd funding market is an emerging industry where new competitors are entering the market frequently. These competing companies may have significantly greater financial and other resources than we have and may have been developing their products and services longer than we have been developing ours. Although our portfolio of products and related revenue stream sources are broad, increasing competition may have a negative impact on our profit margins.

Our business is subject to risks generally associated with fluctuating economic tendencies in the capital markets.

The demand for our products can change over time due to fluctuations in the global and local economies and in the related capital requirements of small and medium-sized enterprises.  These fluctuations could negatively impact our future revenue streams.

Fluctuations in interest rates could impair the ability of companies to raise capital on the Symbid platform.

Fluctuations in interest rates could influence the attractiveness for investors to allocate capital to small and medium-sized enterprises raising capital on our crowdfunding platform.  This could result in reduced revenues to us.

If we lose the services of our founders or other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team. In particular, the continued service of our founders, Korstiaan Zandvliet, Chief Executive Officer, Robin Slakhorst, Chief Commercial Officer, and Maarten van der Sanden, Chief Financial Officer and Chief Operating Officer, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for any of our founders or other members of our senior management team. The loss of any of our founders, even temporarily, or any other member of senior management could harm our business.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services, which would harm our competitive position.

Our success depends in part upon our proprietary technology. We rely primarily on trademark, copyright, service mark and trade secret laws, confidentiality procedures, license agreements and contractual provisions to establish and protect our proprietary rights. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. We also pursue the registration of our domain names, trademarks, and service marks in the United States. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

If third parties claim that we infringe their intellectual property, it may result in costly litigation.

We cannot assure you that third parties will not claim our current or future products infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in the crowd funding market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

We will need additional financing.  Any limitation on our ability to obtain such additional financing could have a material adverse effect on our future business, financial condition and results of operations.

Although we expect that the net proceeds from the PPO will be sufficient to implement our business plan in the Netherlands, including the introduction in The Netherlands of a debt based crowdfunding platform, we will require additional capital of between $2.5 million to $4 million to expand our crowdfunding activities in Europe.  The raising of additional capital could result in dilution to our stockholders.  In addition, there is no assurance that we will be able to obtain additional capital, or that if available, it will be available to us on favorable or reasonable terms.  Any limitation on our ability to obtain additional capital as and when needed could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to register the resale of the shares of Common Stock contained in the Units and the PPO Warrant Shares in a timely manner as required by the Registration Rights Agreement, we may have to pay cash penalties in connection with such failure. Our use of cash to pay such penalties may limit our ability to use such cash for other business purposes, which could have a material adverse effect on our business.

We have agreed, at our expense, to prepare and file a registration statement with the SEC within ninety (90) calendar days after the effective date of the Share Exchange. We have also agreed to use our commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within one hundred eighty (180) calendar days of filing with the SEC. The registration statement will cover the resale of the shares of Common Stock contained in the Units and the PPO Warrant Shares. There are many reasons, including some over which we have little or no control, which could delay our filing of the registration statement beyond ninety (90) days after the effective date of the Share Exchange or which could prevent the registration statement from being declared effective by the SEC, including delays resulting from the SEC review process and comments raised by the SEC during that process. In the event that the registration statement is not filed, or we fail to use our commercially reasonable efforts to have it declared effective within these timeframes, we may be required to pay cash penalties in accordance with the terms of the Registration Rights Agreement. As a result, we may be required to divert cash from other business purposes to pay such cash penalties, which could have a material adverse effect on our business.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently.  Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls.  Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business.  We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Risks Relating to our Securities

The Shares of Common stock contained in the Units and the PPO Warrant Shares comprising a component of the Units sold in the PPO will be “restricted securities” and, as such, may not be sold except in limited circumstances.

The Shares of Common Stock contained in the Units and the PPO Warrant Shares comprising a component of the Units sold in the PPO have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities law.  As a result, the shares will be “restricted securities” under the Securities Act and they may not be sold, transferred, pledged or otherwise disposed of unless they are registered under the Securities Act and applicable state securities laws, except in a transaction which, to our satisfaction and that of our counsel, is exempt from such registration requirements.  Although we are required to register the resale of the shares of Common Stock to enable those shares to be freely tradable, we cannot assure you that the SEC will declare the registration statement effective, or that once declared effective, that the SEC will not take action to suspend such effectiveness.

In addition, Rule 144 promulgated under the Securities Act, which permits the resale of the shares of Common Stock, subject to various terms and conditions, will generally not apply to our common stock until one year after we cease to be a “shell company” under SEC regulations and all Form 10 required information has been filed with the SEC.  We exited shell company status as of the closing of the Share Exchange and we have filed the required Form 10 information in this Current Report.  The one year waiting period before Rule 144 will become available began as of the filing of this Current Report.  As a result, your ability to sell your shares may be limited.

Because the Share Exchange will result in a deemed a reverse acquisition, we may not be able to attract the attention of major brokerage firms, which may limit the liquidity of our Common Stock and may make it more difficult for us to raise additional capital in the future.

Additional risks may exist because the Share Exchange will be considered a “reverse acquisition” under accounting and securities regulations. Certain SEC rules are more restrictive when applied to reverse acquisition companies, such as the ability of stockholders to resell their shares of Common Stock pursuant to Rule 144. In addition, securities analysts of major brokerage firms may not provide coverage of our Common Stock following the Share Exchange because there may be little incentive for brokerage firms to recommend the purchase of our Common Stock. As a result, our Common Stock may have limited liquidity and investors may have difficulty selling it. In addition, we cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf if we seek to raise additional capital in the future. Our inability to raise additional capital may have a material adverse effect on our business.

There is not now, and there may not ever be, an active market for the Company’s Common Stock.

There currently is no public market for our Common Stock.  Further, although our Common Stock is currently quoted on the OTC Bulletin Board (the “OTCBB”) and on the OTC Markets QB Tier, trading of our Common Stock has not yet commenced.  When our stock does begin to trade, such trading may be extremely sporadic.  For example, several days may pass before any shares may be traded.  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock.  Accordingly, investors must assume they may have to bear the economic risk of an investment in our Common Stock for an indefinite period of time.  There can be no assurance that a more active market for the Common Stock will develop, or if one should develop, there is no assurance that it will be sustained.  This severely limits the liquidity of our Common Stock, and would likely have a material adverse effect on the market price of our Common Stock and on our ability to raise additional capital.

We cannot assure you that the Common Stock will become liquid or that it will be listed on a securities exchange.

Until our Common Stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our Common Stock to remain eligible for quotation on the OTCBB and OTC Markets QB Tier.  In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock.  In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of the Common Stock.  This would also make it more difficult for us to raise capital.

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	Obtain financial information and investment experience objectives of the person; and
●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

●	the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of common stock and cause a decline in the market value of stock.

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

The price of our Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our Company’s industry;

●	additions or departures of key personnel;

●	sales of our Common Stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

We do not anticipate dividends to be paid on our Common Stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on the Common Stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

If securities analysts do not initiate coverage or continue to cover our Common Stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our common stock.

The trading market for the Common Stock will depend on the research and reports that securities analysts publish about our business and the Company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover the Common Stock. If securities analysts do not cover the Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

You may experience dilution of your ownership interests because of the future issuance of additional shares of the Common Stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of Common Stock offered hereby.  We are currently authorized to issue an aggregate of 300,000,000 shares of capital stock consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by the our  Board of Directors.  As of the closing of the Share Exchange, there will be 31,170,000 shares of our Common Stock and no shares of our preferred stock outstanding.  These numbers do not include the 3,098,736 shares of our Common Stock sold in the PPO.  We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes.  The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock.  There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of the Common Stock will be initially quoted on the OTCBB and the OTC markets QB Tier.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our principal executive offices are located at Marconistraat 16, 3029 AK Rotterdam, The Netherlands, where we occupy approximately 1,075 square feet (100 square meters).  We have signed a two-year lease for this space effective as of January 1, 2014.  For the month of December 2013, we were not required to pay any rent for this space.  We also have a flexible office space in Utrecht, The Netherlands.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Bulletin Board (OTCBB) and the OTC Markets QB Tier (OTCQB), as of September 25, 2013, under the symbol “SBID.”  Prior to that date, our symbol was “HKDZ.”

Shares of our Common Stock began trading on a very limited basis in January 2014.

As of the date of this Annual Report, we have 34,268,736 shares of Common Stock outstanding held by 42 stockholders of record.  To date, we have not paid dividends on our Common Stock.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.  We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

On December 6, 2013, our Board of Directors of the Company adopted, and on December 6, 2013, our stockholders approved, the 2013 Equity Incentive Plan, which reserves a total of 5,000,000 shares of our Common Stock for issuance under the 2013 Plan.  If an incentive award granted under the 2013 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2013 Plan.

In addition, the number of shares of our Common Stock subject to the 2013 Plan, any number of shares subject to any numerical limit in the 2013 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding our Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

The compensation committee of the Board, or the Board in the absence of such a committee, will administer the 2013 Plan. Subject to the terms of the 2013 Plan, the compensation committee or the Board has complete authority and discretion to determine the terms of awards under the 2013 Plan.

Grants

The 2013 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the “Code”) and stock appreciation rights, as described below:

●
Options granted under the 2013 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our Common Stock covered by an option generally cannot be less than the fair market value of our Common Stock on the date of grant unless agreed to otherwise at the time of the grant.  In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of our Common Stock on the date of grant.

●
Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

●
The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

●
The 2013 Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of our Common Stock to be awarded and the terms applicable to each award, including performance restrictions.

●
Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of our Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of our Common Stock on the date of exercise of the SAR and the market price of a share of our Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board has the power to amend, suspend or terminate the 2013 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2013 Plan would terminate ten years after it is adopted.

As of the date hereof, no options have been issued under the 2013 Plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Form 8-K, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

As a result of the Share Exchange and the change in business and operations of the Company, from engaging in the business of an e-commerce daily discount marketplace to the business of becoming a global, equity based crowdfunding platform, a discussion of the past, pre-Share Exchange financial results of Symbid Corp., is not pertinent, and under applicable accounting principles, the historical financial results of Symbid B.V., the wholly owned operating subsidiary of Symbid Holding B.V. and the accounting acquirer, prior to the Share Exchange are considered the historical financial results of the Company.

The following discussion highlights the Company’s results of operations and the principal factors that have affected our financial condition, as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s audited financial statements contained in this Current Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2013 and 2012, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Overview

Overview 2012

In 2012, we experienced a growth in revenues over 2011, both crowdfunding related and software license fee related. Also other sources of revenues have been explored in 2012, but all were platform software related. Traffic on the platform has increased significantly compared to 2011. Entrepreneurs pitching successfully for capital on the platform followed each other at a fast pace, and in the first quarter of 2012 an additional three entrepreneurs were funded on the platform. Though, as a result of significant investments in further improving and maintaining the platform the operating result remains negative. The revenue directly from the platform activities amounts to some $40,000, consisting of success, registration and administration fees. While the remaining revenue is mainly realized by sub licensing the platform and advise on software development for third parties. Management decided by the end of 2012 to focus on core activities, being offering a crowdfunding platform to entrepreneurs and investors. Most advise on software development activities and related stand-alone license agreements were not extended or renewed in order to be able to focus on our core strategy.

Overview 2013

A new product was introduced to the market at the start of 2013 to balance our product portfolio and strengthen the focus on the core activity of matching online entrepreneurs and investors. Symbid Group licenses were being offered to partners wanting their own crowdfunding Group on the Symbid platform. Fees are typically lower as compared to fees charged for the white label platforms, lowering the barriers for new partners to enter the Symbid eco-system. Refocusing the product strategy to the core activity is the main reason for the total revenue for 2013 being lower compared to the 2012 period. However, we feel comfortable by this shift in the product strategy our product portfolio has become more balanced and focused. In addition to the Group product, we developed new corporate partnership products, with this product category we are taking first steps in offering crowdfunding services to large corporates. A corporate partnership deal consists of several other products being packaged into one deal, which over time, will result in more efficient sales cycles and a focus on building up a portfolio of partners we can scale up our services with. One of those crowdfunding related services is the valuation tool from Equidam Holding B.V. where we became a shareholder in August 2013. In September we raised $143,277 as Symbid B.V. in equity from one new investor, Sharpe Financial Communication, and current shareholders of Symbid B.V. The proceeds from this raise have been used as working capital and for PR services.

Going Concern

The Company has suffered recurring losses, for 2013 a net loss of $ 1,260,196 (December 31, 2012, $ 440,379). The Company managed to turn around the working capital deficit of $ 231,993 at December 31, 2012 to a surplus of $ 505,878 at December 31, 2013. As of December 31, 2013, the Company had cash on hand of $ 891,592 and current liabilities to credit institutions of $ 41,657. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.
Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2013 and 2012 regarding concerns about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating operating cash flow and raising capital sufficient to fund operations.  We have discussed our strategy and plans relating to these matters elsewhere in this Annual Report although the consolidated financial statements included herein do not include any adjustments that might result from the outcome of these uncertainties. We expect that with the successful closing of the PPO we will be able to fund ongoing operations and accelerate our international expansion for the next nine (9) months. Our business strategy may not be successful in addressing these issues, however, and if we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Strategy

During 2012, we developed a template model for our corporate crowdfunding platform. The pillars of this model are standardization, economies of scale and the concept “think global, act local.” Through standardization, our core crowdfunding processes have been fully documented and can be easily rolled out in other markets. Other new crowdfunding related products and services can be incorporated under the same model, with the Netherlands being our test market, and copied from there to other markets. Our main revenue stream is based on a transaction based model, so in the end we require a certain scale to operate successfully. By expanding our market reach on a fast as possible pace we intend to reach this level as soon as possible. However, this does imply we require a significant capital increase to realize this growth path and cover the related expected investments and operational losses. With the current PPO we intend to obtain the required capital for the first stage of the international roll-out in Europe. By being quoted as Symbid Corp. on the OTC Bulletin Board and the OTC Markets QB Tier we intend to raise more capital from the markets in order to realize also the future stages of our growth path and start also operations in the United States once the JOBS-act has been implemented. Ultimately we intend to become the largest equity-based crowdfunding platform worldwide, however there can be no assurance this goal will be achieved.

Highlights

On September 4, 2013, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name from HapyKidz.com, Inc. to Symbid Corp.

On December 6, 2013, we closed a Share Exchange pursuant to which the 19 shareholders of Symbid Holding B.V. sold all of their capital stock in Symbid Holding B.V. to us in exchange for 21,170,000 shares of our common stock, $0.001 par value per share. Concurrent with the closing of the Share Exchange, we completed a closing of a PPO in which we sold 3,089,736 units of our common stock and warrants, at a price of $0.50 per unit for a total consideration of $1,549,368.

During the financial year 2013, except from the capital contributions, there have been no unusual or infrequent events or transactions or any significant economic changes that materially affected the reported income from continuing operations. The capital contribution referred to mainly relates to the additional paid in capital from the investors in Gambitious B.V., which is accounted for as a transaction under common control and therefore, instead as result on investment, presented directly in equity of Symbid B.V.

Critical Accounting Estimates

We regularly evaluate the accounting estimates that we use to prepare our financial statements. A complete summary of these policies is included in the Notes to our audited financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe that of our significant accounting policies, which are described in note 2 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We are generating substantially all our revenue from administration and success fees from transactions on the Crowdfunding platform. Revenue from these transactions is accounted for at the moment an investment is made or a proposition is successfully funded. There is no credit risk since the fees are collected directly at the moment that the transaction takes place on the platform.

At the start of a funding campaign, the entrepreneur signs a contract with Symbid pursuant to which he or she agrees to pay Symbid a success fee once a successful fund raising campaign for that entrepreneur closes. Once the funding campaign has closed, Symbid’s success fee is transferred by Intersolve, the third party banking entity that holds all funds in escrow until closing, and the net proceeds of the funding are transferred by Intersolve to the entrepreneur. Upon completion of the funding campaign on Symbid’s platform, services delivered under the contract with the entrepreneur have been and Symbid recognizes its success fee revenues at the time the campaign’s proceeds have been simultaneously transferred to the Company. Also, because the success fee percentage is stated in the contract with the entrepreneur prior to the start of the funding campaign, Symbid believes that this amount is fixed and, assuming the successful conclusion of the funding campaign, collectible from Intersolve.  This revenue recognition policy complies with ASC 605-10-S99-1 in that it is based on written agreements with the entrepreneurs, contractual services have been completed, pricing is fixed and determinable based on agreements with the customer and collectability is reasonably assured as revenues are forwarded directly by Intersolve.

Effectively Symbid has no refund policy. The cash which is collected from investors is held in a third party bank account with Intersolve, which cannot be used or accessed by Symbid. With funds in this bank account, an investor buys crowdfunding credits which are accounted for in an electronic wallet and allocated by the investor to the investor’s funding projects of choice. Allocated funds can only be refunded to an investor from his electronic wallet if a particular project is not fully funded and the funding campaign is terminated. In that situation the investor project allocated funds are credited by Intersolve back to his electronic wallet, from where he can invest again in another project or request a refund of his money from Intersolve, net of an administration fee of approximately $ 27.50 (€20). Symbid receives 25% of this administrative fee.  At each year end, InterSolve marks the processed and completed refunds and, after this internal process, InterSolve sends a credit invoice to Symbid, recognizing the refund administration costs as revenues to be paid out to Symbid. At the moment Symbid receives the credit invoice from InterSolve stating the total number of refunds and the refund administration costs to be paid out to Symbid, we recognize these refunds as revenue.

Other revenue is generated by licensing the platform to third parties. Revenue is accounted for on a monthly basis for the agreed monthly licensed fee. There is limited credit risk. If the monthly licensed fee is not paid we are entitled to set the platform offline. We provide a description of the different types of revenue below.

Revenue related to Crowdfunding Operation:

1.	Registration Fee (until 12/31/2012) – Approximately $327 per portfolio company to list on the Platform
2.	Administration Fee – A fee is charged to investors for investments. The revenue is recognized monthly based upon transactions (i.e. investments) that occurred during the period.
a.	2.5% Fee charged for investments up to $6,550
b.	1% fee charged for investments exceeding $6,550
3.
Success Fee – An approximate success fee of 3- 5% is charged by the Company for a successful private placement. The fee and revenue is recognized when the funding is completed, subject to all requirements needed.

4.
Refund Fee –If an investor requests a refund from the “Online Wallet” a fee is charged to the investor in the amount of approximately $27.50 (€ 20), of which the Company will receive approximately $6.55. Revenue is recognized at the moment InterSolve sends a credit invoice to Symbid, acknowledging the refunds as complete and paid out to the customer.

5.
Paying method fee – If an investor uses a certain payment method (i.e., Pay Pal) an additional amount is charged to the customer to account for processing fees incurred by the Company.  This amount is typically negligible.

Other Revenue related to License Agreements, affiliate URL and Group license and website consultancy:

1.
(White label) licenses – Entered into with third party for one time upfront payment and an earn-out period of approximately 3 years. The earn-out is based upon the income earned through crowd-funding over the period

2.
Affiliate URL and Group licenses – Symbid offers owners of existing communities or groups a crowdfunding service so they do not require their own crowdfunding infrastructure. Prices range from $700 to $2,500 on a yearly basis.

3.
Website consultancy – Typically, the white label portals relate to crowd “voting” – A typical contract would be with the city of Rotterdam to host a vote with residents of the city to determine which particular project should get funded (public works projects).

a.	Symbid performs the following services for approximately EUR 6,550 to 19,650. The projects typically are less than one year. Invoicing typically 50% upfront and the remainder at the conclusion.
i.	Front-end user portal
ii.	Implementing and designing the website
iii.	Setup back end
iv.	Hosting and Support

In general, and in compliance with ASC 605-10-S99-1, revenue is recognized when the services have been rendered and upfront payments are deferred until services have been rendered.

Concentrations of Credit Risk

The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to $ 137,700. We have not experienced any losses in such accounts.

Accounts Receivable: Customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

Components of Results of Operations
Revenues

We generate our revenues partly from crowdfunding related fees like administration fees and success fees and for the other part from software license fees.

Research and development

Research and development expenses consist primarily of fees we are being charged for developing the source code of the software platform enabling us to build new products as well as improve existing products. We expense substantially all of our research and development costs as they are incurred.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of salaries for our executives as well as our finance, legal, human resources, and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs.

Distinct Characteristics of The Dutch Model

Symbid B.V. has a variable interest in Symbid Cooperatie U.A. Symbid Cooperatie U.A. licenses from Symbid B.V. its online crowdfunding platform in exchange for 100% of the administration fees and success fees earned by Symbid Cooperatie U.A.  In addition, Symbid Cooperatie U.A. has entered into a perpetual platform management service agreement with Symbid B.V. for customer support, software updates and content management system control for approximately $6,000 per year. The management team of Symbid Cooperatie U.A. is the same as the management team of Symbid B.V.

The Company consolidates any variable interest entity (“VIE”) for which the Company is considered the primary beneficiary2.

Symbid B.V. is deemed to be the primary beneficiary of Symbid Cooperatie U.A. Symbid B.V. has a controlling financial interest in Symbid Cooperatie U.A. because it has the power to direct the activities of Symbid Cooperatie U.A. that most significantly impact Symbid Cooperatie U.A.’s economic performance.  Symbid B.V., through its control of Symbid Foundation, can appoint the majority of the members’ council of Symbid Cooperatie U.A. which, in turn, appoints the management board of Symbid Cooperatie U.A. The Management Board of Symbid Cooperatie U.A. controls the activities that are most significant to Symbid Cooperatie U.A.  In addition, by virtue of the license agreement and management service agreement between Symbid Cooperatie U.A. and Symbid B.V., substantially all revenue earned by Symbid Cooperatie U.A. is remitted to Symbid B.V.

As a result of this VIE structure, Symbid B.V. consolidates the financial statements of Symbid Cooperatie U.A.  Every reporting period Symbid B.V. reassesses its relationship with Symbid Cooperatie U.A. to determine whether consolidation is required. As such, our conclusion regarding our status as the primary beneficiary of Symbid Cooperatie U.A. is subject to change.

_____________________________________________
2 AVIE is an entity in which either a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or b) the voting rights of the equity investors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity. The Company evaluates whether entities in which it has an interest are VIEs and whether the Company qualifies as the primary beneficiary of any VIEs identified in its analysis.

Results of Operations

Fiscal Year Ended December 31, 2013

The following table summarizes our historical consolidated financial statements:

	Year Ended
	December 31,
	2013	2012
Net Revenues
Crowd funding	$66,716	$50,319
Other	12,714	57,418
	79,430	107,737
Operating expenses
Selling general and administrative	427,103	290,395
Professional fees	795,615	97,332
Research and development costs	78,773	165,357
Depreciation and amortization	1,302	979
	1,302,793	554,063

Operating loss	(1,223,363)	(446,326)
Other income (expenses)
Fair value adjustment derivative liability	1,341	-
Interest income	-	3,335
Interest expenses	(20,166)	(15,688)
Government subsidy	31,905	20,885
Gain on sale of 450 common shares of Gambitious B.V.	-	19,345
Equity in losses of Gambitious B.V.	(49,913)	(86,492)
	(36,833)	(58,615)

Net loss	(1,260,196)	(504,941)

Net loss attributable to non-controlling interests	(30,016)	(64,562)

Net loss attributable to Symbid Corp. shareholders	$(1,230,180)	$(440,379)

Basic and diluted loss per common share	$(0.05)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	22,580,549	20,409,933

Revenues

Total revenue declined for the twelve month period ended December 31, 2013 by approximately $28,000 compared to the same period in 2012. However, Crowdfunding revenue in the same period has increased by approximately $16,000 during the same period. Crowdfunding revenue increased compared to the prior period due to the refocusing of our product strategy to core crowdfunding activities and new products introduced into the market during 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2013 totaled $427,103, an increase of approximately $137,000 compared to the same period in 2012. The increase was primarily due to an increase in payroll expenses.

We anticipate that Selling, General and Administrative expenses will continue to increase as a percentage of revenue as a result of growth in headcount and headcount- related expenses. We plan to continue to increase Selling, General and Administrative employee headcount to support our growth and expansion. We also anticipate increases in Selling, General and Administrative expenses in 2014 due to the inclusion of share- based compensation expenses.

Professional fees

Professional fees increased for the year ended 2013 to a total of $795,615, an increase of almost $698,000 compared to 2012. The increase was primarily due to the PPO and share exchange transaction.

We anticipate that professional fees will remain an substantial percentage of the operating costs for the coming years. These costs will have to be incurred in relation to the listing of the Company on the OTC.

Research and development

Research and development expenses for the year ended 2013 decreased by approximately $87,000 when compared to the same period in 2012. The decrease was primarily due to a change in the product strategy through which the requests for software features decreased.

Based on the outcome of the PPO through 2014, we anticipate an increased in hiring product management employees, which will result in a corresponding increase in research and development expense.

Other expenses

Other expenses for 2013 totaled $36,833, a decrease of approximately $22,000 compared to the same period in 2012. This decrease is mainly caused by the decrease in Equity in losses in Gambitious B.V. over 2013 by approximately 36,000 compared to the same period in 2012.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2013, we had cash on hand of $891,592 and a working capital surplus of $ 505,878.

Our principal sources of liquidity have been cash generated through the PPO and, prior to the Share Exchange, by issuing new shares in Symbid B.V. and cash generated from operations.

Our liquidity position in 2013 increased as compared to 2012 by approximately $ 883,860. This increase in cash can be attributed to proceeds from the PPO, partially offset by the related legal and accounting expenses.

In order to be able to achieve our strategic goals, we need to further expand our business and financing activities. We aim to accomplish these goals by further developing our crowdfunding software platform and achieve a more international coverage of our services. Expanding our international network, together with further improvement of our crowdfunding platform will require future capital and liquidity expansion. Since our inception in March 2011, our shareholders have contributed a significant amount of capital making it possible for us to develop our crowdfunding platform, services and activities. To continue to develop our product offerings,  expand our services and to obtain international coverage, a significant capital increase has been and will continue to be required.

In the first quarter of 2013, Symbid B.V. raised approximately $304,589 through the sale of its common stock to its then current shareholders and one new investor.

In September 2013, Symbid B.V. raised an additional amount of $77,544 through the sale of its common stock to its then current shareholders and one additional new investor.

Concurrent with the closing of the Share Exchange, we completed a closing of the PPO in which we sold 3,089,736 units of our common stock and warrants, at a price of $0.50 per unit for a total consideration of $1,549,368. We incurred total advisory and professional fees of $406,035 in connection with the PPO of which $60,250 were allocated to equity issuance costs and deducted from additional paid in capital. The net cash proceeds received by the Company were $1,143,333.

Each of the units sold in the PPO consisted of one share of our Common Stock and a warrant to purchase one share of our Common Stock. The warrants are exercisable for a period of three (3) years at a purchase price of $ 0.75 per share. In addition the Company issued 77,500 warrants to the placement agent as a commission. These warrants are exercisable for a period of three (3) years at a purchase price of $ 0.50.

On February 5, 2014, we completed a second closing of the PPO in which we sold an additional 373,984 units for gross proceeds of $186,922. In connection with the second closing the Company paid commissions of $7,750, and issued 11,500 Broker Warrants with a term of five (5) years and an exercise price of $0.50 per share to a broker.

We plan to continue raising capital in order to meet our liquidity needs. However, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements with unattractive terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2013 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, consisting of Korstiaan Zandvliet, our President (Principal Executive Officer), and Maarten van der Sanden, our Treasurer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Messrs. Zandvliet and van der Sanden), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our senior management concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

As of December 31, 2013, our senior management, consisting of Messrs. Zandvliet and van der Sanden, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated 1992 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our senior management in connection with the review of our financial statements as of December 31, 2013.

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

●
Assuming we are able to secure additional working capital, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

●
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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION
None.

PART III
ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of the closing of the Share Exchange:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Korstiaan Zandvliet	29	Director, Chief Executive Officer and president	December 6, 2013
Robin Slakhorst	30	Director, Chief Commercial Officer and Secretary	December 6, 2013
Maarten van der Sanden	28	Chief Financial Officer and Treasurer	December 6, 2013

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

The authorized number of directors to constitute our Board of Directors is five.  Pursuant to the terms of the Share Exchange Agreement, Symbid Holding B.V. and the Company agreed that the Company’s Board of Directors, as of the closing of the Share Exchange, would consist of two members.  Our Board of Directors is now comprised of Messrs. Zandvliet and Slakhorst who were nominated by Symbid Holding B.V.  Executive officers are appointed by the Board of Directors and serve at its pleasure. The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Korstiaan Zandvliet – Director and Chief Executive Officer.

Korstian Zandvliet has served as our Chief Executive Officer and a director since December 6, 2013. Mr. Zandvliet is a founder of Symbid B.V. and has been a Managing Director of Symbid B.V. since December 2010.  From July 2008 to December 2010, Mr. Zandvliet was the Global Marketing Director for Mendix B.V. – Rotterdam, a software start-up offering a fully integrated model-driven platform to build enterprise-class business applications. At Mendix, Mr. Zandvliet was responsible for, among other things,  (i) budgeting and implementing all company communications strategies, both external and internal, (ii) editorial direction, design and production of all company publications, (iii) implementing marketing campaigns for trade shows and company marketing events, (iv) streamlining and optimizing the inside sales process, including organizing and staffing of webinars and CRM-system optimization, (v) market research and roll-out for the company’s international locations (Sweden, Thailand, USA, Abu Dhabi and UK) and (vi) capture and cataloging competitive intelligence from other model-driven organizations and competitors.  Since July 2010, Mr. Zandvliet has been an expert consultant and writer for Crowdsourcing Inc., a company whose website provides authoritative information and other content relating to crowdfunding and related formats. Because of Mr. Zandvliet’s years of international experience and management skills working with start-up organizations, including his role as a founder and Managing Director of Symbid B.V., we have concluded that Mr. Zandvliet should serve as a director of Symbid Corp. Mr. Zandvliet received a Bachelor’s Degree in business administration from RSM Erasmus University in 2007 and a Master’s Degree in Entrepreneurship and New Business Venturing from Erasmus University Rotterdam in 2010.

Robin Slakhorst – Director and Chief Commercial Officer.

Robin Slakhorst has served as our Chief Commercial Officer and a director since December 6, 2013.  He is a founder of Symbid B.V. and has been the Chief Commercial Officer of Symbid B.V. since December 2010.  Mr. Slakhorst founded Community Productions B.V. – Rotterdam, a company creating innovative web products focusing on social and communications platforms, in November 2005 and served as that company’s Managing Director until February 2013.   From March 2009 to May 2011, he was the marketing and Sales Dierector of Plugwise B.V. – Sassenheim, a company active in the “smart grid” energy market.  At that company, Mr. Slakhorst was responsible for (i) budgeting and implementing commercial strategy for sales, marketing and business development, (ii) new business development in coordination with the company’s product development team and (iii) crafting and implementing strategic partnerships with multinational energy companies and global consultancy companies.  Additionally, he worked with the chief executive officer of this company in connection with a multimillion dollar investment within the company by a Dutch national grid company. Mr. Slakhorst is also founder of Gastropoda Equus B.V., an investment holding company.  Because of Mr. Slakhorst’s years of business development and commercial strategic experience, including his role as a founder and Chief Commercial Officer of Symbid B.V., we have concluded that Mr. Slakhorst should serve as a director of Symbid Corp.  Mr. Slakhorst received a Bachelor’s Degree in business administration from RSM Erasmus University in 2007 and a Master’s Degree in Entrepreneurship and New Business Venturing from Erasmus University Rotterdam in 2010.  He also has an educational background in aerospace engineering.

Maarten van der Sanden - Chief Financial Officer and Treasurer.

Maarten van der Sanden has served as our Chief Financial Officer and Treasurer since December 6, 2013.  Mr. van der Sanden has been a member of the board of directors of Symbid B.V. since January 2012. From July 2008 through December 2012, Mr. van der Sanden was a founder and Managing Director of RotaSocio Holding B.V. - Amsterdam, a developer of innovative mobility solutions whose first project, StudentCar, a car-sharing provider for students in the Netherlands, was launched in Rotterdam in January 2009, with an electric shared car introduced in June 2009.  At RotaSocio, Mr. van der Sanden was responsible for the operations and finance functions and the roll-out of StudentCar.  RotoSocio was sold in 2012 to the second largest car-sharing provider in the Netherlands. Since September 2012, Mr. van der Sanden has also been the Managing Director and owner of Sanden Beheer B.V. - Amsterdam, an investment company that invests in and provides management services to SMEs.  Mr. van der Sanden received a Bachelor’s Degree in business administration from RSM Erasmus University in 2006 and a Master’s Degree in Finance and Investments in 2007 and a Master’s Degree in Entrepreneurship and New Business Venturing in 2009, both from Erasmus University Rotterdam.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

Family Relationships

There are no family relationships among our Directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Committees

The Company currently has not established any committees of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, other than as described above, no security holders have made any such recommendations.  The entire Board of Directors performs all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time.  The entire Board of Directors oversees our audits and auditing procedures.  The Board of Directors has at this time not determined whether any director is an “audit committee financial expert” within the meaning of Item 407(d)(5) for SEC regulation S-K.

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To request a copy of the Code of Ethics, please make written request to our Secretary, at Symbid Corp., Marconistraat 16, 3016 AK Rotterdam, The Netherlands.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2013 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2013; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2013; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2013 that received annual compensation during the fiscal year ended December 31, 2012 in excess of $100,000.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Korstiaan Zandvliet (1)	2013	$62,818	0	0	0	0	0	0	$62,818
	2012	$54,827	0	0	0	0	0	0	$54,827

Noah Levinson (2)	2013	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Holli Morris (3)	2013	0	0	0	0	0	0	0	0
	2012	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Maarten van der Sanden (4)	2013	$62,257	0	0	0	0	0	0	$62,257
	2012	$40,467	0	0	0	0	0	0	$40,467

(1)
On December 6, 2013, Mr. Zandvliet was appointed as our Chief Executive Officer and President.  The numbers presented in this table represent compensation paid to Mr. Zandvliet by Symbid B.V. and the December 2013 salary paid by the Company.

(2)
On December 6, 2013, Mr. Levinson resigned as our sole officer and director.  Mr. Levinson was appointed to these positions on May 14, 2013. My Levinson received $5,000 in cash compensation for services rendered to the Company in 2013.

(3)	On May 14, 2013, Ms. Morris resigned as our sole officer and director.
(4)
On December 6, 2013, Mr. van der Sanden was appointed as our Chief Financial Officer and Treasurer.  The numbers presented in this table represent compensation paid to Mr. van der Sanden by Symbid B.V. and the December 2013 salary paid by the Company.

Symbid B.V. compensated three of its officers through management agreements with affiliates of those officers. During the twelve months ended December 31, 2013 and 2012, total expenses recorded under these agreements were approximately $ 160,000 and $ 150,000, respectively. As of December 31, 2013 and 2012, balances due under these agreements were $ 13,000 and $ 28,000, respectively, and are included in accounts payable and accrued expenses. As of December 6, 2013 the three officers were employed by the Company, resulting in a total amount of salary of about $ 27,000 for December 2013. As of December 31, 2013 the this amount of salaries had to be paid out to the officers and are included in accounts payable and accrued expenses. During the twelve months ended December 31, 2013 and 2012, Symbid B.V. paid Korstiaan Zandvliet, through his management entity, Arena Amnis B.V., $54,000 in 2013 and $55,000 in 2012, Robin Slakhorst, through his management entity, Gastropoda Equus B.V., $53,000 in 2013 and $55,000 in 2012 and Maarten van der Sanden, through his management entity, Sanden Beheer B.V., $53,000 in 2013 and $40,000 in 2012.

Outstanding Equity Awards at Fiscal Year-End

We have one compensation plan approved by our stockholders, the 2013 Equity Incentive Plan. As of the date hereof, we have not granted any awards under the 2013 Plan. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

On December 6, 2013, Symbid Corp. entered into employment service agreements with each of Messrs. Zandvliet, Slakhorst and van der Sanden, respectively, pursuant to which they serve as the Company’s Chief Executive Officer and President, Chief Commercial Officer and Secretary and Chief Financial Officer and Treasurer, respectively. The offers of employment provide for annual base salary of EUR 50,000 (US $68,520 per year1), EUR 50,000 (US $68,520 per year2) and EUR 50,000 (US $68,520 per year3) for each of Messrs. Zandvliet, Slakhorst and van der Sanden, respectively. These amounts are exclusive of an 8% holiday allowance. In addition, each of Messrs. Zandvliet, Slakhorst and van der Sanden are eligible to earn an annual bonus at such time and in such amount as may be determined by the Company’s Board of Directors. The Board of Directors may determine that some or all of an annual bonus shall be based upon the achievement of operational, financial or other milestones.

Each of Messrs. Zandvliet, Slakhorst and van der Sanden are entitled to three (3) months base salary in the event they are terminated “without cause” (as defined in their employment agreements) or “resign for good reason” (as defined in their employment agreements). Additionally, the employment service agreements for each of Messrs. Zandvliet, Slakhorst and van der Sanden contain confidentiality and proprietary rights provisions pursuant to which they have each agreed to maintain as confidential any of our trade secrets or confidential information, agreed that any new creation or improved methods will be considered “work for hire” under applicable copyright and related laws and the Company’s sole and exclusive property and agreed not to solicit any of our employees, independent contractors or consultants for a period of one year after their termination from the Company.

The employment service agreements with each of Messrs. Zandvliet, Slakhorst and van der Sanden supersede and cancel those management agreements by and between Symbid B.V. and the management companies of each of Messrs. Zandvliet, Slakhorst and van der Sanden and are filed as Exhibits 10.12, 10.13 and 10.14, respectively, to this Current Report and are incorporated herein by reference.

Director Compensation

The Company currently does not pay any cash compensation to members of its board of directors for their services as directors of the Company.  However, the Company reimburses its directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the board of directors.  The Company may determine to grant to each new director, at the time of such director's appointment, an option to purchase its common shares.
_______________________________
3 This salary will be paid in EUROs.  The listed US dollar amount is based on an exchange rate of US $1.3704/EUR as of December 6, 2013.  The actual US dollar amount paid may be different as a result of fluctuations in the exchange rate.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April  11, 2014, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.  To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse.  To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.  Other than the Share Exchange, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Symbid Corp., Marconistraat 16, 3029 AK Rotterdam, The Netherlands.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned(1)
Korstiaan Zandvliet	2,175,529	(2)	6.3%

Robin Slakhorst	2,245,240	(3)	6.6%

Maarten van der Sanden	2,210,040	(4)	6.4%

All directors and executive officers as a group (3 persons)	6,630,810		19.3%

Maarten Timmerman	6,327,083	(5)	18.5%

__________________________________

(1)
Applicable percentage ownership is based on 34,657,538 shares of Common Stock outstanding as of April 11, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of April 11, 2014, for each shareholder.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of Common Stock issuable pursuant to the exercise or conversion of other securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

(2)
Consists of shares of common stock held by Arena Amnis B.V.  Korstiaan Zandvliet has sole voting and investment power with respect to these shares.  Includes up to 822,118 shares of Common Stock that are being held in escrow in connection with the Company’s planned acquisitions of Gambitious B.V. and Equidam Holding B.V. and that will be either cancelled or distributed (net of the number of shares used to acquire Gambitious and Equidam)  to Arena Amnis B.V. as part of pro rata distribution to the pre-Share Exchange stockholders of Symbid Holding B.V. of the net number of shares available, if any, upon completion of the acquisitions, in either case within six months from the date hereof.

(3)
Consists of shares of common stock held by Gastropoda Equus B.V.  Robin Slakhorst has sole voting and investment power with respect to these shares.  Includes up to 848,461 shares of Common Stock that are being held in escrow in connection with the Company’s planned acquisitions of Gambitious B.V. and Equidam Holding B.V. and that will be either cancelled or distributed (net of the number of shares used to acquire Gambitious and Equidam)  to Gastropoda Equus B.V. as part of pro rata distribution to the pre-Share Exchange stockholders of Symbid Holding B.V. of the net number of shares available, if any, upon completion of the acquisitions, in either case within six months from the date hereof.

(4)
Consists of shares of common stock held by Sanden Beheer B.V.  Maarten van der Sanden has sole voting and investment power with respect to these shares.  Includes up to 835,159 shares of Common Stock that are being held in escrow in connection with the Company’s planned acquisitions of Gambitious B.V. and Equidam Holding B.V. and that will be either cancelled or distributed (net of the number of shares used to acquire Gambitious and Equidam)  to Sanden Beheer B.V. as part of pro rata distribution to the pre-Share Exchange stockholders of Symbid Holding B.V. of the net number of shares available, if any, upon completion of the acquisitions, in either case within six months from the date hereof.

(5)
Consists of 5,202,083 shares of common stock held by Zomer B.V. and 1,250,000 shares of common stock held by Voyager Beheer B.V. Maarten Timmerman has sole voting and investment power with respect to these shares. Includes up to 1,965,832 shares of Common Stock that are being held in escrow in connection with the Company’s planned acquisitions of Gambitious B.V. and Equidam Holding B.V. and that will be either cancelled or distributed (net of the number of shares used to acquire Gambitious and Equidam) to Zomer B.V. to the pre-Share Exchange stockholders of Symbid Holding B.V. of the net number of shares available, if any, upon completion of the acquisitions, in either case within six months from the date hereof.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 6, 2013, our Board of Directors of the Company adopted, and on December 6, 2013, our stockholders approved, the 2013 Equity Incentive Plan, which reserves a total of 5,000,000 shares of our Common Stock for issuance under the 2013 Plan.  The following table provides information as of April 11, 2014, with respect to the shares of common stock that may be issued under our 2013 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	5,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	0	N/A	5,000,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years.  A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

The descriptions set forth above under the captions “The Share Exchange and Related Transactions—Share Exchange Agreement,” “—Split-Off,” “—the PPO,” “—Registration Rights,” “—Common Stockholders’ Agreement,” “—2013 Equity Incentive Plan,” “—Lock-up Agreements and Other Restrictions” and “Executive Compensation—Employment Agreements” and —Director Compensation” and below under “Description of Securities—Options” are incorporated herein by reference.

Symbid B.V. Management Compensation

Symbid B.V. compensated three of its officers through management agreements with affiliates of those officers. During the twelve months ended December 31, 2013 and 2012, total expenses recorded under these agreements were approximately $ 160,000 and $ 150,000, respectively. As of December 31, 2013 and 2012, balances due under these agreements were $ 13,000 and $ 28,000, respectively, and are included in accounts payable and accrued expenses. As of December 6, 2013 the three officers were employed by the Company, resulting in a total amount of salary of about $ 27,000 for December 2013. As of December 31, 2013 the this amount of salaries had to be paid out to the officers and are included in accounts payable and accrued expenses. During the twelve months ended December 31, 2013 and 2012, Symbid B.V. paid Korstiaan Zandvliet, through his management entity, Arena Amnis B.V., $54,000 in 2013 and $55,000 in 2012, Robin Slakhorst, through his management entity, Gastropoda Equus B.V., $53,000 in 2013 and $55,000 in 2012 and Maarten van der Sanden, through his management entity, Sanden Beheer B.V., $53,000 in 2013 and $40,000 in 2012.

Loans to Symbid B.V.

Symbid B.V. issued two notes to a stockholder of Symbid B.V. in 2012 for approximately $79,000 and $8,000, respectively. Each note bears interest of 4.0% and does not have a maturity date. The notes are unsecured.

A stockholder of the Company, Voyager B.V., beneficially owned by Maarten Timmerman, loaned approximately $92,000 to the Company.  This loan is due on September 15, 2015 with interest only payments of 4% per annum. The loan is subordinate to the interests of a bank working capital facility and is unsecured.

Gambitious B.V.

Symbid B.V. is also a founding partner and currently as of March 2014 an indirect 13.05% owner, through its ownership in Gambitious Cooperative, of Gambitious B.V., a crowd funding platform tailored towards video games.  Symbid B.V. earned approximately $20,000 in revenue from services performed on behalf of its equity method investment Gambitious B.V.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended December 31, 2013 and December 31, 2012 are set forth in the table below:

Fee Category	Year ended December 31, 2013	Year ended December 31, 2012

Audit fees (1)	$127,167	$7,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$127,167	$7,000

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors.  The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2013, were approved by our board of directors.

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

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Description
2.1	Share Exchange Agreement dated December 6, 2013, by and among Symbid Corp., Symbid Holding B.V. and the Shareholders of Symbid Holding B.V (1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant (3)
3.3	By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on October 25, 2011) (4)
3.4	Articles of Association of Symbid Cooperatie U.A. (Unofficial English Translation) (5)
3.5	Articles of Association of Symbid Foundation. (Unofficial English Translation) (5)
3.6	Articles of Association of Symbid IP Foundation. (Unofficial English Translation) (5)
4.1	Form of Investor Warrant of the Registrant (1)
4.2	Form of Broker Warrant of the Registrant (1)
10.1	Split-Off Agreement, dated as of December 6, 2013, by and among the Registrant, Symbid Split Corp. and Holli Morris (1)
10.2	General Release Agreement, dated as of December 6, 2013, by and among the Registrant, Symbid Split Corp. and Holli Morris (1)
10.3	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and shareholders party thereto (1)

10.4	Form of Securities Purchase Agreement between the Registrant and the investors party thereto (1)
10.5	Form of Notice to Investors dated November 25, 2013 (1)
10.6	Placement Agency Agreement, dated September 9, 2013, between the Registrant and Gottbetter Capital Markets, LLC (1)
10.7	Placement Agency Agreement, First Amendment, dated October 14, 2013, between the Registrant and Gottbetter Capital Markets, LLC (1)
10.8	Placement Agency Agreement, Second Amendment, dated November 15, 2013, between the Registrant and Gottbetter Capital Markets, LLC (1)
10.9	Subscription Escrow Agreement, dated as of September 9, 2013, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital markets, LLC (1)
10.10	Subscription Escrow Agreement, First Amendment dated as of November 15, 2013, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital markets, LLC (1)
10.11	Escrow Agreement dated as of December 6, 2013 by and among the Registrant, the Indemnification and Shareholder Representative named therein and Gottbetter & Partners, LLP (1)
10.12†	Employment Services Agreement, dated December 6, 2013, between the Registrant and Korstiaan Zandvliet (1)
10.13†	Employment Services Agreement, dated December 6, 2013, between the Registrant and Robin Slakhorst (1)
10.14†	Employment Services Agreement, dated December 6, 2013, between the Registrant and Maarten van der Sanden(1)
10.15†	The Registrant’s 2013 Equity Incentive Plan(1)
10.16†	Form of Registration Rights Agreement (1)
10.17	License Agreement dated April 13, 2011 by and between Symbid B.V. and Symbid Cooperatie U.A. (1)
10.18	Platform management Services Agreement April 6, 2011 by and between Symbid B.V. and Symbid Cooperatie U.A. (1)
10.19	Intellectual Property Transfer Agreement dated October 16, 2013 by and between Symbid B.V. and Stichting Symbid IP Foundation (1)
10.20	Intellectual Property License and Transfer Agreement dated October 16, 2013 by and between Stichting Symbid IP Foundation and Symbid Holding B.V. (1)
10.21	Addendum 1 dated December 5, 2013 to Intellectual Property License and Transfer Agreement dated October 16, 2013 by and between Stichting Symbid IP Foundation and Symbid Holding B.V. (1)
10.22	Intellectual Property Sublicense and Transfer Agreement dated December 5, 2013 by and between Symbid Holding B.V. and Symbid B.V. (1)
14.1	Code of Ethics (2)

21.1*	Subsidiaries of Registrant
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)
Filed with the Securities and Exchange Commission on December 12, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K ), which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on October 25, 2011, as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1, which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on September 9, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2013, which exhibit is incorporated herein by reference.

(4)
Filed with the Securities and Exchange Commission on October 25, 2011, as exhibit numbered 3.2, to the Registrant’s Registration Statement on Form S-1, which exhibit is incorporated herein by reference.

(5)
Filed with the Securities and Exchange Commission on March 13, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, Amendment No. 1, which exhibit is incorporated herein by reference.

* Included herewith.

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

  SIGNATURES

SYMBID CORP.

Dated: April 14, 2014	By:	/s/ Korstiaan Zandvliet
Name: Korstiaan Zandvliet
Title: President (Principal Executive Officer)

By:	/s/ Maarten van der Sanden
Name: Maarten van der Sanden
Title: Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Korstiaan Zandvliet		April 14, 2014
Korstiaan Zandvliet	Director

/s/ Robin Slakhorst		April 14, 2014
Robin Slakhorst	Secretary and Director

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Comprehensive Loss	F–4

Consolidated Statements of Stockholders’ Deficit	F–5

Consolidated Statements of Cash Flows	F–6

Notes to Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Symbid Corp.

We have audited the accompanying consolidated balance sheets of Symbid Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2013. Symbid Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symbid Corp. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses during December 31, 2013, and has negative cash flows from operations of $926,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully refinance or raise capital to fund ongoing operations there would be a material adverse effect to the consolidated financial statements.

/s/ Friedman LLP

East Hanover, New Jersey

April 14, 2014

SYMBID CORP.
 Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,
	2013	2012
ASSETS
Current assets
Cash	$891,592	$7,732
Accounts receivable, less allowance for doubtful accounts of $10,718 and $0 respectively	2,897	6,033
Prepaid expenses and other current assets	59,486	32,183
Total current assets	953,975	45,948

Property and equipment - at cost, less accumulated
depreciation and amortization	4,259	5,365
Investment in Equidam Holding B.V.	1,432	49,462
	$959,666	$100,775
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$138,495	$50,703
Accrued expenses and other current liabilities	256,928	58,270
Deferred government grants	11,017	42,156
Current maturities of notes payable	41,657	126,812
Total current liabilities	448,097	277,941

Notes payable, less current maturities	237,973	267,547
Derivative liability - warrants	303,662	-
Total Liabilities	989,732	545,488
Commitments
Stockholders' deficit
Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 34,268,736 and 26,733,356 respectively	34,268	26,733

Additional paid-in capital	2,041,052	335,655
Accumulated other comprehensive loss	(44,029)	(7,705)
Accumulated deficit	(2,001,760)	(771,580)
Equity attributable to Symbid Corp. Stockholders	29,531	(416,897)
Noncontrolling interests	(59,597)	(27,816)
Total Equity	(30,066)	(444,713)
Total Liabilities and Equity	$959,666	$100,775

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP.
Consolidated Statements of Operations
(Expressed in US dollars)

	Year Ended
	December 31,
	2013	2012
Net Revenues
Crowd funding	$66,716	$50,319
Other	12,714	57,418
	79,430	107,737
Operating expenses
Selling general and administrative	427,103	290,395
Professional fees	795,615	97,332
Research and development costs	78,773	165,357
Depreciation and amortization	1,302	979
	1,302,793	554,063

Operating loss	(1,223,363)	(446,326)
Other income (expenses)
Fair value adjustment derivative liability	1,341	-
Interest income	-	3,335
Interest expenses	(20,166)	(15,688)
Government subsidy	31,905	20,885
Gain on sale of 450 common shares of Gambitious B.V.	-	19,345
Equity in losses of Gambitious B.V.	(49,913)	(86,492)
	(36,833)	(58,615)

Net loss	(1,260,196)	(504,941)

Net loss attributable to non-controlling interests	(30,016)	(64,562)

Net loss attributable to Symbid Corp. shareholders	$(1,230,180)	$(440,379)

Basic and diluted loss per common share	$(0.05)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	22,580,549	20,909,933

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP.
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)

	Year Ended
	December 31,
	2013	2012

Net loss	$(1,260,196)	$(504,941)
Other comprehensive loss:
Foreign currency translation adjustments	(36,324)	(3,885)
Comprehensive loss	(1,296,520)	(508,826)

Net loss attributable to non-controlling interests	(30,016)	(64,562)
Foreign currency translation income attributable to non-controlling interests	(1,765)	(64)
Comprehensive loss attributable to non-controlling interests	(31,781)	(64,626)

Comprehensive loss attributable to Symbid Corp. shareholders	$(1,264,739)	$(444,200)

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP.
 Consolidated Statements of Stockholders’ Deficit
From January 1, 2012 to December 31, 2013
Expressed in US dollars

	Symbid Corp. Shareholders

			Additional	Accumulated Other		Total Symbid Corp.
	Number of	Common	Paid-In	Comprehensive	Accumulated	Shareholders'	Noncontrolling	Total
	Shares	Stock	Capital	Loss	Deficit	Equity	Interest	Equity

Balance, January 1, 2012	26,733,356	26,733	253,931	(3,884)	(331,201)	(54,421)	(13,586)	(68,007)

Proceeds from the sale of Gambitious cooperative common stock	-	-	81,724	-	-	81,724	50,396	132,120
Translation adjustment	-	-	-	(3,821)	-	(3.821)	(64)	(3,885)
Net loss	-	-	-	-	(440,379)	(440,379)	(64,562)	(504,941)
Balance, December 31, 2012	26,733,356	26,733	335,655	(7,705)	(771,580)	(416,897)	(27,816)	(444,713)

Proceeds from the issuance of common stock, net of issuance costs	3,198,414	3,198	375,025	-	-	378,223	-	378,223
Issue of common stock, PPO	3,098,736	3,099	1,180,125	-	-	1,183,224	-	1,183,224
Issue of common stock for services	501,780	502	65,302	-	-	65,804	-	65,804
Non-cash conversion of Notes Payable	736,450	736	84,945	-	-	85,681	-	85,681

Translation adjustment	-	-	-	(36,324)	-	(36,324)	(1,765)	(38,089)

Net loss	-	-	-	-	(1,230,180)	(1,230,180)	(30,016)	(1,260,196)
Balance, December 31, 2013	34,268,736	34,268	2,041,052	(44,029)	(2,001,760)	29,531	(59,597)	(30,066)

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP.
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Year Ended
	December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,260,196)	$(504,941)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	1,302	979
Gain on sale of stock of Gambititous B.V.	-	(19,345)
Losses recorded from investment in Gambitious B.V.	49,913	86,492
Warrant liability	(1,341)	-
Deferred government grants	(31,905)	-
Provision for doubtful accounts	10,349	-
Changes in assets and liabilities
Accounts receivables	(7,056)	1,627
Prepaid expenses and other current assets	41,516	(16,579)
Accounts payable	82,553	(564)
Accrued expenses and other current liabilities	189,264	38,693
Deferred government grants	-	41,769
Net cash used in operating activities	(925,601)	(371,869)

Cash flows from investing activities
Investment in Equidam Holding B.V.	$(1,376)	$-
Investment in Gambitious B.V.	-	(132,099)
Cash proceeds from sale of stock of Gambitious B.V.	-	19,581
Purchase of property and equipment	-	(2,758)
Net cash used in investing activities	(1,376)	(115,276)

Cash flows from financing activities
Proceeds from private placement	$1,489,118	$132,120
Proceeds from capital contribution	378,223	-
Proceeds from the issuance of notes payable	-	322,922
Repayments of notes payable	(41,623)	(19,763)
Net cash provided by financing activities	1,825,718	435,279

Effect of exchange rate changes on cash and cash equivalents	(14,881)	4,856
Net increase (decrease) in cash and cash equivalents	883,860	(47,010)

Cash and cash equivalents, beginning of year	7,732	54,742
Cash and cash equivalents, end of year	$891,592	$7,732

Supplemental cash flow disclosures
Interest paid	$(20,166)	$(15,688)

Non-cash financing activities
Conversion of Notes Payable into common stock	$85,681	$-
Issuance of common stock for services	65,804	-
Fair value of warrant liability	221,533	-

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

1 - BUSINESS, ORGANIZATION AND LIQUIDITY

Business and Organization
Symbid Corp. (the “Company”) was incorporated as HapyKidz.com, Inc. in the state of Nevada on July 29, 2011. On September 4, 2013, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name from HapyKidz.com, Inc. to Symbid Corp, which we believe more accurately reflects our current business. The Company continues to be a “smaller reporting company,” as defined under the Exchange Act.

On December 6, 2013, the Company closed a Share Exchange pursuant to which the 19 shareholders of Symbid Holding B.V. sold all of their capital stock in Symbid Holding B.V. to us in exchange for 21,170,000 shares of our common stock, $ 0.001 par value per share. Because the Company had no operations at the time of our acquisition of Symbid Corp., Symbid Corp. is considered to be the predecessor Company for financial reporting purposes. Please refer to Note 3 for additional explanation regarding the acquisition.

The main operating entity of Symbid Corp. is Symbid B.V. (“Symbid B.V.”) and was incorporated in Utrecht, Netherlands on March 29, 2011 under the laws of the Netherlands. The Company was launched in April 2011 in its headquarters in Rotterdam, The Netherlands as one of the first three equity based crowd funding forerunners worldwide. Entrepreneurs use Symbid to obtain business growth funding from the crowd in exchange for a part of the equity of their company. Investors can participate from as little as $ 27.50, and become shareholders of start-up companies or growing businesses in need of capital.

Since August 2012, the Company is one of the first platforms worldwide to offer multiple models of crowd funding on a progressive scale for Small and Medium Enterprises (SME’s), integrating a unique legal structure into the IT-infrastructure of the crowd funding platform. The goal of the Company is to create a portfolio of crowd funding products, where anyone interested in crowd funding can find their right solution.

The Symbid infrastructure serves as a matchmaking platform, with added value for both entrepreneurs and investors on a global scale. The Company earns success fees and transaction fees charged to the entrepreneurs and investors active on the platform. In addition to matchmaking on the Company platform, the Company licenses its infrastructure in several forms to other partners.

The Company through its ownership in Gambitious Coöperatie UA (“Gambitious Coop”) currently has a 13.05% ownership interest in Gambitious B.V. (“Gambitious”), a Company located in the Netherlands, which uses the Company’s platform to raise capital for video games produced by a wide range of developers. At December 31, 2013 the Company had an interest of 28.5% in Gambitious. As of August 2013, the Company has acquired a 10% interest in Equidam Holding B.V. (“Equidam”). After a first round of seed funding for Equidam this shareholding diluted to 9%. Started as an online valuation tool for private companies with a particular focus on Small and Medium-sized Enterprises, Equidam now also offers monitoring services to investors on the Symbid platform.

Liquidity and Going Concern Matters
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

The Company has suffered recurring losses, for 2013 a net loss of $ 1,260,196 (December 31, 2012, $ 440,379). The Company managed to turn around the working capital deficit of $ 231,993 at December 31, 2012 to a surplus of $ 505,878 at December 31, 2013. As of December 31, 2013, the Company had cash on hand of $ 891,592 and current liabilities to credit institutions of $ 41,657. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its significant subsidiaries on a combined and consolidated basis. The Company also includes subsidiaries over which a direct or indirect legal or effective control exists and for which the Company is deemed to direct the significant activities and has the obligation to absorb the losses or benefits of the entities. Intercompany balances and transactions with other consolidated entities have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company’s accounts as well as those of a certain variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated.

The accompanying consolidated financial statements include the activities of:
* Symbid Coöperatie UA (“Symbid Coop”) - 100% - Variable Interest Entity - Company is primary beneficiary
* Gambitious Coop - 63% - Ownership through common stock

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Noncontrolling Interests
The Company presents noncontrolling interests as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and upon loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Income and losses attributable to the non-controlling interests associated with Gambitious Coop and Symbid Coop are presented separately in the Company’s statement of operations.

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company generates its revenue from administration and success fees of transactions on the crowd funding platform. Revenue from administration fees is collected and recognized at the moment an investor subscribes on the platform. Revenue from success fees  are recognized at the time the crowdfunding proposition is successfully funded and there are no further obligations to the customer. There is no credit risk since the fees are collected directly at the moment that the transaction takes place on the platform. There is no right of return to investors once a crowdfunding proposition has been successfully funded. Other revenue is generated by licensing the platform to third parties. Revenue is accounted for on a monthly basis for the agreed monthly licensed fee. There is limited credit risk. If the monthly license fee is not paid, Symbid B.V. is entitled to set the platform offline.

Significant Concentrations for Revenue
During 2013, the Company had one major customer which comprised $11,450 or 14% of total revenues. There are no amounts due from this customer at December 31, 2013.

Derivative Liability - Warrants
In connection with the closing of the Share Exchange and the simultaneous initial closing of the private placement offering (“PPO”) on December 6, 2013, the Company issued warrants to purchase an aggregate of 3,098,736 shares of its common stock to investors who purchased units in the PPO (“Investor Warrants”). The Company also issued warrants to purchase an aggregate of 77,500 shares of its common stock to brokers in connection with the PPO (“Broker Warrants”). Both of these warrants, at the option of the holder, may be exercised by cash payment of the exercise price to the Company. The warrants may be exercised on a cashless basis in accordance to the warrant agreement commencing one year after the initial closing date of the PPO if no registration statement registering the shares underlying the warrants is then in effect. Further, the exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities. As a result, the fair value of these warrants was classified as liabilities under the provisions of FASB ASC Topic 815-40, Contracts in Entity’s Own Equity, as they are not indexed to the Company’s own stock. The fair value of these warrants was estimated using the binomial option pricing model. The Company updates its estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as other income or expense. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820, Fair Value Measurements.

Fair Value of Financial Instruments
The Company adopted the provisions of the accounting pronouncement which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under the provisions of the pronouncement, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash accounts. The Company’s borrowings approximate fair value as the rates of interest are similar to what they would receive from other financial institutions.

Concentrations of Credit Risk
Cash Held in Banks
The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to $ 137,700.

Accounts Receivable
Customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

Foreign Currency Translation
The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes.  The Company and its subsidiaries maintain their books and records in their functional currency, the Euro (“EUR”), the currency of the Netherlands.

In general, for consolidation purposes, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statements of operations and cash flows are translated at average exchange rates during the reporting period.  As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Equity accounts are translated at historical rates.  Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income, or loss.

The balance sheet amounts, with the exception of equity, at December 31, 2013 and 2012 were translated at 1 EUR to $ 1.3770 and 1 EUR to $ 1.3175, respectively. The average translation rates applied to income and cash flow statement amounts for the twelve months ended December 31, 2013 and 2012 were at 1 EUR to $ 1.3295 and 1 EUR to $ 1.3054, respectively.

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is charged to operations using the straight-line method over the estimated useful lives of 5 years. Property and equipment consists mainly of computers.

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for betterments and major renewals are capitalized. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of disposal, and any resulting gains or losses are included in operations

Income Taxes
Income taxes have been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the financial statement and tax bases of Symbid’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment.

Net Loss Per Common Share
Basic net loss per share attributable to common stockholders is computed by dividing net  loss by the weighted-average number of common shares outstanding during the period.

Risks and Uncertainties
The Company’s operations are subject to a number of risks, including but not limited to, changes in the general economy, demand for the Company’s products, the success of its customers, research and development results, reliance on commercial markets, litigation, and the renewal of its line of credit.

Accounts Receivable
Accounts receivable are carried at the amount billed to a customer, net of the allowance for doubtful receivables, which is an estimate for credit losses based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Allowance for Doubtful Accounts
The Company reviews the collectability of accounts receivable based on an assessment of historic experience, current economic conditions, and other collection indicators. At December 31, 2013 and 2012, the Company has recorded an allowance for doubtful accounts for $ 10,718 and $ 0, respectively. When accounts are determined to be uncollectible, they are written off against the reserve balance and the reserve is reassessed. When payments are received on reserved accounts, they are applied to the individual’s account and the reserve is reassessed.

Comprehensive Loss
Comprehensive loss refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ deficit. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments.

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost Method Investments
Direct and or indirect investments in business entities in which Symbid Corp. does not have a controlling financial interest and has no ability to exercise significant influence or operating and financial policies (generally 0-20 percent ownership), are accounted for by the cost method.

Equity Method Investments
Direct and or indirect investments in business entities in which Symbid Corp. does not have a controlling financial interest, but has the ability to exercise significant influence or operating and financial policies (generally 20-50 percent ownership), are accounted for by the equity method.

Recent Accounting Pronouncements
No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

3 – ACQUISITION

Symbid Holding B.V. (“Symbid Holding”) was incorporated on October 3, 2013 organized under the laws of the Netherlands.  Symbid Holding was organized to serve as the holding company for all of Symbid’s business activities in the Netherlands and in other countries.  As such, on October 3, 2013, the holders of the capital shares of Symbid B.V. exchanged their shares for capital shares of Symbid Holding and, as a result, Symbid B.V. became a wholly owned subsidiary of Symbid Holding Symbid is now the Symbid operating entity for the Company’s business in the Netherlands. Symbid B.V. will continue to hold the ownership interests in Gambitious and Equidam. Symbid expects to organize separate operating companies for its proposed activities in other countries.  These entities will be organized as subsidiaries of Symbid Holding.

On December 6, 2013 (the “Closing Date”), Symbid Corp., Symbid Holding and the shareholders of Symbid Holding entered into a Share Exchange Agreement, which closed on the same date. Pursuant to the terms of the Share Exchange Agreement, the 19 shareholders of Symbid Holding exchanged all of their capital stock in Symbid Holding to Symbid Corp. in exchange for 21,170,000 shares of Common Stock. As a result of this share exchange, Symbid Holding becomes a wholly-owned subsidiary of Symbid Corp.

The Share Exchange is being accounted for as a “reverse acquisition,” and Symbid Holding is deemed to be the acquirer in the reverse acquisition. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Share Exchange will be those of Symbid Holding and will be recorded at the historical cost basis of Symbid Holding, and the consolidated financial statements after completion of the Share Exchange will include the assets and liabilities of Symbid Holding, historical operations of Symbid Holding and operations of the Company and its subsidiaries from the closing date of the Share Exchange. As a result of the issuance of the shares of our Common Stock pursuant to the Share Exchange, a change in control of the Company occurred as of the date of consummation of the Share Exchange. Except as described in this Current Report, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our Board of Directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company.

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

3 – ACQUISITION (Continued)

The Company continues to be a “smaller reporting company,” as defined under the Exchange Act, following the Share Exchange. We believe that as a result of the Share Exchange we have ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

4 - VARIABLE INTEREST ENTITY- SYMBID COOP

The Company holds a variable interest in Symbid Coop. Symbid Coop is the lessee of the Company’s online Crowd funding platform. Symbid B.V. licenses the online platform exclusively to Symbid Coop. The management of Symbid Coop is the same as the management of Symbid B.V. and Symbid Holding.

The Company has an implicit variable interest in Symbid Coop through common control and management has the ability to compel payment whether stated or silent in the lease agreement. The Company is deemed to be the primary beneficiary of Symbid Coop  and has a controlling financial interest as it has the power to direct the activities of the variable interest entity that most significantly impact Symbid Coop’s economic performance.

The Company reassesses every reporting period the presentation of Symbid Coop to conclude if consolidation is required. As such, the conclusion regarding the primary beneficiary status is subject to change and circumstances are continually reevaluated.

The classification and carrying amounts of assets and liabilities of Symbid Coop in the consolidated balance sheet are as follows:

	December 31,
	2013	2012
Current assets	$53,414	$21,940

Current liabilities	$113,137	$69,225

The assets related to Symbid Coop are not restricted.

5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Below an overview is provided of the prepaid expenses and other current assets as of December 31, 2013, as well as of December 31, 2012. As of December 31, 2012 the VAT return of Q4 (2012) accounted for 74% of the assets. As of December 31, 2013 the VAT return of Q4 (2013) accounted for two third of the assets.

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS (Continued)

	December 31,
Prepaid expenses and other current assets	2013	2012
VAT return Q4 2013/ 2012	$40,232	$23,944
Guarantee	-	5,684
Revenues to be invoiced	9,273	-
Interest loan January 2014	1,090	-
Other prepaid expenses	1,747	2,318
Sharpe - prepaid advisory costs	7,144	237
	$59,486	$32,183

VAT in the Netherlands
In the Netherlands and Europe it is compulsory for a business to charge VAT  to its clients on the invoice. The VAT charged to a customer can be offset by VAT payable to the Company’s suppliers and the remainder is payable or receivable from the Dutch tax authorities. An important basic rule is that a company cannot reclaim any VAT, if it does not charge VAT on its invoices. At the moment Netherlands VAT rate is 21% (standard rate which also applies to the Company) or a reduced rate of 6% and 0% (for supply in the EU intra-Community supplies and export). For e-commerce special rules apply.

Most of the time companies file the Netherlands VAT tax return on quarterly basis. However, in case of high turnover it can be changed to monthly or from a cash flow perspective. On the other hand if the turnover is very low, on request the Netherlands VAT tax return can be filed annually. The Company is filing tax returns on a quarterly basis. When the Company has to reclaim VAT, the amount will be refunded by the Dutch tax authorities within 30 days after the VAT return was filed.

6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2013	2012
Computer and equipment	$6,446	$6,446
Less - Accumulated depreciation and amortization	(2,187)	(1,081)
	$4,259	$5,365

Depreciation and amortization expense related to the assets above for the years ended December 31, 2013 and 2012 was $ 1,302 and $ 979, respectively. The cumulative transaction adjustments related to property and equipment for the years ended December 31, 2013 and 2012 amount to a positive $ 196 and a negative $ 55, respectively.

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

7 - INVESTMENT IN ASSOCIATED COMPANIES

GAMBITIOUS

The Company through its ownership in Gambitious Coop currently has a 13.05% ownership interest in Gambitious, a Company located in the Netherlands, which uses the Company’s platform to raise capital for video games produced by a wide range of developers. At December 31, 2013 the Company had an interest of 28.5% in Gambitious.  The condensed balance sheets of Gambitious are as follows:

	December 31,
	2013	2012
Current assets	$45,432	$207,414
Property and equipment	-	-
	$45,432	$207,414
Current liabilities	$87,537	$33,861
Stockholders’ equity	(42,105)	173,553
	$45,432	$207,414

The condensed statements of operations for Gambitious are as follows:

	December 31,
	2013	2012
Sales	$21,994	$-
Expenses, net	(240,661)	(287,956)
Net loss	$(218,667)	$(287,956)

EQUIDAM

As of August 2013, the Company has acquired a 10% interest in Equidam for an amount of $ 1,400. After a first round of seed funding for Equidam this shareholding diluted to 9%. The Company is accounting for their investment in Equidam on the cost basis. There have been no intercompany transactions with Equidam in the reporting period.

8 - NOTES PAYABLE

	December 31,
	2013	2012
Working capital facility - term loan	$187,371	$219,198
Note payable – related party	-	86,955
Subordinated loan – related party	92,259	88,206
	279,630	394,359
Less - Current Maturities	(41,657)	(126,812)
	$237,973	$267,547

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

8 - NOTES PAYABLE (Continued)

Working Capital Facility
The Company has two credit facilities with the Rabobank, a national bank in the Netherlands.

The facility consists of the following two agreements:
1.
Long term loan for approximately $ 240,000, bears interest of approximately 6.4% and is payable quarterly with principal. The loan decreases on a quarterly basis by approximately $ 10,000, starting on September 30, 2012. As of December 31, 2013 the loan balance was $ 187,371.

2.	A line of credit of approximately $ 80,000 with a floating interest rate of approximately 4.5% at December 31, 2013. The balance on the credit facility at December 31, 2013 and 2012 was $ 0.

The working capital facility is secured by the following assets:
1.	Assets of the Company including receivables and intellectual property developed by the Company.
2.	Guarantee by principal members of management up to approximately $ 60,000.
3.	Guaranteed by the Netherlands government for the remaining balance in a hypothetical liquidation up to approximately $ 264,000.

Note Payable - Related Party
The Company issued two notes with an interest rate of 4% to a stockholder of the Company during 2012 for approximately $ 79,000 and $ 8,000.  The notes were converted into 736,450 shares of common stock valued at $ 85,681 on March 1, 2013. As the notes and accrued interest were converted at fair value of the common stock issued, no gain or loss was recorded.

Subordinated Loan - Related Party
A stockholder of the Company has granted a loan of approximately $ 92,000 to the Company due on September 15, 2015 with interest only payments of 4% per annum. The loan is subordinate to the interests of the working capital facility and is unsecured.

Aggregate Maturity Schedule of Borrowings
The aggregate maturities of long-term debt outstanding as of December 31, 2013 are approximately as follows:

Year Ending
December 31
2014	$41,657
2015	132,627
2016	41,657
2017	41,657
2018	22,032
$279,630

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

9 – CAPITAL STOCK

Concurrent with the closing of the Share Exchange, we completed a closing of the PPO in which we sold 3,089,736 units of our common stock and warrants, at a price of $0.50 per unit for a total consideration of $1,549,368. We incurred total advisory and professional fees of $406,035 in connection with the PPO of which $60,250 were allocated to equity issuance costs and deducted from additional paid in capital. The net cash proceeds received by the Company were $1,143,333.

The fair value of the common stock issued was recorded as follows:

Total value:	$1,549,368
Issuance costs:	(60,250)
Warrants:	(305,893)
$1,183,225

Each of the units sold in the PPO consisted of one share of our Common Stock and a warrant to purchase one share of our Common Stock. The warrants are exercisable for a period of three (3) years at a purchase price of $ 0.75 per share. In addition, the Company issued 77,500 warrants to the placement agent as a commission. These warrants are exercisable for a period of three (3) years at a purchase price of $ 0.50 (see Note 10).

Net loss per share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. In total there are 3,176,236 Investor and Broker Warrants which are excluded on aforementioned basis.

The 8,000,000 Acquisition Escrow Shares held in escrow are related to the potential acquisitions of Gambitious (5,000,000 Acquisition Escrow Shares) and Equidam (3,000,000 Acquisition Escrow Shares), neither of which have been concluded. As such, these shares have not been included in the weighted average number of shares outstanding at year end to arrive at basic and diluted net loss per share.

Before the Share Exchange on December 6, 2013, our Board of Directors adopted, and our stockholders approved, our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of our Common Stock to officers, key employees, consultants and directors. To date, no individual agreements have been signed under the 2013 Plan.

Common Stock
Our Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $ 0.001 par value per share.

Private investment

The Company issued 3,198,414 common stock valued at $ 378,223 for cash during the twelve months ended December 31, 2013. In addition the Company issued 3,098,736 common stock in an initial closing of the PPO at December 6, 2013. Total funding through the PPO amounted to   $ 1,549,368, of which $ 60,250 was paid to placement agents and advisors. Of the $ 1,489,118 a fair value of $ 305,893 was attributed to the warrants issued with the common stock (see Note 10).

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

9 – CAPITAL STOCK (Continued)

Stock issued for Convertible Notes Payable
The Company issued 736,450 shares of common stock valued at $ 85,681 in connection with the conversion of notes payable and accrued interest (see Note 8).

Stock issued for services
The Company issued 501,780 common stock valued at $ 65,804 in connection with the return of the use of PR services.

Non-controlling Interests
The composition of the net loss attributable to non-controlling interests is as follows:

	December 31,
	2013	2012
Symbid Coop - 100%	$9,792	$33,142
Gambitious Coop - 37%	20,224	31,420
Total net loss attributable to NCI	$30,016	$64,562

10 – DERIVATIVE LIABILITY - WARRANTS

The aggregate fair value of the warrants issued, under which an aggregate of the 3,176,236 shares of the Company’s common stock may be purchased, in connection with the initial closing of the PPO was $ 305,893, of which $ 296,475 related to Investor Warrants and $ 9,418 related to Broker Warrants.

The Company used a Monte Carlo simulation to estimate the fair value of the warrants. In order to estimate the fair value of the anti-dilution feature, the Company estimated the potential impact of future financing needs on the warrants. A Monte Carlo simulation is a method used to iteratively calculate the value of the warrants using simulated stock price paths over the life of the warrants. A summary of the assumptions used to estimate the fair value of the warrants including the anti-dilution feature as of the initial measurement date of December 6, 2013 and December 31, 2013 is as follows:

Unit Price: $ 0.50

Volatility: 55%

Risk-free Rate: 0.64% & 0.75%

Maturity: December 5, 2016

Estimated Financing Needs: $ 5 to $ 10 million throughout life of warrants

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

	December 6,	December 31,
	2013	2013
Warr Investor Warrants
Implied starting stock price	$0.42	$0.42
Volatility	55%	55%
Drift	0.64%	0.75%
Exercise price	$0.75	$0.75
Minimum exercise price	$0.01	$0.01
Warrant shares	3,098,736	3,098,736
Event date	September 30, 2014	September 30, 2014
Maturity	December 5, 2016	December 5, 2016
Shares outstanding	34,268,736	34,268,736

	December 6,	December 31,
	2013	2013
Bro Broker Warrants
Implied starting stock price	$0.39	$0.42
Volatility	55%	55%
Drift	0.64%	0.75%
Exercise price	$0.50	$0.50
Minimum exercise price	$0.01	$0.01
Warrant shares	77,500	77,500
Event date	September 30, 2014	September 30, 2014
Maturity	December 5, 2016	December 5, 2016
Shares outstanding	34,268,736	34,268,736

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

10 – DERIVATIVE LIABILITY – WARRANTS (Continued)

The fair value of the warrants issued was recorded in accordance with FASB ASC Topic 815-40, Contracts in Entity’s Own Equity. Accordingly, the Company determined that the fair value of the warrants represented a liability because the warrants have an anti-dilution restriction. The fair value of the warrants is recalculated each reporting period with the change in value taken as other income or expense in the Statement of Operations. A summary of the status of the warrant liabilities as of the issuance date on December 6, 2013 and changes during the period ended December 31, 2013 is as follows:

	December 6,	December 31,	Realized
	2013	2013	Gain/(Loss)
			on change
	Fair Value of Warrants Liabilities	Fair Value of Warrants Liabilities	in Warrant Liabilites

Investor Warrants	$296,475	$294,298	$2,177

Broker Warrants	9,418	9,364	54

Cumulative translation adjustment	-	-	(890)
	$305,893	$303,662	$1,341

11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2013	2012
Advisory costs	$172,051	$-
Travel and hotel costs	15,272	-
Development costs	10,063	-
Management fee	-	36,057
Interest	8,451	4,557
Wage tax' return	15,177	-
Holiday pay allowance/Net salary	17,648	1,611
Other current liabilities	18,266	16,045
	$256,928	$58,270

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES (Continued)

The accrued advisory cost mainly relate to advises in relation to the PPO in December 2013. These will be settled in the first quarter of 2014. All amounts are payable within one year.

12 - DEFERRED GOVERNMENT GRANTS

The Company has received two grants (one for each Symbid B.V. and Symbid Coop) from the Dutch Government for an innovation presentation contract (“IPC”) project for a total of approximately $ 63,000. The majority of the grant comes from the Company’s participation in a project called the “Credit Passport”, a collaborative project between certain Companies to develop a credit evaluation and financing platform, or so- called ‘passport’ for entrepreneurs.

The grant is for work performed over a 2 year period starting in May 2012. The Company continues to work within the parameters of the IPC project and recognizes ratably the grant over the period it is earned, or 24 months.

Symbid has considered application of guidance surrounding revenue recognition under US GAAP ASC 605, Revenue Recognition by analogy. The Dutch legislation surrounding the grant is intended to stimulate innovation and incentive startup activity surrounding IT projects within the Netherlands. Note that the grant is not attached to specific expenditures or IT infrastructure and is related to the development of the Credit Passport project in collaboration with other entrepreneurs. The grant is non- specific as to the specific costs incurred, only those that are of a certain nature, for example sales and marketing costs. Therefore, Symbid has analogized guidance surrounding revenue recognition from ASC 605-10-S99-1:

1)	Persuasive evidence of an arrangement exists.

Symbid: Persuasive evidence of an arrangement is in place which has been confirmed via formal correspondence awarding the grant from the Dutch government received on April 18, 2012.

2)	Fulfillment of the obligation has occurred or services have been rendered.

Symbid: Services are rendered over the period that the Company incurs qualifying expenditures under the Credit Passport project. Note that the terms of the grant is defined in the letter from the Dutch government for the two year period ending May 1, 2014.

3)	The amount of the grant is fixed and determinable.

Symbid: The amount of the grant is fixed and determinable, as documented in the relevant grant agreement.

4)	Collectability is reasonably assured.

Symbid: The counterparty to the transaction is the Dutch government, which is a creditworthy institution.

Based on the guidance outlined above, Symbid concludes that the revenue associated with the  grant can be recognized ratably over the period of the grant over the period through which the services are rendered for the Company’s participation in the Credit Passport Project.

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

13 – INCOME TAXES

As of December 31, 2013, the Company has net operating loss carry forwards of approximately $ 1,650,000 that can be utilized to future taxable income for income tax purposes. Net operating loss carry forwards expire starting in 2021. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

The Company’s effective tax benefit rate differs from the Netherlands statutory rate of 20% as follows:

	December 31,
	2013	2012

Federal income tax rate	20%	20%
NCI – Symbid Coop	-	(.14)
NCI – Gambitious Coop	(.37)	(3.36)
Equity Method Pick-Up – Symbid Holding	(9.49)	-
Gain on capital sale of stock	-	.77
Other	(.07)	(.36)
Effective income tax rate	10.07	16.91
Effect on valuation allowance	(10.07)	(16.91)
Effective income tax rate	0%	0%

The Company has temporary differences related to its net operating loss, which give rise to a deferred tax asset of $ 330,000 and $ 150,000 for the period ended December 31, 2013 and 2012 respectively.

The Company is subject to income tax examinations by tax authorities for 2013, 2012 and 2011.

14 - RELATED PARTY TRANSACTIONS

         Management Fees
The Company compensates three of its officers through management agreements with affiliates of those officers. During the twelve months ended December 31, 2013 and 2012, total expenses recorded under these agreements were approximately $ 160,000 and $ 150,000, respectively. As of December 31, 2013, and 2012, balances due under these agreements were $ 13,000 and $ 28,000, respectively, and are included in accounts payable and accrued expenses. As of December 6, 2013 the three officers were employed by the Company, resulting in a total amount of salary for Symbid Corp. of about $ 27,000 for December 2013. As of December 31, 2013 $ 27,000 in accrued salaries is recorded in accounts payable and accrued expenses.

SYMBID CORP.
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

14 - RELATED PARTY TRANSACTIONS (Continued)

Revenue recognition
The Company earned approximately $ 20,000 in other revenue from services performed on behalf of their equity method investment in Gambitious during the twelve months ended December 31, 2012.

Other
See Note 8 for related party financing arrangements.

15 - COMMITMENTS

As of January 1, 2014, the Company has a new rental for its Corporate offices in the Netherlands which totals $ 1,700 per month. The rental agreement has been signed for a period of two years. Total lease commitment for the period 2014 is approximately $ 20,000 and for the period 2015 this commitment is also approximately $ 20,000.

16 - SUBSEQUENT EVENTS

Private Placement Offering
At February 5, 2014, Symbid Corp. held a second closing of its PPO in which it sold 373,984 units of its securities, at a price of $ 0.50 per unit. Each unit consisted of one share of the Company’s common stock and a warrant to purchase one share of the Company’s common stock. These Investor Warrants are exercisable for a period of three (3) years at a purchase price of $ 0.75 per share. In connection with the second closing of the PPO the Company paid commissions of $ 7,750, and issued 11,500 Broker Warrants with a term of five (5) years and an exercise price of $ 0.50 per share to a broker.

Sale of memberships in Gambitious Coop
In February 2014, the Company sold 912 memberships Gambitious Coop. As a result of this transaction, the Company has a direct interest in Gambitious Coop of 46% and no longer has a controlling interest. The Company remains an indirect shareholder in Gambitious for 13.05% of total shares issued.

EXHIBIT INDEX
Exhibit No.	SEC Report Reference No.	Description

21.1	*	List of Subsidiaries
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

* Included herewith.

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