Form 10-K/A
period 2013-12-31
SYMBID CORP.
filed 2014-05-07
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
AMENDMENT NO. 1
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

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Symbid Corp. originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2014, is being filed to respond to certain comments from the SEC.

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

It is Symbid Coöperatie U.A.’s status as a VIE that allows Symbid B.V. to consolidate the financial statements of Symbid Coöperatie U.A. as if Symbid Coöperatie U.A. were a subsidiary of Symbid B.V.  If Symbid B.V. were no longer able to maintain effective control over Symbid Coöperatie U.A., it would no longer be able to consolidate Symbid Coöperatie U.A.’s financial results with its own.  As of December 31, 2013, Symbid B.V.’s fiscal year end, approximately 83% of Symbid B.V.’s revenues were derived from the VIE.  We rely on the administrative, success and management fees paid by Symbid Coöperatie U.A. to Symbid B.V.  For the fiscal year ended December 31, 2012, these fees totaled $20,657. For the year ended December 31, 2013, these fees totaled: Administrative - $15,231, Success - $38,504 and Management - $5,584. For both periods, these fees totaled 100% of the crowdfunding related revenues of Symbid Coöperatie U.A.   For the years ended December 31, 2012 and 2013, Symbid Coöperatie U.A. recognized other income derived from a government grant totaling approximately $10,000 and $12,000, respectively.

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

When a proposition is fully funded, that is, the Target Funding is reached, all investors are gathered into one single purpose investment vehicle, a Dutch limited liability cooperative which operates independent of Symbid Coöperatie U.A. and whose directors are elected by its members. The entrepreneur being funded is a member of the cooperative. Subsequently, that entity buys, with the Target Funding, a predetermined number of shares in the equity capital of the entrepreneur’s existing or newly established legal entity. This process occurs online.   The cooperative has the same level of rights in the entrepreneur’s business as a direct equity investor commensurate with its ownership percentage in the target company; however, the voting interests are exercised through the directors of the cooperative elected by members of the cooperative. As a shareholder in the entrepreneur’s company, the Board of Directors of the investor cooperative can exercise voting rights similar to direct equity investors at an annual shareholder’s meeting or other forum. Investors in the cooperative jointly make decisions either through an online voting forum established for the investor cooperative or at an annual or general meeting of the cooperative. As such, individual investors in the cooperative cannot directly exercise voting or other rights generally afforded to a direct equity investor. Voting rights are exercised through the cooperative via its elected directors who act on behalf of the cooperative’s investors.

The following table provides an overview of the investor’s rights within a cooperative and those of a direct equity investor:

Direct equity investor in private company	Investor as member of a cooperative
Voting rights regarding decisions within target company	Voting rights regarding decisions within cooperative and representative share of voting rights based on ownership percentage in the investment
Pay-out of dividends directly from the target company	Pay-out of dividends from the cooperative received from the target company
Limited transferability of securities	Limited transferability of memberships

Subsequently, if a new round of funding is required by the entrepreneur’s company, the entrepreneur can decide whether or not to utilize the Symbid platform again or raise funds from outside the Symbid platform. In both of the aforementioned cases, the investment of the initial investors through the cooperative would become diluted. Investors can receive a return on their investments in the investor cooperative through 1) the sale of the target company by the entrepreneur as a result of which the investor cooperative would receive selling shareholder consideration, 2) dividends paid to investors, including to the investor cooperative, by the target company, or 3) the buy-back of shares issued to and held by the investor cooperative. For each of these scenarios, investors in the cooperative would receive a pro rata return of their investments in the target company.

On the Symbid platform, users who invest in an entrepreneurial venture not only become owners, but become part of a community with the entrepreneur. The entrepreneur and the investors gain access to each other on the Symbid plarform through a secured online collaboration community. People within the collaboration community know who else invested in the business proposition and together they can join forces to advise and assist the funded company. This online community offers various collaboration tools to actively manage and monitor the progress of the company and enables investors to interact with the entrepreneur or the entrepreneur’s management team.  Usage of the online community is voluntary at the election of the entrepreneurs and investors.

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

Affiliate Program

Goal

The Affiliate Program offers any potential user the opportunity to refer traffic (investors and/or entrepreneurs) to the Symbid platform and receive a revenue share on all fees generated by these referred users. The agreements with participants in our Affiliate Program allow for revenue sharing between the affiliate and Symbid for fees generated through the affiliate’s use of the Symbid platform.  These fee sharing payments are not considered broker-dealer transactions under Dutch law. Generally, a contract with an affiliate provides for the sharing of a certain percentage of the administration and/or success fees derived from the use of the Symbid platform as part of the affiliate’s crowdfunding proposition. As affiliates utilize the legal structure that we have established in The Netherlands, the revenue sharing program we have with affiliates complies with Dutch law.  Membership interests in the investor cooperatives are not deemed to be securities under Dutch law. Our Affiliate Program utilizes the administrative and legal structure Symbid has established, including, for example, the collection and escrowing of redeemable funds.  This structure ensures compliance with applicable laws in The Netherlands. This Affiliate Program operates for online referrals via the Symbid website as well as for offline referrals.

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

The Symbid Business Model

The Symbid infrastructure serves as a capital raising matchmaking platform. Besides matchmaking on its own platforms, Symbid is licensing its infrastructure in several forms to other partners. We expect that this business will lead to revenue generation from the following sources:

Matchmaking related revenues

✓	Transaction fees – For every payment transaction to a Symbid wallet or investment in an investment proposition, a fee of 2.5% is charged.
✓	Success fee – When reaching a funding target, 5% of the target capital is charged.

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

An important lesson learned from the combined 25 years of experience of our management team in this industry is “think global, act local.”  Fundraising activities take place in a local eco-sphere. If a company wants to tap into the deal flow in a particular market, it will need to connect to the local networks in that market. However, with respect to infrastructure and general knowledge of the crowdfunding business, significant economies of scale can be reached if the company is active on a global scale. Symbid has, therefor, structured its organization as a global holding company to build a connected network of subsidiary or affiliate country partners.

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

Symbid will work at the Holding Level jointly with future partners at the Country Level to evaluate the applicability of the Dutch cooperative structure model established in The Netherlands to a respective country’s regulatory environment, including the United States once SEC equity crowdfunding regulations are adopted. We expect that the Company’s experience with crowdfunding at the Holding Level combined with crowdfunding knowledge at the local level will support the “think global, act local” approach of Symbid; however, it is unlikely that the unique Dutch cooperative structure will comply with local crowdfunding rules and regulations without adapting to each country-specific set of crowdfunding regulations. As such, we expect that the combination of our crowdfunding experience at the Holding Level combined with Country Level input will result in a tailored solution to establish local crowdfunding “eco-spheres.” We currently do not have any country level subsidiaries or affiliates.

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

In February 2014, the Company completed a sale of interests in Gambitious Coöperatie U.A. from Symbid B.V. to Sjoerd Geurts, a member of the management board of Gambitious B.V. and a shareholder of the Company. This sale resulted in the Company’s direct ownership in Gambitious Coöperatie U.A. being reduced from 63% to 46% and its indirect interest in Gambitious B.V. being reduced from 18% to 13%. This sale of approximately 17% of Symbid B.V.’s interest in Gambitious Coöperatie U.A. was completed at a price of EUR 1 (approximately US $1.37). In May 2014, Symbid sold additional interests in Gambitious Coöperatie U.A. to Brian Grigby, an officer of Gambitious B.V.  This sale, also for a price of EUR 1 (approximately US $1.37), resulted in a further reduction in the Company’s direct ownership in Gambitious Coöperatie U.A. and indirect ownership in Gambitious B.V. to 42% and 12%, respectively. Gambitious has made advancements in its own crowdfunding legal structure and, accordingly, the management of both Symbid and Gambitious came to an agreement that Symbid sell an agreed upon number of interests in Gambitious Coöperatie U.A. to reflect the advancement of Gambitious as a stand-alone platform.  Symbid B.V.’s initial investment in the membership interests in Gambitious Coöperatie U.A. that it has now sold totaled EUR 9,000 (approximately $12,300), for a 63% membership interest in Gambitious Coöperatie U.A., which percentage was diluted though subsequent financing rounds. In light of recent events and the movement of Gambitious away from the Symbid platform, we are currently reconsidering our initial plans to acquire Gambitious.

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

Our success depends in a large part upon the continued service of our senior management team. In particular, the continued service of our founders, Korstiaan Zandvliet, Chief Executive Officer, Robin Slakhorst, Chief Commercial Officer, and Maarten van der Sanden, Chief Operating Officer, and of Philip Cooke, Chief Financial Officer and Treasurer , is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for any of our founders or other members of our senior management team. The loss of any of our founders, even temporarily, or any other member of senior management could harm our business.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, consisting of Korstiaan Zandvliet, our President (Principal Executive Officer), and Maarten van der Sanden, our former  Treasurer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

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

●	On April 15, 2014, we hired Philip Cooke as our new Chief Financial Officer and Treasurer. Mr. Cooke brings to the Company his public accounting firm experience.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCEDirectors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of the closing of the Share Exchange:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer
Korstiaan Zandvliet	29	Director, Chief Executive Officer and president	December 6, 2013
Robin Slakhorst	30	Director, Chief Commercial Officer and Secretary	December 6, 2013
Maarten van der Sanden	28	Chief Operating Officer	December 6, 2013
Philip Cooke	33	Chief Financial Officer and Treasurer	April 15, 2014

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

Maarten van der Sanden - Chief  Operating Officer.

Maarten van der Sanden has served as our Chief  Operating Officer since December 6, 2013.   Mr. van der Sander served as our Chief Financial Officer and Treasurer from December 6, 2013 until April 15, 2014. Mr. van der Sanden has been a member of the board of directors of Symbid B.V. since January 2012. From July 2008 through December 2012, Mr. van der Sanden was a founder and Managing Director of RotaSocio Holding B.V. - Amsterdam, a developer of innovative mobility solutions whose first project, StudentCar, a car-sharing provider for students in the Netherlands, was launched in Rotterdam in January 2009, with an electric shared car introduced in June 2009.  At RotaSocio, Mr. van der Sanden was responsible for the operations and finance functions and the roll-out of StudentCar.  RotoSocio was sold in 2012 to the second largest car-sharing provider in the Netherlands. Since September 2012, Mr. van der Sanden has also been the Managing Director and owner of Sanden Beheer B.V. - Amsterdam, an investment company that invests in and provides management services to SMEs.  Mr. van der Sanden received a Bachelor’s Degree in business administration from RSM Erasmus University in 2006 and a Master’s Degree in Finance and Investments in 2007 and a Master’s Degree in Entrepreneurship and New Business Venturing in 2009, both from Erasmus University Rotterdam.

Philip Cooke – Chief Financial Officer and Treasurer

Philip Cooke has served as our Chief Financial Officer and Treasurer since April 15, 2014.  From January 2011 until April 2014 Mr. Cooke was employed as a Senior Manager for KPMG Accountants N.V. in Amstelveen, The Netherlands, within the Corporate Clients practice where he primarily served large publicly traded multinational corporations and had significant involvement with the audits of U.S. companies headquartered in The Netherlands. From June 2006 through June 2010 Mr. Cooke worked for KPMG, LLP in New York, NY, initially as a Senior Associate providing audit and advisory business services (June 2006 to May 2009) and subsequently as a Manager providing audit and advisory business services (June 2009 through June 2010). From August 2004 through May 2006, Mr. Cooke worked for KPMG, LLP in Portland, Oregon, providing audit and advisory business services. He received a Bachelor of Business Administration from the University of Portland in 2004.

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

On April 15, 2014 we entered into a one-year employment services agreement with Mr. Cooke pursuant to which Mr. Cooke serves as our Chief Financial Officer and Treasurer. Mr. Cooke’s employment agreement provides for an annual base salary of €86,652 (US $120,091 per year based on the Exchange Rate as of April 14, 2014). This amount is exclusive of an 8% holiday allowance. In addition, Mr. Cooke is eligible to earn an annual bonus at such time and in such amount as may be determined by our Board of Directors. Our Board of Directors may determine that some or all of such annual bonus shall be based upon the achievement of operational, financial or other milestones.

Each of Messrs. Zandvliet, Slakhorst, Cooke  and van der Sanden are entitled to three (3) months base salary in the event they are terminated “without cause” (as defined in their employment agreements) or “resign for good reason” (as defined in their employment agreements). Additionally, the employment service agreements for each of Messrs. Zandvliet, Slakhorst, Cooke  and van der Sanden contain confidentiality and proprietary rights provisions pursuant to which they have each agreed to maintain as confidential any of our trade secrets or confidential information, agreed that any new creation or improved methods will be considered “work for hire” under applicable copyright and related laws and the Company’s sole and exclusive property and agreed not to solicit any of our employees, independent contractors or consultants for a period of one year after their termination from the Company.

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

The following exhibits are included as part of this report:

Exhibit Number	Description
2.1	Share Exchange Agreement dated December 6, 2013, by and among Symbid Corp., Symbid Holding B.V. and the Shareholders of Symbid Holding B.V (1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant (3)
3.3	By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on October 25, 2011) (4)
3.4	Articles of Association of Symbid Cooperatie U.A. (Unofficial English Translation) (5)
3.5	Articles of Association of Symbid Foundation. (Unofficial English Translation) (5)
3.6	Articles of Association of Symbid IP Foundation. (Unofficial English Translation) (5)
4.1	Form of Investor Warrant of the Registrant (1)
4.2	Form of Broker Warrant of the Registrant (1)
10.1	Split-Off Agreement, dated as of December 6, 2013, by and among the Registrant, Symbid Split Corp. and Holli Morris (1)
10.2	General Release Agreement, dated as of December 6, 2013, by and among the Registrant, Symbid Split Corp. and Holli Morris (1)
10.3	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and shareholders party thereto (1)

10.4	Form of Securities Purchase Agreement between the Registrant and the investors party thereto (1)
10.5	Form of Notice to Investors dated November 25, 2013 (1)
10.6	Placement Agency Agreement, dated September 9, 2013, between the Registrant and Gottbetter Capital Markets, LLC (1)
10.7	Placement Agency Agreement, First Amendment, dated October 14, 2013, between the Registrant and Gottbetter Capital Markets, LLC (1)
10.8	Placement Agency Agreement, Second Amendment, dated November 15, 2013, between the Registrant and Gottbetter Capital Markets, LLC (1)
10.9	Subscription Escrow Agreement, dated as of September 9, 2013, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital markets, LLC (1)
10.10	Subscription Escrow Agreement, First Amendment dated as of November 15, 2013, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital markets, LLC (1)
10.11	Escrow Agreement dated as of December 6, 2013 by and among the Registrant, the Indemnification and Shareholder Representative named therein and Gottbetter & Partners, LLP (1)
10.12†	Employment Services Agreement, dated December 6, 2013, between the Registrant and Korstiaan Zandvliet (1)
10.13†	Employment Services Agreement, dated December 6, 2013, between the Registrant and Robin Slakhorst (1)
10.14†	Employment Services Agreement, dated December 6, 2013, between the Registrant and Maarten van der Sanden(1)
10.15†	The Registrant’s 2013 Equity Incentive Plan(1)
10.16†	Form of Registration Rights Agreement (1)
10.17	License Agreement dated April 13, 2011 by and between Symbid B.V. and Symbid Cooperatie U.A. (1)
10.18	Platform management Services Agreement April 6, 2011 by and between Symbid B.V. and Symbid Cooperatie U.A. (1)
10.19	Intellectual Property Transfer Agreement dated October 16, 2013 by and between Symbid B.V. and Stichting Symbid IP Foundation (1)
10.20	Intellectual Property License and Transfer Agreement dated October 16, 2013 by and between Stichting Symbid IP Foundation and Symbid Holding B.V. (1)
10.21	Addendum 1 dated December 5, 2013 to Intellectual Property License and Transfer Agreement dated October 16, 2013 by and between Stichting Symbid IP Foundation and Symbid Holding B.V. (1)
10.22	Intellectual Property Sublicense and Transfer Agreement dated December 5, 2013 by and between Symbid Holding B.V. and Symbid B.V. (1)
10.23	Employment Services Agreement, dated April 15, 2004, between the Registrant and Philip Cooke (6)
14.1	Code of Ethics (2)

21.1*	Subsidiaries of Registrant
31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document***
101.SCH	*	XBRL Taxonomy Extension Schema Document***
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document***

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

(6)	Filed with the Securities and Exchange Commission on April 18, 2014, as an exhibit, numbered 10.1, to the Registrant's Current Report on Form 8-K, which exhibit is incorporated herein by reference.

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

  SIGNATURES

SYMBID CORP.

Dated: May 6 , 2014	By:	/s/ Korstiaan Zandvliet
Name: Korstiaan Zandvliet
Title: President (Principal Executive Officer)

By:	/s/ Philip Cooke
Name: Philip Cooke
Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Korstiaan Zandvliet		May 6 , 2014
Korstiaan Zandvliet	Director

/s/ Robin Slakhorst		May 6 , 2014
Robin Slakhorst	Secretary and Director

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Comprehensive Loss	F–4

Consolidated Statements of Stockholders’ Deficit	F–5

Consolidated Statements of Cash Flows	F–6

Notes to Consolidated Financial Statements	F–7

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

65