Form 10-Q
period 2014-03-31
SYMBID CORP.
filed 2014-05-15
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑. No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 15, 2014, there were 34,692,068 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SYMBID CORP.

Condensed Consolidated Financial Statements (unaudited)

March 31, 2014

(Expressed in US dollars)

SYMBID CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$539,796	$891,592
Accounts receivable, less allowance for doubtful accounts of $17,737 and $10,718 respectively	21,955	2,897
Prepaid expenses and other current assets	66,355	59,486
Total current assets	628,106	953,975

Property and equipment - at cost, less accumulated
depreciation and amortization	3,917	4,259
Investment in Equidam Holding B.V.	1,430	1,432
Total assets	$633,453	$959,666

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$171,292	$138,495
Accrued expenses and other current liabilities	165,332	256,928
Deferred government grants	2,752	11,017
Current maturities of notes payable	41,603	41,657
Total current liabilities	380,979	448,097

Notes payable, less current maturities	237,662	237,973
Derivative liability - warrants	325,610	303,662
Total liabilities	944,251	989,732

Commitments

Stockholders' deficit

Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 34,642,720 and 34,268,736 respectively	34,642	34,268

Additional paid-in capital	2,182,708	2,041,052
Accumulated other comprehensive loss	(44,422)	(44,029)
Accumulated deficit	(2,413,630)	(2,001,760)
Total Symbid Corp. stockholders' equity (deficit)	(240,702)	29,531
Noncontrolling interests	(70,096)	(59,597)
Total stockholders' deficit	(310,798)	(30,066)
Total liabilities and stockholders' deficit	$633,453	$959,666

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Revenues
Crowd funding	$78,055	$17,858
Other	8,050	1,664
Total revenues	86,105	19,522
Operating expenses
Selling general and administrative	274,015	75,196
Professional fees	204,713	13,713
Research and development costs	45,975	-
Depreciation and amortization	334	320
Total operating expenses	525,037	89,229

Operating loss	(438,932)	(69,707)
Other income (expense)
Fair value adjustment derivative liability - warrants	15,264	-
Interest expense	(5,810)	(4,940)
Government subsidy	8,221	7,869
Equity in losses of Gambitious B.V.	-	(22,489)
Other income and expense	(1,631)	-
Total other income (expense)	16,044	(19,560)

Net loss	(422,888)	(89,267)

Net loss attributable to noncontrolling interests	(11,018)	(15,815)

Net loss attributable to Symbid Corp. stockholders	$(411,870)	$(73,452)

Basic and diluted net loss per common share	$(0.02)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	26,498,864	21,103,810

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Three months ended
	March 31,
	2014	2013

Net loss	$(422,888)	$(89,267)
Other comprehensive loss:
Foreign currency translation adjustments	(393)	6,955
Comprehensive loss	(423,281)	(82,312)

Net loss attributable to noncontrolling interests	(11,018)	(15,815)
Foreign currency translation income (loss) attributable to noncontrolling interests	519	(171)
Comprehensive loss attributable to noncontrolling interests	(10,499)	(15,986)

Comprehensive loss attributable to Symbid Corp. stockholders	$(412,782)	$(66,326)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(422,888)	$(89,267)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	334	320
Losses recorded from investment in Gambitious B.V.	-	22,489
Fair value adjustment derivative liability - warrants	(15,264)	-
Deferred government grants	(8,221)	(7,869)
Provision for doubtful accounts	7,007	-
Changes in assets and liabilities
Accounts receivable	(26,002)	(1,224)
Prepaid expenses and other current assets	(6,921)	3,284
Accounts payable	32,859	4,853
Accrued expenses and other current liabilities	(90,925)	(20,716)
Net cash used in operating activities	(530,021)	(88,130)

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants, net of issuance costs	$179,242	$-
Proceeds from capital contribution	-	302,206
Net cash provided by financing activities	179,242	302,206

Effect of exchange rate changes on cash	(1,017)	2,150
Net (decrease) / increase in cash	(351,796)	216,226

Cash and cash equivalents, beginning of year	891,592	7,732
Cash and cash equivalents, end of year	$539,796	$223,958

Supplemental cash flow disclosures
Interest paid	$3,807	$2,229

Non-cash financing activities
Conversion of notes payable into common stock	$-	$85,951

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

1 - BUSINESS, ORGANIZATION AND LIQUIDITY

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2014 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

Business and Organization
Symbid Corp. was incorporated as HapyKidz.com, Inc. in the state of Nevada on July 29, 2011. On September 4, 2013, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name from HapyKidz.com, Inc. to Symbid Corp, which we believe more accurately reflects our current business. The Company continues to be a “smaller reporting company,” as defined under the Exchange Act.

Symbid Holding B.V. (“Symbid Holding”) was incorporated on October 3, 2013 organized under the laws of the Netherlands.  Symbid Holding was organized to serve as the holding company for all of Symbid’s business activities in the Netherlands and in other countries.  As such, on October 3, 2013, the holders of the capital shares of Symbid B.V. exchanged their shares for capital shares of Symbid Holding and, as a result, Symbid B.V. became a wholly owned subsidiary of Symbid Holding. Symbid B.V. is now the operating entity for the Company’s business in the Netherlands.

On December 6, 2013, the Company closed a Share Exchange pursuant to which the 19 shareholders of Symbid Holding B.V. sold all of their capital stock in Symbid Holding B.V. to us in exchange for 21,170,000 shares of our common stock, $0.001 par value per share. Because the Company had no operations at the time of our acquisition of Symbid Holding, Symbid Holding is considered to be the predecessor Company for financial reporting purposes.

The Share Exchange has been being accounted for as a “reverse acquisition,” and Symbid Holding is deemed to be the acquirer in the reverse acquisition. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Share Exchange are those of Symbid Holding and are recorded at the historical cost basis of Symbid Holding. The consolidated financial statements after completion of the Share Exchange include the assets and liabilities of Symbid Holding, historical operations of Symbid Holding and operations of the Company and its subsidiaries from the Closing Date of the Share Exchange. As a result of the issuance of the shares of our common stock pursuant to the Share Exchange, a change in control occurred as of the date of consummation of the Share Exchange.

The main operating entity of Symbid Corp. is Symbid B.V. (“Symbid B.V.”) and was incorporated in Utrecht, Netherlands on March 29, 2011 under the laws of the Netherlands. The Company was launched in April 2011 in its headquarters in Rotterdam, The Netherlands as one of the first three equity based crowd funding forerunners worldwide. Entrepreneurs use Symbid to obtain business growth funding from the crowd in exchange for a part of the equity of their company. Investors can participate from as little as $27.50, and become shareholders of start-up companies or growing businesses in need of capital.

SYMBID CORP. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

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

As of March 31, 2014, the Company through its ownership in Gambitious Coöperatie UA (“Gambitious Coop”) has a 13% ownership interest in Gambitious B.V. (“Gambitious”), a company located in the Netherlands, which uses the Company’s platform to raise capital for video games produced by a wide range of developers.  As of August 2013, the Company has acquired a 10% interest in Equidam Holding B.V. (“Equidam”). As of March 31, 2014, the Company currently has a 9% ownership in Equidam, as the initial investment was diluted through a subsequent round of seed funding.Started as an online valuation tool for private companies with a particular focus on Small and Medium-sized Enterprises, Equidam now also offers monitoring services to investors on the Company’s platform.

Liquidity and Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses with a net loss during the twelve months ended December 31, 2013 of $1,260,196 and a net loss for the three month period ended March 31, 2014 of $422,888. At March 31, 2014 and December 31, 2013, the Company had working capital of $247,127 and $ 505,878, respectively. As of March 31, 2014, the Company had cash on hand of $539,796 and current liabilities to credit institutions of $41,603. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its significant subsidiaries on a combined and consolidated basis. The Company also includes subsidiaries over which a direct or indirect legal or effective control exists and for which the Company is deemed to direct the significant activities and has the obligation to absorb the losses or benefits of the entities. Intercompany balances and transactions with other consolidated entities have been eliminated. The consolidated financial statements have been prepared in accordance with U.S. GAAP, and include the Company’s accounts as well as those of Symbid Coöperatie UA (“Symbid Coop”) a certain variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SYMBID CORP. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)
Noncontrolling Interests

The Company presents noncontrolling interests as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and upon loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Income and losses attributable to the noncontrolling interest associated with Symbid Coop are presented separately in the Company’s condensed consolidated statement of operations.

In February 2014, the Company sold 912 memberships in Gambitious Coop. As a result of this transaction, the Company’s direct interest in Gambitious Coop was reduced to 46% and the Company no longer has a controlling interest (see Note 4).

Revenue Recognition

The Company generates its revenue from administration and success fees of transactions on the crowd funding platform. Revenue from administration fees is collected and recognized at the moment an investor subscribes on the platform. Revenue from success fees are recognized at the time the crowdfunding proposition is successfully funded and there are no further obligations to the customer. There is no credit risk since the fees are collected directly at the moment that the transaction takes place on the platform. There is no right of return to investors once a crowdfunding proposition has been successfully funded. Other revenue is generated by licensing the platform to third parties. Revenue is accounted for on a monthly basis for the agreed monthly licensed fee. There is limited credit risk. If the monthly license fee is not paid, the Company is entitled to set the platform offline.

Derivative Liability - Warrants

In connection with the private placement offering (“PPO”) on December 6, 2013, the Company issued warrants to purchase shares of its common stock to investors who purchased units in the PPO (“Investor Warrants”). The Company also issued warrants to purchase shares of its common stock to brokers in connection with the PPO (“Broker Warrants”). Both the Investor and Broker Warrants, at the option of the holder, may be exercised by cash payment of the exercise price to the Company. The warrants may be exercised on a cashless basis in accordance to the warrant agreement commencing one year after the initial closing date of the PPO if no registration statement registering the shares underlying the warrants is then in effect. Further, the exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities. As a result, the fair value of these warrants were classified as liabilities under the provisions of FASB ASC Topic 815-40, Contracts in an Entity’s Own Equity, as they are not indexed to the Company’s own stock. The fair value of these warrants was estimated using a Monte Carlo simulation. The Company updates its estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as other income or expense. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820, Fair Value Measurements.

Fair Value of Financial Instruments

The accounting standard for fair value establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under the provisions of the pronouncement, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

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

SYMBID CORP. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash accounts. The Company’s borrowings approximate fair value as the rates of interest are similar to what they would receive from other financial institutions. Refer to Note 7 on derivative liability- warrants, which have been classified as Level 3 instruments.

Concentrations of Credit Risk

Cash Held in Banks

The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to $137,250.

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

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for betterments and major renewals are capitalized. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the period of disposal, and any resulting gains or losses are included in operations.

Income Taxes

Income taxes have been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the financial statement and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment.

Net Loss Per Common Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted- average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted average shares are the same as basic weighted average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive.

SYMBID CORP. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

Risks and Uncertainties

The Company’s operations are subject to a number of risks, including but not limited to, changes in the general economy, demand for the Company’s platform, the success of its customers, research and development results, uncertainties surrounding crowfunding rules and regulations, and the ability to attract new funding.

Accounts Receivable

Accounts receivable are carried at the amount billed to a customer, net of the allowance for doubtful receivables, which is an estimate for credit losses based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company reviews the collectability of accounts receivable based on an assessment of historic experience, current economic conditions, and other collection indicators. At March 31, 2014 and December 31, 2013, the Company has recorded an allowance for doubtful accounts for $17,737 and $10,718, respectively.

Comprehensive Loss

Comprehensive loss refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ deficit. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments.

Cost Method Investments

Direct and or indirect investments in business entities in which the Company does not have a controlling financial interest and has no ability to exercise significant influence or operating and financial policies (generally 0-20 percent ownership) are accounted for by the cost method.

Equity Method Investments

Direct and/or indirect investments in business entities in which Symbid Corp. does not have a controlling financial interest, but has the ability to exercise significant influence or operating and financial policies (generally 20-50 percent ownership) are accounted for by the equity method.

Recent Accounting Pronouncements

No new accounting standards have been adopted since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

3 - VARIABLE INTEREST ENTITY- SYMBID COOP

The Company holds a variable interest in Symbid Coop. Symbid Coop is the lessee of the Company’s online crowd funding platform. Symbid B.V. licenses the online platform exclusively to Symbid Coop. The management of Symbid Coop is the same as the management of Symbid B.V. and Symbid Holding.

The Company has an implicit variable interest in Symbid Coop through common control and management has the ability to compel payment whether stated or silent in the lease agreement. The Company is deemed to be the primary beneficiary of Symbid Coop and has a controlling financial interest as it has the power to direct the activities of the VIE that most significantly impact Symbid Coop’s economic performance.

The Company reassesses every reporting period the presentation of Symbid Coop to conclude if consolidation is required. As such, the conclusion regarding the primary beneficiary status is subject to change and circumstances are continually reevaluated.

SYMBID CORP. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

The classification and carrying amounts of assets and liabilities of Symbid Coop in the consolidated balance sheet are as follows:

	March 31, 2014	December 31, 2013
Current assets	$118,609	$53,414

Current liabilities	$188,706	$113,137

The assets related to Symbid Coop are not restricted.

4 - INVESTMENTS IN ASSOCIATED COMPANIES

GAMBITIOUS

In February 2014, the Company sold 912 memberships in Gambitious Coop. As a result of this transaction, the Company’s direct interest in Gambitious Coop decreased from 63% to 46% and the Company no longer has a controlling interest. Accordingly, Symbid has derecognized the assets, liabilities and equity components related to Gambitious Coop and recognized a loss in other income/ expense of $1,631 as a result of the loss in control and resulting deconsolidation. The derecognition of Gambitious Coop did not have a material impact on the condensed consolidated financial statements of the Company.

In May 2014, the Company sold 193 memberships in Gambitious Coop. As a result of this transaction, the Company has a direct interest in Gambitious Coop of 42%. The Company remains an indirect shareholder in Gambitious B.V. for 12% of total shares issued.

EQUIDAM

As of August 2013, the Company acquired a 10% interest in Equidam for an amount of $1,400. As of March 31, 2014, the Company currently has a 9% ownership in Equidam, as the initial investment was diluted through a subsequent round of seed funding. The Company is accounting for their investment in Equidam on the cost basis. There have been no intercompany transactions with Equidam in the reporting period.

5 - NOTES PAYABLE

	March 31, 2014	December 31, 2013
Working capital facility	$187,195	$187,371

Subordinated loan – related party	92,070	92,259
Total notes payable	279,265	279,630
Less - Current Maturities	(41,603)	(41,657)
Notes payable, less current maturities	$237,662	$237,973

Working Capital Facility

The Company has two credit facilities with the Rabobank, a national bank in the Netherlands.

The facility consists of the following two agreements:

1.
Long term loan for approximately $240,000, bears interest of approximately 6.4% and is payable quarterly with principal. The loan decreases on a quarterly basis by approximately $10,000, starting on September 30, 2012. As of March 31, 2014 the loan balance was $187,195.

2.	A line of credit of approximately $80,000 with a floating interest rate of approximately 4.5% at December 31, 2013. The balance on the credit facility at March 31, 2014 was $0.

SYMBID CORP. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

The working capital facility is secured by the following assets:

1.	Assets of the Company including receivables and intellectual property developed by the Company.

2.	Guarantee by principal members of management up to approximately $60,000.

3.	Guarantee by the Netherlands government for the remaining balance in a hypothetical liquidation up to approximately $264,000.

Note Payable - Related Party

The Company issued two notes with an interest rate of 4% to a stockholder of the Company during 2012 for approximately $79,000 and $8,000. On March 1, 2013 the notes and accrued interest were converted into 736,450 shares of common stock valued at $85,681.

Subordinated Loan - Related Party

A stockholder of the Company has granted a loan of approximately $92,000 to the Company due on September 15, 2015 with interest only payments of 4% per annum. The loan is subordinate to the interests of the working capital facility and is unsecured.

Aggregate Maturity Schedule of Borrowings

The aggregate maturities of long-term debt outstanding are approximately as follows:

THE TWELVE MONTHS ENDING MARCH 31, 2014
2014	$41,603
2015	133,672
2016	41,603
2017	41,603
2018	20,784
$279,265

6 – CAPITAL STOCK

Concurrent with the closing of the Share Exchange in December 2013, we completed a closing of the PPO in which we sold 3,089,736 units of our common stock and warrants, at a price of $0.50 per unit for a total consideration of $1,549,368. During the initial closing of our PPO, we incurred advisory and professional fees of $406,035, of which issuance costs of $ 60,250 were allocated to equity issuance costs and deducted from additional paid in capital.

For the three months ended March 31, 2014 and in a second closing of our PPO on February 5, 2014, we sold 373,984 units of our common stock and warrants at a price of $0.50 per unit for total consideration of $186,987. In connection with the second closing of the PPO, we incurred advisory and professional fees of $80,251, of which issuance costs of $7,750 were allocated to equity issuance costs and deducted from additional paid in capital.

The following table displays the allocation of proceeds in connection with the PPO through March 31, 2014:

Gross Proceeds from the PPO	$1,736,355
Issuance costs	(68,000)
Proceeds allocated to warranty liability	(343,105)
Proceeds allocated to common stock	$1,325,250

SYMBID CORP. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

Each of the units sold in the PPO consisted of one share of our common stock and a warrant to purchase one share of our common stock. The warrants are exercisable for a period of three years at a purchase price of $0.75 per share. As of March 31, 2014, the Company has issued 93,000 warrants to the placement agent as a commission. These warrants are exercisable for a period of three years at a purchase price of $0.50 (see Note 7).

Net loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. As of March 31, 2014 there are 3,565,720 Investor and Broker Warrants which are excluded on the aforementioned basis.

The 8,000,000 acquisition escrow shares held in escrow are related to the potential acquisitions of Gambitious (5,000,000 acquisition escrow shares) and Equidam (3,000,000 acquisition escrow shares), neither of which have been concluded. As such, these shares have not been included in the weighted average number of shares outstanding for the periods ended March 31, 2014 and 2013 to arrive at basic and diluted net loss per share.

Equity Incentive Plan
Before the Share Exchange on December 6, 2013, our Board of Directors adopted, and our stockholders approved, our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of our common stock to officers, key employees, consultants and directors. As of March 31, 2014, no individual agreements have been signed under the 2013 Plan.

Common and Preferred Stock
Our Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

Private investment

The Company issued 3,198,414 shares of common stock valued at $378,223 for cash during the twelve months ended December 31, 2013. In addition the Company issued 3,098,736 shares of common stock in an initial closing of the PPO at December 6, 2013. Total funding through the PPO has amounted to $1,736,355, of which $68,000 was paid to placement agents and other parties related to issuance costs through March 31, 2014. Of the $1,736,355 a fair value of $343,105 was attributed to the warrants issued with the common stock (see Note 7).

Stock issued for convertible notes payable
During the three months ended March 31, 2013, the Company issued 736,450 shares of common stock valued at $85,681 in connection with the conversion of notes payable and accrued interest (see Note 5).

Non-controlling Interests
The composition of the net loss attributable to noncontrolling interests is as follows:

	March 31, 2014	March 31, 2013
Symbid Coop - 100%	$10,412	$7,494
Gambitious Coop - 37%	606	8,321
Total net loss attributable to noncontrolling interests	$11,018	$15,815

SYMBID CORP. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

Prior to the loss of control in Gambitious Coop in February 2014, there was a noncontrolling interest of 37%.

7– DERIVATIVE LIABILITY - WARRANTS

The aggregate fair value of warrants issued, under which an aggregate of the 3,565,720 shares of the Company’s common stock may be purchased, in connection with the initial and second closings of the PPO total $343,105 of which $331,833 related to Investor Warrants and $11,272 related to Broker Warrants.

The Company used a Monte Carlo simulation to estimate the fair value of the warrants. In order to estimate the fair value of the anti-dilution feature, the Company estimated the potential impact of future financing needs on the warrants. A Monte Carlo simulation is a method used to iteratively calculate the value of the warrants using simulated stock price paths over the life of the warrants. A summary of the assumptions used to estimate the fair value of the warrants including the anti-dilution feature as of March 31, 2014 and December 31, 2013 is as follows:

	March 31,	December 31,
	2014	2013
Investor Warrants
Implied starting stock price	$0.42	$0.42
Volatility	55%	55%
Drift	0.75%	0.75%
Exercise price	$0.75	$0.75
Minimum exercise price	$0.01	$0.01
Warrant shares	3,472,720	3,098,736
Event date	September 30, 2014	September 30, 2014
Maturity	December 5, 2016	December 5, 2016
Shares outstanding	34,642,720	34,268,736

	March 31,	December 31,
	2014	2013
Broker Warrants
Implied starting stock price	$0.39	$0.42
Volatility	55%	55%
Drift	0.75%	0.75%
Exercise price	$0.50	$0.50
Minimum exercise price	$0.01	$0.01
Warrant shares	93,000	77,500
Event date	September 30, 2014	September 30, 2014
Maturity	December 5, 2016	December 5, 2016
Shares outstanding	34,642,720	34,268,736

The fair value of the warrants issued was recorded in accordance with FASB ASC Topic 815-40, Contracts in Entity’s Own Equity. Accordingly, the Company determined that the fair value of the warrants represented a liability because the warrants have an anti-dilution restriction. The fair value of the warrants is recalculated each reporting period with the change in value taken as other income or expense in the Statement of Operations. A summary of the status of the warrant liabilities as of March 31, 2014 and December 31, 2013 and change during the three month period ended March 31, 2014 is as follows:

SYMBID CORP. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

	December 31, 2013 Fair Value of Warrant Liability	Fair Value of Warrants Issued in the three months ended March 31, 2014	Realized Gain on change in fair value of Warrant Liabilities	March 31, 2014 Fair Value of Warrant Liability
Investor Warrants	294,298	35,358	(14,874)	314,782
Broker Warrants	9,364	1,854	(390)	10,828
Total	303,662	37,212	(15,264)	325,610

8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31, 2014	December 31, 2013
Advisory and professional costs	$71,387	$172,051
Travel and hotel costs	-	15,272
Development costs	10,577	10,063
Management fee	22,784	-
Interest	9,361	8,451
Wage tax' return	21,631	15,177
Holiday pay allowance/Net salary	6,080	17,648
Other current liabilities	23,512	18,266
	$165,332	$256,928

All amounts are payable within one year.

9 - RELATED PARTY TRANSACTIONS

Management Fees
During the first quarter of 2014, the Company compensated three members of its management team through management agreements with affiliates of these three members. During the first quarter of 2013, the Company compensated its three officers through management agreements with the affiliates of these officers. Following the Share Exchange on December 6, 2013, these three officers became salaried employees of Symbid Corp. During the three months ended March 31, 2014 and 2013, total expenses recorded under these agreements were approximately $74,667 and $27,759, respectively. As of March 31, 2014, and December 31, 2013, balances due under these agreements were $22,784 and $ 0 respectively, and are included in accounts payable and accrued expenses.

Other
See Note 5 for related party financing arrangements.

10 - COMMITMENTS

As of January 1, 2014, the Company has a new rental for its corporate offices in the Netherlands which totals $ 1,700 per month. The rental agreement has been signed for a period of two years. Total lease commitment for the period 2014 is approximately $20,000 and for the period 2015 is also approximately $20,000.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

On December 6, 2013, the Company, Symbid Holding B.V., a limited liability company organized under the laws of The Netherlands, and the shareholders of Symbid Holding B.V. entered into a Share Exchange Agreement which closed on the same date. Pursuant to the terms of the Share Exchange Agreement, the shareholders of Symbid Holding B.V. sold all of their capital stock in Symbid Holding B.V. to us in exchange for 21,170,000 shares of our common stock. As a result of this Share Exchange, Symbid Holding B.V. became our wholly-owned subsidiary and, through Symbid B.V., the Dutch LLC operating subsidiary of Symbid Holding B.V., we entered the business of creating and operating online, equity-based “crowdfunding” platforms.

The following discussion highlights the Company’s results of operations and the principal factors that have affected our financial condition, as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Company Background

The Company was launched in April 2011 with its headquarters in Rotterdam, The Netherlands, as one of the first three equity based crowd funding forerunners worldwide. Entrepreneurs use the Company to obtain business growth funding from the crowd in exchange for a part of the equity of their company. Investors can participate from as little as $27.50, and become shareholders of start-up companies or growing businesses in need of capital.

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

The Symbid infrastructure serves as a matchmaking platform with added value for both entrepreneurs and investors on a global scale. The Company earns success fees and transaction fees charged to the entrepreneurs and investors active on the platform. In addition to matchmaking on the Company platform, the Company licenses its infrastructure in several forms to other partners.

Third Quarter Overview

The following is a summary of our financial performance for the first quarter of fiscal year 2014:

●	Consolidated revenue totaled $86,105, an increase of over 100% compared to the prior year period.

●	Approximately $78,055 or 90% of our revenue was attributable to core crowdfunding activities consistent with the prior year period.

●	Selling, general and administrative expenses and professional fees totaled $274,015 and $204,713, respectively, an increase of over 100% compared to the prior year period.

●	Net cash used by operating activities totaled $530,021 for the quarter ending March 31, 2014 and cash on hand at March 31, 2014 was $539,796.

Recent Developments and Trends

The Company’s continued focus on core crowdfunding activities following the portfolio rebalance in fiscal year 2013 has contributed to the strong growth experienced in the first quarter of 2014. The growth in crowdfunding revenues is attributable to an increase in investors and propositions to the Symbid platform, as the market for the Company’s services in the Netherlands continues to grow.

RESULTS OF OPERATIONS

Three months ended March 31, 2014, compared with the respective period ended March 31, 2013

	Three months ended
	March 31,
	2014	2013
Revenues
Crowd funding	$78,055	$17,858
Other	8,050	1,664
Total revenues	86,105	19,522
Operating expenses
Selling general and administrative	274,015	75,196
Professional fees	204,713	13,713
Research and development costs	45,975	-
Depreciation and amortization	334	320
Total operating expenses	525,037	89,229

Operating loss	(438,932)	(69,707)
Other income (expense)
Fair value adjustment derivative liability - warrants	15,264	-
Interest expense	(5,810)	(4,940)
Government subsidy	8,221	7,869
Equity in losses of Gambitious B.V.	-	(22,489)
Other income and expense	(1,631)
Total other income (expense)	16,044	(19,560)

Net loss	(422,888)	(89,267)

Net loss attributable to noncontrolling interests	(11,018)	(15,815)

Net loss attributable to Symbid Corp. stockholders	$(411,870)	$(73,452)

Basic and diluted net loss per common stock	$(0.02)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	26,498,864	21,103,810

Revenues

Crowdfunding revenues increased for the three month period ended March 31, 2014 by approximately $60,000 compared to the prior year period. The increase compared to the prior period is primarily attributable to i) increased numbers of investors and entrepreneurs on the Symbid platform ii) investments of the Company in the Symbid platform and iii) growth in the overall crowdfunding market in the Netherlands. The Company was in the early stages of building its crowdfunding platform during the first quarter of 2013. In 2014, the Company released a redesign of its crowdfunding platform via its website with significant improvements to the aesthetics of its website, which has assisted with the acquisition of entrepreneurs and investors to the Symbid platform.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three month period ended March 31, 2014 by approximately $199,000 compared to the prior year period. The increase is primarily attributable to higher salary costs for additional headcount and existing employees to support the Company’s growth and investment in the Symbid platform.

We anticipate that selling, general, and administrative expenses will continue to increase as a percentage of revenue as a result of planned increases in headcount and investments in the Symbid platform. We also anticipate increases in selling, general and administrative expenses in 2014 due to the inclusion of share- based compensation expenses.

Professional Fees

Professional fees increased for the three month period ended March 31, 2014 by approximately $191,000 compared to the prior year period. The increase is primarily attributable to legal and accounting fees associated with the Company’s PPO which was not incurred during the prior year period.

We anticipate the professional fees will remain a substantial percentage of the operating costs in 2014. We anticipate incurring these costs in relation to the Company’s listing on the OTC markets.

Research and Development

Research and development costs increased for the three month  period ended March 31, 2014 by approximately $46,000 compared to the prior year period. The increase is primarily attributable to investments in the Company’s platform and website features in 2014 which was not incurred during the prior year due to the stage of the Company in the prior year period.

Based on the proceeds from the PPO through 2014, we anticipate an increase in hiring and related research and development costs as we continue to invest in the Symbid platform.

Other Income and Expenses

Total other income increased for the three month period ended March 31, 2014 by $36,000 compared to the total other expense in the prior year period. The fluctuation is primarily attributable to higher equity in loss of Gambitious in the prior year compared to a favorable fair value adjustment to the derivative liability for warrants issued in connection with the PPO during the three months ended March 31, 2014, which was not incurred during the prior year period.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2014, we had cash on hand of $539,796 and working capital of $247,127

As of December 31, 2013, we had cash on hand of $891,592 and working capital of $505,878.

Our principal sources of liquidity have been cash generated from the PPO and, prior to the Share Exchange, proceeds from new shares in Symbid B.V. and cash generated from operations.

Our liquidity position in the first quarter of fiscal year 2014 decreased compared to December 31, 2013 by approximately $352,000. This decrease in cash can be attributed primarily to fund ongoing operations and payment for costs incurred in connection with the PPO, partially offset by proceeds from the second closing of the PPO and cash flow from operations.

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

Concurrent with the closing of the Share Exchange in December 2013, we completed a closing of the PPO in which we sold 3,089,736 units of our common stock and warrants, at a price of $0.50 per unit for a total consideration of $1,549,368. During the initial closing of our PPO, we incurred advisory and professional fees of $406,035, of which issuance costs of $60,250 were allocated to equity issuance costs and deducted from additional paid in capital.

For the three months ended March 31, 2014 and in a second closing of our PPO on February 5, 2014, we sold 373,984 units of our common stock and warrants at a price of $0.50 per unit for total consideration of $186,987. In connection with the second closing of the PPO, we incurred advisory and professional fees of $80,251, of which issuance costs of $7,750 were allocated to equity issuance costs and deducted from additional paid in capital.

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

Each of the units sold in the PPO consisted of one share of our Common Stock and a warrant to purchase one share of our common stock. The warrants are exercisable for a period of three years at a purchase price of $ 0.75 per share. In addition the Company issued 93,000 warrants to the placement agent as a commission. These warrants are exercisable for a period of three years at a purchase price of $0.50.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to fund our operations. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financings

We plan to continue raising capital in order to meet our liquidity needs. However, we may be unable to raise sufficient additional capital when we need it or raise capital on favorable terms. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2013 financial statements included in our Annual Report on Form 10-K filed with the SEC on April 14, 2014. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Recently Issued Accounting Pronouncements

No new accounting standards have been adopted since the Company its Annual Report on Form 10-K for the fiscal year ended December 31, 2013. No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, due to material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and, except as indicated below, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

On April 15, 2014, we hired Philip Cooke as our new Chief Financial Officer and Treasurer.  Prior to joining the Company, Mr. Cooke was employed as a Senior Manager for KPMG Accountants N.V. in Amstelveen, The Netherlands.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report.  The Company's independent registered public accounting firm has not attested to management's reports on the Company's internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

For information regarding risk factors, please refer to the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2014, as amended on May 7, 2014, which may be accessed via EDGAR through the Internet at www.sec.gov.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended March 31, 2014, and for the period following that date through the date of this filing, we did not issue any unregistered securities other than as previously disclosed.

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

SYMBID CORP.

Dated: May __, 2014	By:	/s/ Korstiaan Sandvliet
By: Korstiaan Sandvliet
Its: President and Chief Executive Officer

/s/ Philip Cooke
By: Philip Cooke
Its: Chief Financial Officer