Form 10-K/A
period 2013-12-31
SYMBID CORP.
filed 2014-05-21
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
AMENDMENT NO. 2
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

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of Symbid Corp. originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2014, as amended by the Form 10-K Amendment No. 1 filed with the SEC on May 7, 2014, is being filed to respond to certain comments from the SEC.

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

On May 20, 2014, the Company completed a third and final closing of the PPO in which it sold an additional 2,380,810 units for aggregate additional gross proceeds of $1,190,405 (before deducting placement agent fees and expenses of the offering estimated at $9,000).

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

On Symbid’s website, an investor sees his (or her) e-money in the investor’s account in a digital wallet, an electronic device that allows an individual to make electronic purchases, payments and, in Symbid’s case, investments.  Symbid Coöperatie U.A. charges investors an administration fee of 2.5% (3% including VAT ) of investment funds deposited into an electronic wallet.  Investors can invest in a proposition with a minimum investment of EUR 20 (US $ 27.50) up to a maximum of EUR 50,000 (US $ 68,710) and each business proposition can be funded up to a maximum of EUR 2.5 million (US $3.44 million).

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

When a proposition is fully funded, that is, the Target Funding is reached, all investors are gathered into one single purpose investment vehicle, a Dutch limited liability cooperative which operates independent of Symbid Coöperatie U.A. The entrepreneur being funded is a member of the cooperative as the entrepreneur is required to make the minimum contribution to the cooperative associated with its proposition, or EUR 20 (approximately $27.50). The entrepreneur’s voting rights as an investor for its equity investment are the same as other investors within the cooperative, commensurate with its pro rata investment in the cooperative. Each membership interest, whether it is the membership of the entrepreneur or an investor, shares the same voting rights. Subsequently, that entity buys, with the Target Funding, a predetermined number of shares in the equity capital of the entrepreneur’s existing or newly established legal entity. This process occurs online.  The cooperative has the same level of rights in the entrepreneur’s business as a direct equity investor commensurate with its ownership percentage in the target company; however, the voting interests are exercised through the directors of the cooperative elected by members of the cooperative.

At the outset of a crowdfunding campaign, the entrepreneur must identify a minimum of two investors, generally two investors that have contributed the most significant amount to the crowdfunding proposition, to serve as founders and directors of the investor cooperative. If a proposition becomes fully funded, the cooperative is formally incorporated and the entrepreneur and two investor designees are nominated to the Board of Directors. During the formal incorporation of the cooperative, the investors have the ability to dismiss the proposed directors and/or nominate additional members of the cooperative to become directors. This formal ratification process of the Board of Directors is subject to the approval through voting rights of the members of the cooperative during the incorporation of the cooperative. The cooperative must have a minimum of three (3) directors and there is no maximum number of directors. A director of the cooperative must also be a member of the cooperative. Investors in the cooperative have the opportunity at the Annual General Meeting of Members of the cooperative to propose a resolution for additional directors or dismiss existing directors.

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
Ability to transfer securities to third parties, dependent on contractual agreements with the private companies
    Significant restrictions on the transferability of memberships, which can only be made to members within the   cooperative, subject to the approval of the cooperative’s Board of Directors.  No ability to transfer securities to third parties

Members of an investor cooperative are limited to transferring or selling their membership interests only to other registered members within the cooperative. Once a crowdfunding proposition is completed, the investor can obtain a membership register for all investors in the cooperative upon request to the Board of Directors of the cooperative to pursue the sale of that investor’s membership interests to another cooperative member. Should a member within an investor cooperative decide to sell its membership interests, approval of the cooperative’s Board of Directors is required. The buying and selling parties would agree upon a selling price, after which a transfer agreement is required to be executed and consideration paid by the buyer. In addition, the Board of Directors of the cooperative would have to document its approval of the transfer.  Membership interests in an investor cooperative cannot be sold, transferred, or otherwise assigned unless the buyer is also a member of the cooperative.
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

Gambitious B.V.
Gambitious was organized on December 5, 2011, in The Netherlands as a limited liability company, to operate a crowdfunding platform in the video-games industry under an exclusive Symbid license.  Gambitious is Symbid’s first partner operating in a specific niche industry. This company, led by a management team of video game experts, received external seed financing from industry veterans and a “crowd” of Symbid investors in 2012. Started as an in-house project at Symbid and co-founded by Symbid, Gambitious became a Symbid spin-out in 2012.  Symbid initially owned a 50% interest in Gambitious, which interest was subsequently diluted through additional financings. Symbid now owns an indirect 12% interest in Gambitious B.V., which it holds through a 42% membership interest in Gambitious Cooperatie U.A., a limited liability cooperative formed in The Netherlands and the holding company for Symbid’s interest in Gambitious B.V.

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

Affiliate Program

Goal

Participants in the Affiliate Program have the opportunity to highlight a crowdfunding proposition, generally through their own websites, and refer investor traffic to the Symbid platform.  An affiliate is a contract partner that utilizes the Symbid platform, including the administrative and legal structure, to facilitate a crowdfunding proposition. An affiliate generally displays a crowdfunding proposition on its website using Symbid’s administrative infrastructure. If an investor from the affiliate’s website wants to invest in the crowdfunding proposition highlighted on the affiliate’s website, the investor is redirected to the Symbid platform to process the transaction through the administrative and legal infrastructure built into the online Symbid platform. Once the affiliate’s investor referral is logged into the Symbid platform, the investor can invest in the proposition highlighted by the affiliate, resulting in transaction fees. The affiliate is then entitled to a portion of such transaction fees. If the proposition or the entrepreneur is brought to the Symbid platform by the affiliate, the affiliate is then entitled to a percentage of the success fee as well. The agreements with affiliates in our Affiliate Program entitle the affiliate to share 50% of transaction and success fees.  Each participant in the Affiliate program is evaluated by Symbid on a case-by-case basis.

Agreements with our affiliates are not considered broker-dealer transactions under Dutch law as affiliates utilize the legal structure that we have established in The Netherlands.  Membership interests in the investor cooperatives are not deemed to be securities under Dutch law. Our Affiliate Program utilizes the administrative and legal structure Symbid has established, including, for example, the collection and escrowing of redeemable funds.  This structure ensures compliance with applicable laws in The Netherlands. This Affiliate Program operates for online referrals via the Symbid website as well as for offline referrals.

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

To date, Symbid has recognized its share of  revenues from its crowdfunding platform, through its affiliate program and through group licenses.  Symbid currently does not have any corporate partnerships.

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

The Symbid Business Model

The Symbid infrastructure serves as a capital raising matchmaking platform. Besides matchmaking on its own platforms, Symbid is licensing its infrastructure in several forms to other partners. We expect that this business will lead to revenue generation from the following sources:

Matchmaking related revenues

✓	Transaction fees – For every payment transaction to a Symbid wallet or investment in an investment proposition, a fee of 2.5% is charged to the investor (3% including VAT).
✓	Success fee – When reaching a funding target, 5% of the target capital is charged to the target company.

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

In February 2014, the Company completed a sale of interests in Gambitious Coöperatie U.A. from Symbid B.V. to Sjoerd Geurts, a member of the management board of Gambitious B.V. and a shareholder of the Company. In May 2014, Symbid sold additional interests in Gambitious Coöperatie U.A. to Brian Grigby, an officer of Gambitious B.V.  These sales resulted in the Company’s direct ownership in Gambitious Coöperatie U.A. being reduced from 63% to 46% and its indirect interest in Gambitious B.V. being reduced from 18% to 13 % after the sale to Geurts, and the sale to Grigby resulted in a further reduction in the Company’s direct ownership in Gambitious Coöperatie U.A. and indirect ownership in Gambitious B.V. to 42% and 12%, respectively. These sales were each completed at a price of EUR 1 (approximately US $1.37). As consideration for the sale of these membership interests, Symbid received an option to license a niche-specific crowdfunding legal structure that Gambitious had developed at a cost to Gambitious of approximately $75,000. Upon exercise of this option, Symbid would be required to pay for half of the costs incurred by Gambitious in the development of this legal structure. The niche- specific crowdfunding legal structure optioned by Symbid is specific to the video games industry.  If Symbid determines to exercise this option, the Company expects that it could utilize the licensed structure in countries outside of the Netherlands where Symbid does not currently operate. Gambitious has made advancements in its own crowdfunding legal structure and, accordingly, the management of both Symbid and Gambitious came to an agreement that Symbid sell an agreed upon number of interests in Gambitious Coöperatie U.A. to reflect the advancement of Gambitious as a stand-alone platform.  Symbid B.V.’s initial investment in the membership interests in Gambitious Coöperatie U.A. that it has now sold totaled EUR 9,000 (approximately $12,300), for a 63% membership interest in Gambitious Coöperatie U.A., which percentage was diluted though subsequent financing rounds. In light of recent events and the movement of Gambitious away from the Symbid platform, we are currently reconsidering our initial plans to acquire Gambitious.

Although we do not have any updates to the status of the proposed Equidam acquisition as of the current date, we expect to have this acquisition completed within the six month timeframe.

Gambitious – The First Symbid Niche Partner in Another Industry

Gambitious is Symbid’s first partner operating in a specific niche industry. Gambitious was organized in 2011 to operate a crowdfunding platform in the video-games industry in The Netherlands under an exclusive Symbid license.  Symbid B.V. was a founding partner of Gambitious and this company became a Symbid spin-out in 2012.  Symbid believes that Gambitious can become, with sufficient funding, a leading brand in the crowdfunding for video-games industry.  Because of this belief, we are considering an acquisition of this niche partner in 2014.  To that end, we have set aside in escrow, as agreed upon in the Share Exchange Agreement, shares of our Common Stock, up to 5,000,000 of which we will offer as consideration for the acquisition of Gambitious.

In close collaboration with the Gambitious management team, a group of video games industry experts, Symbid has been offering a tailored product to this specific crowdfunding growth market. The results of other crowdfunding platforms confirm that the video games industry is one of the largest crowdfunding growth markets worldwide. On one crowdfunding platform in the U.S., games related crowdfunding campaigns contributed more than 25% of total funds raised in 2012, or $83 million of a total funding volume of almost $320,000,000  (Source: https://www.kickstarter.com/year/2012). Of those projects that raised more than $1,000,000 on Kickstarter, more than 50% were related to the video games industry (Source: https://www.kickstarter.com/pages/blockbusterprojects?ref=yir2012).   We believe that specific growth markets such as the video games require a dedicated crowdfunding platform managed by a mix of industry and crowdfunding experts. Gambitious is structured along this model.  We currently own an indirect 12% interest in Gambitious through our holding of membership interests in Gambitious Coöperatie U.A.   We are continuing our discussions with current Gambitious management through the first half of 2014 with respect to the possible acquisition of Gambitious. There can be no assurance, however, that we will determine to proceed with our discussions or, if we do, that we will be successful in negotiating the acquisition of Gambitious on favorable terms or that the acquisition will be completed.

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

Symbid B.V. also holds the ownership interests in Equidam Holding B.V. (9%) and membership interests in Gambitious Coöperatie U.A. ( 42% ). Through its membership interest in Gambitious Coöperatie U.A., Symbid B.V. has an indirect 12% ownership interest in Gambitious B.V., the Gambitious operating company.

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

Our success depends in a large part upon the continued service of our senior management team. In particular, the continued service of our founders, Korstiaan Zandvliet, Chief Executive Officer, Robin Slakhorst, Chief Commercial Officer, and Maarten van der Sanden, Chief Operating Officer, and of Philip Cooke, Chief Financial Officer and Treasurer, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for any of our founders or other members of our senior management team. The loss of any of our founders, even temporarily, or any other member of senior management could harm our business.

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

On May 20, 2014, we completed a third and final closing of the PPO in which we sold an additional 2,380,810 units for aggregate additional gross proceeds of $1,190,405 (before deducting placement agent fees and expenses of the offering estimated at $9,000).

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

(2)
Consists of shares of common stock held by Arena Amnis B.V.  Korstiaan Zandvliet has sole voting and investment power with respect to these shares.  Includes up to 822,118 shares of Common Stock that are being held in escrow in connection with the Company’s potential acquisitions of Gambitious B.V. and Equidam Holding B.V. and that will be either cancelled or distributed (net of the number of shares used to acquire Gambitious and Equidam)  to Arena Amnis B.V. as part of pro rata distribution to the pre-Share Exchange stockholders of Symbid Holding B.V. of the net number of shares available, if any, upon completion of the acquisitions, in either case within six months from the date hereof.

(3)
Consists of shares of common stock held by Gastropoda Equus B.V.  Robin Slakhorst has sole voting and investment power with respect to these shares.  Includes up to 848,461 shares of Common Stock that are being held in escrow in connection with the Company’s potential acquisitions of Gambitious B.V. and Equidam Holding B.V. and that will be either cancelled or distributed (net of the number of shares used to acquire Gambitious and Equidam)  to Gastropoda Equus B.V. as part of pro rata distribution to the pre-Share Exchange stockholders of Symbid Holding B.V. of the net number of shares available, if any, upon completion of the acquisitions, in either case within six months from the date hereof.

(4)
Consists of shares of common stock held by Sanden Beheer B.V.  Maarten van der Sanden has sole voting and investment power with respect to these shares.  Includes up to 835,159 shares of Common Stock that are being held in escrow in connection with the Company’s potential acquisitions of Gambitious B.V. and Equidam Holding B.V. and that will be either cancelled or distributed (net of the number of shares used to acquire Gambitious and Equidam)  to Sanden Beheer B.V. as part of pro rata distribution to the pre-Share Exchange stockholders of Symbid Holding B.V. of the net number of shares available, if any, upon completion of the acquisitions, in either case within six months from the date hereof.

(5)
Consists of 5,202,083 shares of common stock held by Zomer B.V. and 1,250,000 shares of common stock held by Voyager Beheer B.V. Maarten Timmerman has sole voting and investment power with respect to these shares. Includes up to 1,965,832 shares of Common Stock that are being held in escrow in connection with the Company’s potential acquisitions of Gambitious B.V. and Equidam Holding B.V. and that will be either cancelled or distributed (net of the number of shares used to acquire Gambitious and Equidam) to Zomer B.V. to the pre-Share Exchange stockholders of Symbid Holding B.V. of the net number of shares available, if any, upon completion of the acquisitions, in either case within six months from the date hereof.

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

  SIGNATURES

SYMBID CORP.

Dated: May 21, 2014	By:	/s/ Korstiaan Zandvliet
Name: Korstiaan Zandvliet
Title: President (Principal Executive Officer)

By:	/s/ Philip Cooke
Name: Philip Cooke
Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Korstiaan Zandvliet		May 21, 2014
Korstiaan Zandvliet	Director

/s/ Robin Slakhorst		May 21, 2014
Robin Slakhorst	Secretary and Director

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F–1

Consolidated Balance Sheets	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Comprehensive Loss	F–4

Consolidated Statements of Stockholders’ Deficit	F–5

Consolidated Statements of Cash Flows	F–6

Notes to Consolidated Financial Statements	F–7

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