Form 10-Q
period 2014-06-30
SYMBID CORP.
filed 2014-08-14
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-177500

SYMBID CORP.
(Exact name of registrant as specified in its charter)

Nevada	45-2859440
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Marconistraat 16
3029 AK Rotterdam, The Netherlands
(Address of principal executive offices)

+31(0)1 041 34 601
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 34,560,768 shares of the issuer’s common stock outstanding as of August 14, 2014.

SYMBID CORP.
 FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SYMBID CORP.

Condensed Consolidated Financial Statements (unaudited)

June 30, 2014

(Expressed in US dollars)

SYMBID CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$1,146,033	$891,592
Accounts receivable, less allowance for doubtful accounts of $16,315 and $10,718, respectively	37,270	2,897
Prepaid expenses and other current assets	88,961	59,486
Total current assets	1,272,264	953,975

Property and equipment - at cost, less accumulated
depreciation and amortization	6,801	4,259
Investments in associated companies	51,648	1,432
Total assets	$1,330,713	$959,666

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$252,427	$138,495
Accrued expenses and other current liabilities	141,675	256,928
Deferred government grants	-	11,017
Current maturities of notes payable	51,599	41,657
Total current liabilities	445,701	448,097

Notes payable, less current maturities	215,173	237,973
Derivative liability - warrants	482,676	303,662
Total liabilities	1,143,550	989,732

Stockholders' deficit

Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 31,780,478 and 34,268,736 respectively	31,780	34,268

Additional paid-in capital	3,177,287	2,041,052
Accumulated other comprehensive loss	(53,330)	(44,029)
Accumulated deficit	(2,894,437)	(2,001,760)
Total Symbid Corp. stockholders' (equity) deficit	261,300	29,531
Noncontrolling interests	(74,137)	(59,597)
Total stockholders' deficit	187,163	(30,066)
Total liabilities and stockholders' deficit	$1,330,713	$959,666

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Crowdfunding	$72,090	$12,055	$150,144	$29,913
Other	-	59	8,050	1,723
Total revenues	72,090	12,114	158,194	31,636
Operating expenses
Selling, general and administrative	313,196	98,015	587,212	175,150
Professional fees	192,436	10,300	397,148	22,074
Research and development costs	98,774	24,702	144,748	24,702
Depreciation and amortization	333	319	668	639
Total operating expenses	604,739	133,336	1,129,776	222,565

Operating loss	(532,649)	(121,222)	(971,582)	(190,929)
Other income (expense)
Fair value adjustment derivative liability - warrants	70,097	-	85,361	-
Interest expense	(3,860)	(5,561)	(7,819)	(10,501)
Government subsidy	2,742	7,868	10,962	15,737
Equity in losses of Gambitious B.V.	(7,114)	(11,872)	(8,743)	(34,361)
Other income and expense	(14,630)	-	(16,480)	-
Total other income (expense)	47,235	(9,565)	63,281	(29,125)

Net loss	(485,414)	(130,787)	(908,301)	(220,054)

Net loss attributable to noncontrolling interests	(4,608)	(3,514)	(15,624)	(19,329)

Net loss attributable to Symbid Corp. stockholders	$(480,806)	$(127,273)	$(892,677)	$(200,725)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	26,224,839	22,577,453	25,479,431	21,769,706

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive Loss
(Expressed in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(485,414)	$(130,787)	$(908,301)	$(220,054)
Other comprehensive loss:
Foreign currency translation adjustments	(8,908)	87	(9,301)	7,385
Comprehensive loss	(494,322)	(130,700)	(917,602)	(212,669)

Net loss attributable to noncontrolling interests	(4,608)	(3,514)	(15,624)	(19,329)
Foreign currency translation income attributable to noncontrolling interests	567	515	1,084	344
Comprehensive loss attributable to noncontrolling interests	(4,041)	(2,999)	(14,540)	(18,985)

Comprehensive loss attributable to Symbid Corp. stockholders	$(490,281)	$(127,701)	$(903,062)	$(193,684)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(908,301)	$(220,054)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock based compensation to non-employees	28,474	-
Depreciation and amortization	668	639
Losses recorded from investment in Gambitious B.V.	8,743	34,361
Fair value adjustment derivative liability - warrants	(85,361)	-
Deferred government grants	(10,962)	(15,734)
Provision for doubtful accounts	5,597	-
Changes in assets and liabilities
Accounts receivable	(40,175)	(3,750)
Prepaid expenses and other current assets	(30,169)	(12,529)
Accounts payable	115,783	6,791
Accrued expenses and other current liabilities	(115,342)	2,362
Net cash used in operating activities	(1,031,045)	(207,914)

Cash flows from investing activities
Investment in asscociated companies	$(57,306)	$-
Acquistion of property and equipment	(3,246)	-
Net cash used in investing activities	(60,552)	-

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	$1,369,647	$-
Repayments of notes payable	(10,320)	(13,947)
Proceeds from capital contribution	-	302,206
Net cash provided by financing activities	1,359,327	288,259

Effect of exchange rate changes on cash	(13,289)	6,804
Net increase in cash	254,441	87,149

Cash and cash equivalents, beginning of year	891,592	7,732
Cash and cash equivalents, end of year	$1,146,033	$94,881

Supplemental cash flow disclosures
Interest paid	$5,982	$7,007

Non-cash financing activities
Conversion of notes payable	$-	$85,681

(The accompanying notes are an integral part of these condensed consolidated financial statements)

1 - BUSINESS, ORGANIZATION AND LIQUIDITY

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

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

The Share Exchange has been being accounted for as a “reverse acquisition,” and Symbid Holding is deemed to be the acquirer in the reverse acquisition. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Share Exchange are those of Symbid Holding and are recorded at the historical cost basis of Symbid Holding. The condensed consolidated financial statements after completion of the Share Exchange include the assets and liabilities of Symbid Holding, historical operations of Symbid Holding and operations of the Company and its subsidiaries from the Closing Date of the Share Exchange. As a result of the issuance of the shares of our common stock pursuant to the Share Exchange, a change in control occurred as of the date of consummation of the Share Exchange.

The main operating entity of Symbid Corp. is Symbid B.V. (“Symbid B.V.”) and was incorporated in Utrecht, Netherlands on March 29, 2011 under the laws of the Netherlands. The Company was launched in April 2011 in its headquarters in Rotterdam, The Netherlands as one of the first three equity based crowd funding forerunners worldwide. Entrepreneurs use Symbid to obtain business growth funding from the crowd in exchange for a part of the equity of their company. Investors can participate for as little as $27.50, and become shareholders of start-up companies or growing businesses in need of capital.

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

As of June 30, 2014, the Company, through its ownership in Gambitious Coöperatie UA (“Gambitious Coop”) has a 12% ownership interest in Gambitious B.V. (“Gambitious”), a company located in the Netherlands, which uses the Company’s platform to raise capital for video games produced by a wide range of developers.

As of June 30, 2014, the Company acquired a 12.53% ownership in Kredietpaspoort U.A. (“Kredietpaspoort”), a Cooperative located in the Netherlands, through its wholly owned subsidiary Symbid B.V. and Symbid Coop, a variable interest entity which we effectively control through corporate governance rather than through any ownership further discussed in Note 3. The Kreditpaspoort is a cloud- based platform that is in development to provide credit evaluation and financing options to SME companies in the Netherlands. The Company’s Chief Executive Officer and Chief Commercial Officer each own 5.15% and 4.96%, respectively, of Kredietpaspoort an Investment of the Company further discussed in Note 4. The combined holdings in KredietPaspoort by Symbid B.V., Symbid Coop, and our executive officers totals approximately 22.64%.

As of June 30, 2014, the Company currently has a 9% ownership in Equidam Holding B.V. (“Equidam”), as the initial investment was diluted through a subsequent round of seed funding. Equidam started as an online valuation tool for private companies with a particular focus on SME’s, Equidam now also offers monitoring services to investors on the Company’s platform.

Liquidity and Going Concern Matters

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses with a net loss during the twelve months ended December 31, 2013 of $1,260,196 and net losses for the three and six month periods ended June 30, 2014 of $485,414 and $908,301. At June 30, 2014 and December 31, 2013, the Company had working capital of $826,563 and $505,878, respectively. As of June 30, 2014, the Company had cash on hand of $1,146,033 and current liabilities to credit institutions of $51,599. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its significant subsidiaries on a combined and consolidated basis. The Company also includes subsidiaries over which a direct or indirect legal or effective control exists and for which the Company is deemed to direct the significant activities and has the obligation to absorb the losses or benefits of the entities. Intercompany balances and transactions with other consolidated entities have been eliminated. The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, and include the Company’s accounts as well as those of Symbid Coöperatie UA (“Symbid Coop”) a certain variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated.

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

Share Based Payments to Non- Employees

Share based payments to non- employees are measured at the fair value of the consideration received or the fair value of the equity instruments issued or liabilities incurred, whichever is more reliably measurable. The fair value of share based payments to non- employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award. Compensation costs for share based payments with graded vesting are recognized on a straight- line basis. The cost of the share based payments to non- employees that are fully vested and non- forfeitable as at the grant date are measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term. For the three and six month period ended June 30, 2014, the Company issued 56,948 shares of common stock and recognized share based compensation expenses of $28,474 in professional expenses related to the issuance of restricted stock for services rendered by advisers and consultants. For the three and six month periods ended June 30, 2013, the Company did not record any share based compensation expense.

Derivative Liability - Warrants

In connection with the private placement offering (“PPO”) on December 6, 2013, the Company issued warrants to purchase shares of its common stock to investors who purchased units in the PPO (“Investor Warrants”). The Company also issued warrants to purchase shares of its common stock to brokers in connection with the PPO (“Broker Warrants”). Both the Investor and Broker Warrants, at the option of the holder, may be exercised by cash payment of the exercise price to the Company. The warrants may be exercised on a cashless basis in accordance with the warrant agreement commencing one year after the initial closing date of the PPO if no registration statement registering the shares underlying the warrants is then in effect. Further, the exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities. As a result, the fair value of these warrants were classified as liabilities under the provisions of FASB ASC Topic 815-40, Contracts in an Entity’s Own Equity, as they are not indexed to the Company’s own stock. The fair value of these warrants was estimated using a Monte Carlo simulation. The Company updates its estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as other income or expense. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820, Fair Value Measurements.

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

Concentrations of Credit Risk

Cash Held in Banks

The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to approximately $136,000.

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

Net Loss Per Common Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per share was determined by dividing net loss applicable to common stockholders by the weighted- average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted average shares are the same as basic weighted average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents, as the effect would be antidilutive.

Risks and Uncertainties

The Company’s operations are subject to a number of risks, including but not limited to, changes in the general economy, demand for the Company’s platform, the success of its customers, research and development results, uncertainties surrounding crowd funding rules and regulations, and the ability to attract new funding.

Accounts Receivable

Accounts receivable are carried at the amount billed to a customer, net of the allowance for doubtful accounts, which is an estimate for credit losses based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company reviews the collectability of accounts receivable based on an assessment of historic experience, current economic conditions, and other collection indicators. At June 30, 2014 and December 31, 2013, the Company has recorded an allowance for doubtful accounts for $16,315 and $10,718, respectively.

Comprehensive Loss

Comprehensive loss refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity (deficit). The Company’s other comprehensive loss is comprised of foreign currency translation adjustments.

Cost Method Investments

Direct and or indirect investments in business entities in which the Company does not have a controlling financial interest and has no ability to exercise significant influence over operating and financial policies (generally 0-20 percent ownership) are accounted for by the cost method.

Equity Method Investments

Direct and/or indirect investments in business entities in which Symbid Corp. does not have a controlling financial interest, but has the ability to exercise significant influence or operating and financial policies (generally 20-50 percent ownership) are accounted for by the equity method.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers: (Topic 606)." This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, "Revenue Recognition," and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this ASU will have on its consolidated condensed financial statements.

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

The classification and carrying amounts of assets and liabilities of Symbid Coop in the condensed consolidated balance sheet are as follows:

	June 30, 2014	December 31, 2013
Current assets	$163,990	$53,414

Current liabilities	$253,816	$113,137

The assets related to Symbid Coop are not restricted.

4 - INVESTMENTS IN ASSOCIATED COMPANIES

GAMBITIOUS

In February 2014, the Company sold 912 memberships in Gambitious Coop. As a result of this transaction, the Company’s direct interest in Gambitious Coop decreased from 63% to 46% and the Company no longer has a controlling interest. Accordingly, Symbid has derecognized the assets, liabilities and equity components related to Gambitious Coop and recognized a loss in other income and expense of $1,631 for the six months ended June 30, 2014 as a result of the loss in control and resulting deconsolidation. The derecognition of Gambitious Coop did not have a material impact on the condensed consolidated financial statements of the Company.

In April 2014, the Company participated in a funding round of Gambitious and contributed capital of approximately $25,000.

In May 2014, the Company sold 193 memberships in Gambitious Coop. As a result of this transaction, the Company has a direct interest in Gambitious Coop of 42%. As of June 30, 2014 the Company remains an indirect shareholder in Gambitious B.V. for 12% of total shares issued. The Company accounts for its investment in Gambitious Coop on the equity method basis of accounting.

KREDIETPASPOORT

As of April 2014, Symbid B.V. and Symbid Coop acquired membership interests of 6.50% and 6.03% of Kredietpaspoort, respectively. The initial investments in Kredietpaspoort by Symbid B.V. and Symbid Coop of approximately $17,000 and $16,000, respectively, are recorded in Investments in Associated Companies. In addition, our Chief Executive Officer and Chief Commercial Officer, both of whom are Directors of the Company, each acquired membership interests of 5.15% and 4.96%, respectively, in Kredietpaspoort. The Company is accounting for its investment in Kredietpaspoort on the equity method basis of accounting, as Symbid has the ability to exercise significant influence over the operating and financial policies of Kreditpaspoort through representation on the Kreditpaspoort board of directors and the combined voting interest of Symbid and its Executive Officers. With the exception of the investment by Symbid B.V. and Symbid Coop in April 2014, there have been no material transactions with Kredietpaspoort during the reporting period.

EQUIDAM

As of August 2013, the Company acquired a 10% interest in Equidam for an amount of $1,400 recorded in Investments in Associated Companies. As June 30, 2014, the Company currently has a 9% ownership in Equidam, as the initial investment was diluted through a subsequent round of seed funding. The Company is accounting for their investment in Equidam on the cost basis of accounting. There have been no material transactions with Equidam during the reporting period.

5 - NOTES PAYABLE

	June 30, 2014	December 31, 2013
Working capital facility	$175,419	$187,371
Subordinated loan – related party	91,353	92,259
Total notes payable	266,772	279,630
Less - Current Maturities	(51,599)	(41,657)
Notes payable, less current maturities	$215,173	$237,973

Working Capital Facility

The Company has two credit facilities with the Rabobank, a national bank in the Netherlands.

The facility consists of the following two agreements:

1.
Long term loan for approximately $240,000, bears interest of approximately 6.4%, principal and interest payable quarterly. The loan decreases on a quarterly basis by approximately $10,000, starting on September 30, 2012. As of June 30, 2014, the loan balance was $175,419.

2.	A line of credit of approximately $80,000 with a floating interest rate of approximately 4.5% at December 31, 2013. The balance on the credit facility at June 30, 2014 was $0.

The working capital facility is secured by the following assets:

1.	Assets of the Company including receivables and intellectual property developed by the Company.

2.	Guarantee by principal members of management up to approximately $60,000.

3.	Guarantee by the Netherlands government for the remaining balance in a hypothetical liquidation.

Note Payable - Related Party

The Company issued two notes with an interest rate of 4% to a stockholder of the Company during 2012 for approximately $79,000 and $8,000. On March 1, 2013 the notes and accrued interest were converted into 736,450 shares of common stock valued at $85,681.

Subordinated Loan - Related Party

A stockholder of the Company has granted a loan of approximately $91,000 to the Company due on September 15, 2015 with interest only payments of 4% per annum. The loan is subordinate to the interests of the working capital facility and is unsecured.

Aggregate Maturity Schedule of Borrowings

The aggregate maturities of notes payable outstanding are approximately as follows:

THE TWELVE MONTHS ENDING June 30,
2015	$51,599
2016	132,633
2017	41,270
2018	41,270
$266,772

6 – CAPITAL STOCK

Concurrent with the closing of the Share Exchange in December 2013, the Company completed a closing of the PPO in which 3,089,736 units of our common stock and warrants were sold at a price of $0.50 per unit for a total consideration of $1,549,368. During the initial closing of our PPO, the Company incurred advisory and professional fees of $406,035, of which issuance costs of $60,250 were allocated to equity issuance costs and deducted from additional paid in capital.

On February 5, 2014, a second closing of the private placement offering was completed in which an additional 373,984 units were sold which generated gross proceeds of $186,987. In connection with the second closing, we incurred advisory and professional fees of $80,251, of which issuance costs of  $7,750 were allocated to equity issuance costs and deducted from additional paid in capital.

On May 20, 2014, a third and final closing of the private placement offering was completed in which an additional 2,380,810 units were sold generating gross proceeds of $1,190,405. In connection with the third closing, we incurred advisory and professional fees of $81,724, none of which were allocated to equity issuance costs and deducted from additional paid- in capital.

The following table displays the allocation of proceeds in connection with the PPO through June 30, 2014:

Gross proceeds from the PPO	$2,926,760
Issuance costs	(68,000)
Proceeds allocated to warranty liability	(570,268)
Proceeds allocated to common stock	$2,288,492

Each of the units sold in the PPO consisted of one share of  common stock and a warrant to purchase one share of common stock. The warrants are exercisable for a period of three years at a purchase price of $0.75 per share. As of June 30, 2014, the Company has issued 93,000 warrants to the placement agent as a commission. These warrants are exercisable for a period of three years at a purchase price of $0.50 (see Note 7).

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. As of June 30, 2014 there are 5,853,530 Investor and 93,000 Broker Warrants which are excluded on the aforementioned basis.

In connection with the Share Exchange described in Note 1, 9,170,000 shares of the Company’s common stock was held in escrow for the potential acquisitions of Gambitious and Equidam (“Acquisition Escrow Shares”) and an additional 600,000 shares was placed in escrow to secure the indemnification obligations of the shareholders of the Company. Of the 9,170,000 shares held in escrow, 5,000,000 and 3,000,000 of the Acquisition Escrow Shares were assigned to the potential acquisitions of Gambitious and Equidam, respectively. The remaining 1,170,000 shares in escrow are in recognition of the pre- Share Exchange shareholders ownership interests in Gambitious of 18%, resulting in 900,000 shares, and Equidam of 9%, resulting in 270,000 shares, which are to be distributed on a pro- rata basis to the pre- Share Exchange shareholders of the Company upon the earlier of (i) the closings of the respective acquisitions of Gambitious or Equidam or (ii) six months following the close of the Share Exchange on June 6, 2014.

On June 6, 2014, the Company determined not to proceed with the purchase of the additional shares in Gambitious, resulting in the cancellation of the 5,000,000 shares of common stock held in escrow.  An additional 300,000 shares were cancelled from the 900,000 shares due to the pre- Share Exchange shareholders as a result of subsequent sales of membership interests in Gambitious BV in February 2014 and May 2014 described in Note 4, which reduced the Company’s indirect ownership interest in Gambitious from 18% to 12%.

As of June 30, 2014, 3,000,000 Acquisition Escrow Shares remain held in escrow related to the potential acquisition of Equidam. As such, these shares have not been included in the weighted average number of shares outstanding for the three and six month periods ended June 30, 2014 and 2013 to arrive at basic and diluted net loss per share.

Equity Incentive Plan

Before the Share Exchange on December 6, 2013, the Board of Directors adopted and the stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of common stock to officers, key employees, consultants and directors. As of June 30, 2014, no individual agreements were signed under the 2013 Plan.

On July 24, 2014 the Company issued an aggregate of 905,750 restricted stock units under the 2013 Equity Incentive Plan to 16 employees including our four executive officers.  Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting.  Each restricted stock unit vests on June 30, 2015. The Company is authorized to issue up to 5,000,000 shares pursuant to awards granted under the 2013 Equity Incentive Plan including up to 1,666,666 shares during the one year period ending December 5, 2014.

Common and Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

Private investment

The Company issued 3,198,414 shares of common stock valued at $378,223 for cash during the twelve months ended December 31, 2013. In addition the Company issued 3,098,736 shares of common stock in an initial closing of the PPO at December 6, 2013. In a second and third closing of the PPO, the Company issued 373,984 and 2,380,810 shares of common stock, respectively. Total funding through the PPO has amounted to $2,926,760, of which $68,000 was paid to placement agents and other parties related to issuance costs through June 30, 2014. Of the $2,926,760 a fair value of $570,268 was attributed to the warrants issued with the common stock (see Note 7).

Stock issued for convertible notes payable

On March 1, 2013 the Company issued 736,450 shares of common stock valued at $85,681 in connection with the conversion of notes payable and accrued interest (see Note 5).

Noncontrolling Interests

The composition of the net loss attributable to noncontrolling interests is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Symbid Coop- 100%	$(4,608)	$879	$(15,021)	$(6,615)
Gambitious Coop- 37%	—	(4,393)	(603)	(12,714)
Total	$(4,608)	$(3,514)	$(15,624)	$(19,329)

Prior to the loss of control in Gambitious Coop in February 2014, the Company held a noncontrolling interest of 37%.

7– DERIVATIVE LIABILITY - WARRANTS

The fair value of 5,853,530 investor and 93,000 broker warrants issued, under which an aggregate of the 5,946,530 shares of the Company’s common stock may be purchased in connection with the PPO, totaled $570,268, of which $558,996 related to Investor Warrants and $11,272 related to Broker Warrants.

The Company uses a Monte Carlo simulation to estimate the fair value of the warrants. In order to estimate the fair value of the anti-dilution feature, the Company estimated the potential impact of future financing needs on the warrants. A Monte Carlo simulation is a method used to iteratively calculate the value of the warrants using simulated stock price paths over the life of the warrants. A summary of the assumptions used to estimate the fair value of the warrants including the anti-dilution feature as of June 30, 2014 and December 31, 2013 is as follows:

	June 30,	December 31,
	2014	2013
Investor Warrants
Implied starting stock price	$0.43-0.44	$0.42
Volatility	50%	55%
Drift	0.76%-0.95%	0.75%
Exercise price	$0.75	$0.75
Minimum exercise price	$0.01	$0.01
Warrant shares	5,853,530	3,098,736
Event date	September 30, 2014	September 30, 2014
Maturity	December 5, 2016 – May 20, 2017	December 5, 2016
Shares outstanding	31,780,478	34,268,736

	June 30,	December 31,
	2014	2013
Broker Warrants
Implied starting stock price	$0.40	$0.42
Volatility	50%	55%
Drift	0.76%-0.83%	0.75%
Exercise price	$0.50	$0.50
Minimum exercise price	$0.01	$0.01
Warrant shares	93,000	77,500
Event date	September 30, 2014	September 30, 2014
Maturity	December 5, 2016- February 5, 2017	December 5, 2016
Shares outstanding	31,780,478	34,268,736

The fair value of the warrants issued was recorded in accordance with FASB ASC Topic 815-40, Contracts in Entity’s Own Equity. Accordingly, the Company determined that the fair value of the warrants represented a liability because the warrants have an anti-dilution restriction. The fair value of the warrants is recalculated each reporting period with the change in value taken as other income or expense in the Condensed Consolidated Statements of Operations.

The following table summarizes the activity in Derivative liability- warrants within long term liabilities for the period indicated:

	Six Months Ended June 30, 2014
	December 31, 2013 Fair Value of Warrant Liability	Fair Value of Warrants Issued	Realized Gain on fair value of Warrant Liabilities	June 30, 2014 Fair Value of Warrant Liability
Investor Warrants	$294,298	$262,521	$(83,780)	$473,039
Broker Warrants	9,364	1,854	(1,581)	9,637
Total	$303,662	$264,375	$(85,361)	$482,676

8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Account Description	June 30, 2014	December 31, 2014
Advisory and Professional Costs	$38,780	$172,051
Wage Tax Return	33,418	15,177
Other Current Liabilities	22,893	18,266
Penalty Waiver	14,630	-
VAT Payable	12,231	-
Interest Payable	10,202	8,451
Holiday Pay Allowance/ Net Salary	9,521	17,648
Travel and Hotel Costs	-	15,272
Development Costs	-	10,063
Total	$141,675	$256,928

Included in Accrued expense and other current liabilities is an accrual of $ 14,630 relates to contractual penalties incurred by the Company payable to participants in the PPO for delays in filing the Registration Statement on Form S-1 with the Securities and Exchange Commission.

All amounts are payable within one year.

9 - RELATED PARTY TRANSACTIONS

Management Fees

For the three and six months ended June 30, 2014, the Company compensated three members of its management team through management agreements with affiliates of these three members. During the first quarter of 2013, the Company compensated its three officers through management agreements with the affiliates of these officers. Following the Share Exchange on December 6, 2013, these three officers became salaried employees of Symbid Corp. During the three month and six month periods ended June 30, 2014, total expenses recorded under these agreements were approximately $64,000 and $139,000, respectively. During three and six month periods ended June 30, 2013, total expenses recorded under these agreements were approximately $55,000 and $83,000, respectively. As of June 30, 2014, and December 31, 2013, balances due under these agreements were approximately $36,000 and $0, respectively, and are included in accounts payable.

Kredietpaspoort

The Company’s Chief Executive Officer and Chief Commercial Officer each own 5.15% and 4.96% of Kredietpaspoort and Investment of the Company as discussed in Note 4. The combined holdings in KredietPaspoort. by Symbid B.V., Symbid Coop, and our executive officers total approximately 22.64%.

Other

See Note 5 for related party financing arrangements.

10 - COMMITMENTS

As of January 1, 2014, the Company entered into a new rental agreement for its corporate offices in the Netherlands. Rent payments totals $1,700 per month. The rental agreement has a term of two years. The annual commitment under this lease is approximately $20,000.

11- SUBSEQUENT EVENTS

On July 24, 2014, the Board of Directors approved a grant of 905,750 restricted stock units under the Symbid Corp. 2013 Equity Incentive Plan to 16 employees including the Company’s four executive officers. Each restricted stock unit represents the right to receive one share of restricted common stock upon vesting. Each restricted stock unit vests on June 30, 2015.

On July 29, 2014, a wholly owned subsidiary Symbid Holding B.V. entered into a Share Purchase Agreement with FAC 2 B.V., a limited liability corporation incorporated in the Netherlands. The Company acquired all issued and outstanding shares of FAC B.V., a subsidiary of FAC 2 B.V, in exchange for 2,750,000 shares of restricted common stock. The FAC B.V. owns a perpetual, worldwide, exclusive license to technology related to the development of the infrastructure for origination, monitoring and reporting of Company data.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Information

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

Company Background

The Company was launched in April 2011 with its headquarters in Rotterdam, The Netherlands, as one of the first three equity based crowdfunding forerunners worldwide. Entrepreneurs use the Company to obtain business growth funding from the crowd in exchange for a part of the equity of their company. Investors can participate for as little as $27.50, and become shareholders of start-up companies or growing businesses in need of capital.

Since August 2012, the Company is one of the first platforms worldwide to offer multiple models of crowd funding on a progressive scale for Small and Medium Enterprises (SME’s), integrating a unique legal structure into the IT-infrastructure of the crowd funding platform. The goal of the Company is to create a portfolio of crowdfunding products, where anyone interested in crowd funding can find their right solution.

The Symbid infrastructure serves as a matchmaking platform with added value for both entrepreneurs and investors on a global scale. The Company earns success fees and transaction fees charged to the entrepreneurs and investors active on the platform. In addition to matchmaking on the Company platform, the Company licenses its infrastructure in several forms to other partners.

The Company is a speculative investment, and investors may lose some or all of their investment in the Company.

Highlights

The following is a summary of our financial performance for the three and six months ended June 30, 2014:

●	Consolidated revenue for the three and six month periods ended June 30, 2014 totaled approximately $72,000 and $158,000, respectively, an increase of over 100% compared to the prior year periods.

●	For the three and six months ended June 30, 2014, over 95% of our total revenues during both periods was attributable to core crowdfunding activities, consistent with the prior year period.

●
For the three and six months ended June 30, 2014, total selling, general and administrative expenses and professional fees totaled approximately $506,000 and $984,000, respectively, an increase of over 100% compared to the prior year periods.

●	Net cash used by operating activities totaled approximately $1,031,000 for the six month period ended June 30, 2014 and cash on hand at June 30, 2014 was $1,146,000.

Recent Developments and Trends

The Company’s continued focus on core crowdfunding activities following the portfolio rebalance in 2013 has contributed to the strong growth experienced in the first half of 2014. The growth in crowdfunding revenues is attributable to an increase in investors and propositions to the Symbid platform, as the market for the Company’s services in the Netherlands continues to grow. During the second quarter of 2014, the Company attracted several high profile propositions to the Company’s platform, resulting in higher than average success fees for the three month periods ended June 30, 2014, which significantly contributed to the growth when compared to the prior year.

In July 2014, the Company acquired the FAC B.V., a limited liability corporation incorporated in The Netherlands in exchange for 2,750,000 shares of restricted common stock. Through this acquisition, the Company obtained an exclusive license for infrastructure technology upon which we intend to develop a platform to enable cloud based financing solutions for small and medium sized enterprises, expanding on our current equity based crowdfunding platform in the Netherlands.

Results of Operations

The following tables set forth our condensed consolidated statements of income data:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Crowdfunding	$72,090	$12,055	$150,144	$29,913
Other	-	59	8,050	1,723
Total revenues'	72,090	12,114	158,194	31,636
Operating expenses
Selling, general and administrative	313,196	98,015	587,212	175,150
Professional fees	192,436	10,300	397,148	22,074
Research and development costs	98,774	24,702	144,748	24,702
Depreciation and amortization	333	319	668	639
Total operating expenses	604,739	133,336	1,129,776	222,565

Operating loss	(532,649)	(121,222)	(971,582)	(190,929)
Other income (expense)
Fair value adjustment derivative liability - warrants	70,097	-	85,361	-
Interest expense	(3,860)	(5,561)	(7,819)	(10,501)
Government subsidy	2,742	7,868	10,962	15,737
Equity in losses of Gambitious B.V.	(7,114)	(11,872)	(8,743)	(34,361)
Other income and expense	(14,630)	-	(16,480)	-
Total other income (expense)	47,235	(9,565)	63,281	(29,125)

Net loss	(485,414)	(130,787)	(908,301)	(220,054)

Net loss attributable to noncontrolling interests	(4,608)	(3,514)	(15,624)	(19,329)

Net loss attributable to Symbid Corp. stockholders	$(480,806)	$(127,273)	$(892,677)	$(200,725)

Basic and diluted net loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	26,224,839	22,577,453	25,479,431	21,769,706

Crowdfunding Revenues

Crowdfunding Revenues were approximately $72,000 and $150,000 for the three and six month periods ended June 30, 2014 as compared to $12,000 and $30,000 for the three and six month periods ended June 30, 2013. Revenues increased for the three and six month periods ended June 30, 2014 by approximately $60,000 and $120,000, respectively, compared to the prior year periods. The increase compared to the prior period is primarily attributable to i) increased numbers of investors and entrepreneurs on the Symbid platform ii) investments of the Company in the Symbid platform and iii) growth in the overall crowdfunding market in the Netherlands. The Company was in the early stages of building its crowdfunding platform during the three and six month periods ended June 30, 2013. In early 2014, the Company released a redesign of its crowdfunding platform via its website with significant improvements to the aesthetics and functionality of its website, which has assisted with the acquisition of entrepreneurs and investors to the Symbid platform.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three and six month periods ended June 30, 2014 by approximately $215,000 and $412,000 to $313,000 and $587,000 compared to $98,000 and $175,000 for the prior year periods. The increase is primarily attributable to higher salary costs and additional employees to support the Company’s growth and investment in the Symbid platform. The Company continues to invest in its future expansion outside of the Netherlands and additional employees to support the Company’s information technology strategy.

We anticipate that selling, general, and administrative expenses will continue to increase as a percentage of revenue as a result of planned increases in headcount and investments in the Symbid platform. We also anticipate increases in selling, general and administrative expenses in 2014 due to the inclusion of share- based compensation expenses in connection with a grant to employees approved by the Board of Directors of Symbid Corporation in July 2014.

Professional Fees

Professional fees increased for the three and six month periods ended June 30, 2014 by approximately $182,000 and $375,000 to $192,000 and $397,000 compared to $10,000 and $22,000 for the prior year periods. The increase is primarily attributable to legal and accounting fees associated with the Company’s private placement offering (“PPO”), which were not incurred during the prior year period along with accompanying increased legal and compliance costs.

We anticipate professional fees will remain a substantial percentage of the operating costs in 2014. We anticipate incurring these costs in relation to the Company’s listing on the OTC markets and planned expansion of the Company’s platform.

Research and Development

Research and development costs increased for the three and six month periods ended June 30, 2014 by approximately $74,000 and $120,000 to $99,000 and $145,000 compared to $25,000 and $25,000 for the prior year periods. The increase is primarily attributable to investments in the Company’s platform and website features in 2014 which were not incurred during the prior year due to the stage of the Company in the prior year periods.

Based on the proceeds from the PPO which was completed on May 20, 2014, we anticipate an increase in hiring and related research and development costs as we continue to invest in the Symbid platform.

Other Income and Expenses

Total other income increased for the three and six month periods ended June 30, 2014 by approximately $57,000 and $92,000 to $47,000 and $63,000 compared to $10,000 and $29,000 of total other expenses in the prior year period. The fluctuation is primarily attributable to higher equity in losses of Gambitious B.V. in the prior year compared to a non- cash favorable fair value adjustment to the derivative liability for warrants issued in connection with the PPO during the three and six month periods ended June 30, 2014, which was not incurred during the prior year periods.

Loss from Operations Before Noncontrolling Interests

We incurred net losses from operations of approximately $485,000 and $908,000, and $131,000 and $220,000, respectively, for the three and six months ended June 30, 2014 and June 30, 2013. The increase in net losses was $354,000 and $688,000, respectively, for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013. The increased in comparable losses was primarily due to increased legal, accounting and advisory costs in connection with PPO related activities and investments in the Company’s information technology infrastructure and equity based crowdfunding platform, which has only been partially offset by the significant growth in revenue in comparable periods.

Financial Condition, Liquidity and Capital Resources

We will need additional capital to implement our strategies. There is no assurance that we will be able to raise the amount of capital that we seek for acquisitions or for future growth plans. Even if financing is available, it may not be on terms that are acceptable to us. In addition, we do not have any determined sources for any future funding. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan. We represent a speculative investment and investors may lose all of their investment. In order to be able to achieve our strategic goals, we need to further expand our business and financing activities. We aim to accomplish these goals by further developing our crowdfunding software platform and achieve a more international coverage of our services. Expanding our international network, together with further improvement of our crowdfunding platform will require future capital and liquidity expansion. Since our inception in March 2011, our shareholders have contributed a significant amount of capital, making it possible for us to develop our crowdfunding platform, services, and activities. To continue to develop our product offerings, expand our services and to obtain international coverage, a significant capital increase has been and will continue to be required.

Our principal sources of liquidity have been cash generated from the PPO and, prior to the December 6, 2013 Share Exchange, proceeds from issuing new shares in Symbid B.V., and cash generated from operations.

At June 30, 2014, cash was approximately $1,146,000, other current assets excluding cash were $126,000 and we had working capital of $827,000. At the same time, we had current liabilities of approximately $446,000, which consisted principally of accounts payable and accrued expenses of $394,000 a significant portion of which are attributable to legal and compliance costs for PPO related activities during the period and the current portion of notes payable of $52,000. At December 31, 2013, cash was approximately $892,000 and we had other current assets excluding cash of $62,000. At the same time, we had current liabilities of approximately $448,000 which consisted principally of accounts payable and accrued expenses of $395,000, a significant portion of which are attributable to legal and compliance costs for PPO related activities during the period and the current portion of notes payable of $42,000. Our working capital at December 31, 2013 was approximately $506,000. The increase in our liquidity position at June 30, 2014 compared to December 31, 2013 is primarily attributable to proceeds from the third closing of our PPO.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $1,031,000 for the six months ended June 30, 2014, as compared to net cash used of $208,000 for the six months ended June 30, 2013. The increase in net cash used in operations was primarily cash utilized for legal, advisory and accounting costs for PPO related activities during the period.

Net Cash Used in Investing Activities

During the six months ended June 30, 2014 and 2013, we used approximately $61,000 and $0, respectively, of cash in investing activities. The cash used in investing activities in the six months ended June 30, 2014 quarter was primarily for investments in Gambitious and Kredietpaspoort.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2014 and 2013, cash flows from financing activities totaled $1,359,000 and $288,000, respectively. Cash flows from financing activities for the six months ended June 30, 2014 primarily relate to proceeds received in connection with the second and third closing of the PPO, partially offset by repayments of notes payable. Cash flows from financing activities during the six months ended June 30, 2013 primarily relates to proceeds received from private investors.

General

We will only commit to capital expenditures for any future projects requiring us to raise additional capital as and when adequate capital or new lines of finance are made available to us. There is no assurance that we will be able to obtain any financing or enter into any form of credit arrangement. Although we may be offered such financing, the terms may not be acceptable to us. If we are not able to secure financing or it is offered on unacceptable terms, then our business plan may have to be modified or curtailed or certain aspects terminated. There is no assurance that even with financing we will be able to achieve our goals.

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $2,894,000 as of June 30, 2014 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2014 our disclosure controls and procedures were not effective due to material weaknesses resulting from our Board of Directors not having any independent members and the fact that no member of our Board of Directors qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, controls were not designed and in place to insure that all required disclosures were originally addressed in our financial statements.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

Except as indicated below, during the fiscal quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

On April 15, 2014, we hired Philip Cooke as our Chief Financial Officer and Treasurer. Prior to joining us, Mr. Cooke was employed as a Senior Manager of KPMG Accountants, N.V. in Amstelveen, the Netherlands.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 20, 2014 we conducted a third and final closing under a private placement offering in which we sold units of our securities at a price of $0.50 per unit, each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock. Each warrant is exercisable for a period of three years and an exercise price of $0.75 per share. The third closing involved the sale of 2,380,810 units for aggregate gross proceeds of $1,190,405. No commissions were paid to the placement agent for the offering in connection with this closing.

In April 2014, May 2014, June 2014 and July 2014 we issued 32,863 shares, 16,485 shares, 7,600 shares, and 21,540 shares, respectively, to our U.S. corporate and securities counsel in connection with the conversion of $16,431, $8,242, $3,800 and $10,770 in legal fees, respectively, at $0.50 per share.

Effective July 24, 2014 we issued an aggregate of 905,750 restricted stock units under our 2013 Equity Incentive Plan to 16 employees including our four executive officers, who each received 130,000 restricted stock units. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. Each restricted stock unit vests on June 30, 2015. We are authorized to issue up to 5,000,000 shares pursuant to awards granted by us under the 2013 Equity Incentive Plan including up to 1,666,666 shares during the one year period ending December 5, 2014.

Effective July 24, 2014 we issued 68,000 restricted stock units under our 2013 Equity Incentive Plan to an advisor.  Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. 8,500 of the restricted stock units vest quarterly over a period of two years with the initial vesting date being September 30, 2014 and the final vesting dated being June 30, 2016.

In July 2014 we issued 8,750 shares to an advisor pursuant to an Advisory Agreement between us and the advisor dated April 12, 2014.

Effective July 24, 2014 we issued an aggregate of 18,000 restricted stock units under our 2013 Equity Incentive Plan to three advisors.  Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. 9,000 of the restricted stock units vest on September 30, 2014 and 9,000 of our restricted stock units vest on December 31, 2014.

All of the foregoing issuances of securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended for transactions by an issuer not involving a public offering, pursuant to Rule 506 of Regulation D, or pursuant to regulation S or pursuant benefit plans and contracts relating to compensation as provided under Rule 701.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

On July 29, 2014, we entered into a Share Purchase Agreement with our wholly owned subsidiary, Symbid Holding B.V., and FAC 2 B.V., a limited liability corporation incorporated in The Netherlands.  Pursuant to the Share Purchase Agreement, we acquired FAC B.V. (“Acquiree”), a limited liability corporation incorporated in The Netherlands from FAC 2 B.V. in exchange for 2,750,000 shares of our restricted common stock.  Acquiree owns a perpetual, worldwide, exclusive license to infrastructure technology upon which we intend to develop a platform to enable cloud based financing solutions for small and medium sized enterprises, expanding on our current equity based crowdfunding solutions in the Netherlands.  Acquiree was formed by FAC 2 B.V. for the specific purpose of holding the license and has no customers, employees, operations or revenues.  Acquiree’s only assets are its proprietary software and technology.  Prior to our acquisition of Acquiree, (i) an indirect employee of ours who is a member of Symbid B.V. (a wholly owned subsidiary of Symbid Holding B.V.) management and is also the managing director of a 5% shareholder of ours indirectly owned 20% of Acquiree; (ii) an indirect employee of ours who is a member of Symbid B.V. management indirectly owned 20% of Acquiree; and (iii) a minority shareholder of ours indirectly owned 10% of Acquiree.

Effective July 24, 2014 each of our four executive officers, Korstiaan Zandvliet, Maarten van der Sanden, Philip Cooke and Robin Slakhorst executed amendments to their respective employment agreements pursuant to which each executive agreed to have their base salaries reduced by one third.

On April 15, 2014 Maarten van der Sanden resigned as our Chief Financial Officer and Treasurer and Philip J. Cooke was thereafter appointed to the vacated Chief Financial Officer and Treasurer positions. The resignation of Mr. van der Sanden was not the result of any disagreement with us on any matter related to our operations, policies or practices. Mr. van der Sanden continues to serve as our Chief Operating Officer.

In accordance with the terms of the December 6, 2013 Share Exchange Agreement, we were holding in escrow 8,000,000 shares of our common stock in connection with the proposed acquisitions (directly and/or through Symbid Holding B.V. or another subsidiary) of 100% ownership of Gambitious B.V. and Equidam Holding B.V.. Symbid B.V. currently holds minority interests in these two entities. 3,000,000 of these escrow shares were assigned to the purchase of the balance of Equidam Holding B.V. and 5,000,000 of the escrow shares were assigned to the purchase of the balance of Gambitious B.V. We were also holding in escrow an additional 1,170,000 shares of our common stock in connection with the indirect minority interests we held in Gambitious B.V. and Equidam Holding .V. at the time of the Share Exchange with 900,000 of such shares being allocated to the interest held in Gambitious B.V. and 270,000 of such shares being allocated to the interest held in Equidam Holding B.V.

In the event that we acquired Gambitious B.V. within the six month period following the Share Exchange closing date, the number of escrow shares that were being held for the Gambitious B.V. acquisition equal to the number of shares of our common stock to be issued as consideration for the purchase of the remaining interest in Gambitious B.V. were to be cancelled, and the remainder of the Gambitious B.V. escrow shares were to be distributed pro rata to the Symbid Holding B.V. pre-Share Exchange stockholders after such acquisition was completed.

In the event that we acquired Equidam Holding B.V. within the six month period following the Share Exchange closing date, the number of escrow shares that were being held for the Equidam Holding B.V. acquisition equal to the number of shares of our common stock to be issued as consideration for Equidam Holding B.V. were to be cancelled, and the remainder of the Equidam escrow shares were to be distributed pro rata to the Symbid Holding B.V. pre-Share Exchange stockholders after such acquisition was completed.

If either transaction was not completed within six months after the closing of the Share Exchange, the escrow shares allocated to that transaction were to be cancelled, and if both such acquisitions were not completed within six months after the closing of the Share Exchange, all of the 8,000,000 escrow shares were to be cancelled.

In February 2014, we completed a sale of interests in Gambitious Coöperatie U.A. from Symbid B.V. to Sjoerd Geurts, a member of the management board of Gambitious B.V. and a shareholder of ours. In May 2014, Symbid sold additional interests in Gambitious Coöperatie U.A. to Brian Grigby, an officer of Gambitious B.V. The sale to Sjoerd Geurts  resulted in our direct ownership in Gambitious Coöperatie U.A. being reduced from 63% to 46% and our indirect interest in Gambitious B.V. being reduced from 18% to 13%. The sale to Grigby resulted in a further reduction in our direct ownership in Gambitious Coöperatie U.A. and indirect ownership in Gambitious B.V. to 42% and 12%, respectively. These sales were each completed at a price of EUR 1 (approximately US $1.37). As consideration for the sale of these memberships, we received an option to license a niche-specific crowdfunding legal structure that Gambitious had developed at a cost to Gambitious of approximately $75,000. Upon exercise of this option, we would be required to pay for half of the costs incurred by Gambitious in the development of this legal structure. The niche-specific crowdfunding legal structure optioned by us is specific to the video games industry. If we determine to exercise this option, we expect that it could utilize the licensed structure in countries outside of the Netherlands where we do not currently operate. Gambitious has made advancements in its own crowdfunding legal structure and, accordingly, the management of both Symbid and Gambitious came to an agreement that we sell an agreed upon number of interests in Gambitious Coöperatie U.A. to reflect the advancement of Gambitious as a stand-alone platform. Our initial investment in the membership interests in Gambitious Coöperatie U.A. that we have now sold totaled EUR 9,000 (approximately $12,300), for a 63% membership interest in Gambitious Coöperatie U.A., which percentage was diluted though subsequent financing rounds.

On June 6, 2014 we determined not to proceed with the purchase of additional shares of Gambitious B.V. As a consequence thereof, the 5,000,000 shares of our common stock allocated to the prospective purchase of additional shares of Gambitious B.V. delivered into escrow in connection with the December 6, 2013 Share Exchange Agreement with Symbid Holding, B.V. and the shareholders of Symbid Holding B.V. were returned to us and cancelled.  600,000 of the shares of our common stock allocated to our 12% ownership interest in Gambitious B.V. will be distributed to the shareholders of Symbid Holding B.V., subject to a 5% holdback to further secure the indemnification obligations of the Symbid Holding, B.V. shareholders under the Share Exchange Agreement.  In recognition of the February and May 2014 sales by us of shares in Gambitious B.V. to third parties reducing our indirect ownership interest in Gambitious B.V. from 18% to 12%. 300,000 shares of our common stock held in escrow allocated to the sold off interests were also returned to us and cancelled.

On June 6, 2014 we also entered into an Extension Agreement with Equidam Holding B.V. pursuant to which we were granted the right, for an additional 3 months, through September 9, 2014, to negotiate the purchase of additional shares of Equidam Holding B.V.

ITEM 6.    EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBID CORP.

August 14, 2014	By:	/s/ Korstiaan Zandvliet
Korstiaan Zandvliet, Chief Executive Officer

SYMBID CORP.

August 14, 2014	By:	/s/ Philip Cooke
Philip Cooke, Chief Financial Officer