Form 10-Q
period 2014-09-30
SYMBID CORP.
filed 2014-11-14
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐       No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 31,663,100 shares of the issuer’s common stock outstanding as of November 11, 2014.

SYMBID CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$500,050	$891,592
Accounts receivable, less allowance for doubtful accounts of $8,436 and $10,718 respectively	31,639	2,897
Value added tax receivable	107,391	40,232
Prepaid expenses and other current assets	52,536	19,254
Total current assets	691,616	953,975

Property and equipment - at cost, less accumulated
depreciation and amortization	5,791	4,259
Investment in associated companies	11,218	1,432
Intangible assets, net	1,117,563	-
Total assets	$1,826,188	$959,666

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$268,729	$138,495
Accrued expenses and other current liabilities	254,681	256,928
Deferred government grants	-	11,017
Current maturities of notes payable	132,892	41,657
Total current liabilities	656,302	448,097

Notes payable, less current maturities	105,515	237,973
Derivative liability - warrants	407,052	303,662
Total liabilities	1,168,869	989,732

Stockholders' Deficit

Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 31,573,100 and 34,268,736 respectively	31,573	34,268

Additional paid-in capital	4,473,550	2,041,052
Accumulated other comprehensive loss	(135,069)	(44,029)
Accumulated deficit	(3,629,826)	(2,001,760)
Total Symbid Corp. stockholders' equity	740,228	29,531
Noncontrolling interests	(82,909)	(59,597)
Total stockholders' equity (deficit)	657,319	(30,066)
Total liabilities and stockholders' equity (deficit)	$1,826,188	$959,666

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Crowdfunding	$50,889	$22,979	$201,034	$53,387
Other	1,990	6,385	10,040	8,137
Total revenues	52,879	29,364	211,074	61,524
Operating expenses
Selling, general and administrative	456,689	124,983	1,037,469	300,133
Professional fees	234,981	269,170	638,560	294,517
Research and development costs	111,693	11,223	256,441	36,335
Depreciation and amortization	29,409	325	30,077	975
Total operating expenses	832,772	405,701	1,962,547	631,960

Operating loss	(779,893)	(376,337)	(1,751,473)	(570,436)
Other income (expense)
Fair value adjustment derivative liability - warrants	75,972	-	160,985	-
Interest expense	(3,568)	(5,498)	(11,387)	(16,176)
Government subsidy	-	8,000	10,963	23,999
Equity in losses of Gambitious B.V. and Kredietpaspoort	(38,481)	(13,570)	(47,225)	(48,501)
Other income and expense	(4,050)	-	(20,183)	-
Total other income (expense)	29,873	(11,068)	93,153	(40,678)

Net loss	(750,020)	(387,405)	(1,658,320)	(611,114)

Net loss attributable to noncontrolling interests	(14,631)	(8,071)	(30,254)	(27,401)

Net loss attributable to Symbid Corp. stockholders	$(735,389)	$(379,334)	$(1,628,066)	$(583,713)

Basic and diluted net loss per common stock	$(0.02)	$(0.02)	$(0.06)	$(0.03)

Weighted average number of shares outstanding
Basic and diluted	30,741,624	22,692,867	27,175,652	22,104,541

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net loss	$(750,020)	$(387,405)	$(1,658,320)	$(611,114)
Other comprehensive loss:
Foreign currency translation adjustments	(81,739)	(5,019)	(91,040)	2,023
Comprehensive loss	(831,759)	(392,424)	(1,749,360)	(609,091)

Net loss attributable to noncontrolling interests	(14,631)	(8,071)	(30,254)	(27,401)
Foreign currency translation income (loss) attributable to noncontrolling interests	5,859	(1,328)	6,942	(983)
Comprehensive loss attributable to noncontrolling interests	(8,772)	(9,399)	(23,312)	(28,384)

Comprehensive loss attributable to Symbid Corp. stockholders	$(822,987)	$(383,025)	$(1,726,048)	$(580,707)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(1,658,320)	$(611,114)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	231,833	-
Depreciation and amortization	30,077	975
Loss recorded from investments in Gambitious and Kreditpaspoort	47,225	48,501
Fair value adjustment derivative liability - warrants	(160,985)	-
Deferred government grants	(10,963)	(23,995)
Provision for doubtful accounts	(1,538)	-
Changes in assets and liabilities
Accounts receivable	(29,433)	(14,752)
Prepaid expenses and other current assets	(112,380)	24,676
Accounts payable	150,882	26,224
Accrued expenses and other current liabilities	(98,652)	162,003
Net cash used in operating activities	(1,612,254)	(387,482)

Cash flows from investing activities
Investment in associated companies	$(57,306)	$(1,387)
Acquistion of property and equipment	(3,248)	-
Net cash used in investing activities	(60,554)	(1,387)

Cash flows from financing activities
Proceeds from line of credit	$-	$29,555
Proceeds from the issuance of common stock, net of issuance costs	1,369,647	378,223
Repayments of notes payable	(20,639)	(20,133)
Net cash provided by financing activities	1,349,008	387,645

Effect of exchange rate changes on cash	(67,742)	9,216
Net (decrease) / increase in cash	(391,542)	7,992

Cash and cash equivalents, beginning of year	891,592	7,732
Cash and cash equivalents, end of year	$500,050	$15,724

Supplemental cash flow disclosures
Interest paid	$11,387	$16,176

Non-cash investing and financing activities
Fair value of shares issued related to asset acquisition	$1,195,092	$-
Conversion of notes payable	$-	$85,681

(The accompanying notes are an integral part of these condensed consolidated financial statements)

1 - BUSINESS, ORGANIZATION AND LIQUIDITY

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K.

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

The Share Exchange has been accounted for as a “reverse acquisition,” and Symbid Holding is deemed to be the acquirer in the reverse acquisition. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Share Exchange are those of Symbid Holding and are recorded at the historical cost basis of Symbid Holding. The condensed consolidated financial statements after completion of the Share Exchange include the assets and liabilities of Symbid Holding, historical operations of Symbid Holding and operations of the Company and its subsidiaries from the Closing Date of the Share Exchange. As a result of the issuance of the shares of our common stock pursuant to the Share Exchange, a change in control occurred as of the date of consummation of the Share Exchange.

The main operating entity of Symbid Corp. is Symbid B.V. (“Symbid B.V.”) and was incorporated in Utrecht, Netherlands on March 29, 2011 under the laws of the Netherlands. The Company was launched in April 2011 in its headquarters in Rotterdam, The Netherlands as one of the first three equity based crowd funding forerunners worldwide. Entrepreneurs use Symbid to obtain business growth funding from the crowd in exchange for a part of the equity of their company. Investors can participate for as little as $25.50, and become shareholders of start-up companies or growing businesses in need of capital.

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

As of September 30, 2014, the Company, through its ownership in Gambitious Coöperatie UA (“Gambitious Coop”) has a 12% ownership interest in Gambitious B.V. (“Gambitious”), a company located in the Netherlands, which uses the Company’s platform to raise capital for video games produced by a wide range of developers.

As of September 30, 2014, the Company has a 12.53% ownership in Kredietpaspoort U.A. (“Kredietpaspoort”), a Cooperative located in the Netherlands, through its wholly owned subsidiary Symbid B.V. and Symbid Coop, a variable interest entity which we effectively control through corporate governance rather than through any ownership further discussed in Note 4. The Kredietpaspoort is a cloud- based platform that is in development to provide credit evaluation and financing options to SME companies in the Netherlands. In addition, the Company’s Chief Executive Officer and Chief Commercial Officer each own 5.15% and 4.96%, respectively, of Kredietpaspoort an investment of the Company further discussed in Note 4. The combined holdings in Kredietpaspoort by Symbid B.V., Symbid Coop, and our executive officers totals approximately 22.64%.

As of September 30, 2014, the Company currently has a 7% ownership in Equidam Holding B.V. (“Equidam”). Equidam started as an online valuation tool for private companies with a particular focus on SME’s.

Liquidity and Going Concern Matters

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses with a net loss during the twelve months ended December 31, 2013 of $1,260,196 and net losses for the three and nine month periods ended September 30, 2014 of approximately $750,000 and $1,658,000. At September 30, 2014 and December 31, 2013, the Company had working capital of $35,000 and $506,000, respectively. As of September 30, 2014, the Company had cash on hand of approximately $500,000 and current liabilities to credit institutions of $133,000. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its significant subsidiaries on a consolidated basis. The Company also includes subsidiaries over which a direct or indirect legal or effective control exists and for which the Company is deemed to direct the significant activities and has the obligation to absorb the losses or benefits of the entities. Intercompany balances and transactions with other consolidated entities have been eliminated. The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, and include the Company’s accounts as well as those of Symbid Coöperatie UA (“Symbid Coop”) a certain variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated.

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

Share Based Compensation

ASC Topic 718, Compensation – Stock Compensation, requires that compensation expense for employee stock- based compensation be recognized over the requisite service period based on the fair value of the award on the date of grant.

The Company accounts for the granting of equity based awards to employees using the fair value method, whereby all awards to employees will be recorded at fair value on the date of grant. The fair value of all equity based awards is expensed over their vesting period with a corresponding increase to additional paid in capital. The fair value of equity based awards is estimated using the most recent securities offering of the same or similar share classes. Compensation costs for stock- based payments to employees with graded vesting are recognized on a straight line basis.

Based on guidance in ASC 505, Equity share based payments to non- employees are measured at the fair value of the consideration received or the fair value of the equity instruments issued or liabilities incurred, whichever is more reliably measurable. The fair value of share based payments to non- employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award. Compensation costs for share based payments with graded vesting are recognized on a straight- line basis. The cost of the share based payments to non- employees that are fully vested and non- forfeitable as at the grant date are measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash accounts. The Company’s borrowings approximate fair value as the rates of interest are similar to what they would receive from other financial institutions. Refer to Note 9 on derivative liability- warrants, which have been classified as Level 3 instruments.

Concentrations of Credit Risk

Cash Held in Banks

The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to approximately $127,000.

Accounts Receivable

Customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

Foreign Currency Translation

The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes.  The Company's subsidiaries maintain their books and records in their functional currency, the Euro (“EUR”), the currency of the Netherlands.

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

Accounts Receivable

Accounts receivable are carried at the amount billed to a customer, net of the allowance for doubtful accounts, which is an estimate for credit losses based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company reviews the collectability of accounts receivable based on an assessment of historical experience, current economic conditions, and other collection indicators. At September 30, 2014 and December 31, 2013, the Company has recorded an allowance for doubtful accounts for $8,436 and $10,718, respectively.

Comprehensive Loss

Comprehensive loss refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments.

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

Intangible Assets with Definite Lives

An intangible asset arose as the result of the acquisition of the FAC B.V., a limited liability entity incorporated in the Netherlands, resulting in the acquisition of a perpetual, worldwide, exclusive license to a software library of infrastructure technology. The Company amortizes the costs of the acquired intangible asset using the straight- line method over the estimated useful life of 7 years.

The carrying value of the intangible asset with a definite life is reviewed on a regular basis for the existence of facts or circumstances that the intangible asset may be impaired. An asset is considered impaired when the undiscounted future cash flows expected to result from its planned use are less than the carrying value. If the carrying value of an asset is deemed not recoverable, it is adjusted downward to its estimated fair value.

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

The classification and carrying amounts of assets and liabilities of Symbid Coop in the condensed consolidated balance sheet are as follows:

	September 30, 2014	December 31, 2013
Current assets	$104,552	$53,414

Current liabilities	$187,463	$113,137

The assets related to Symbid Coop are not restricted.

4 - INVESTMENTS IN ASSOCIATED COMPANIES

GAMBITIOUS

In February 2014, the Company sold 912 memberships in Gambitious Coop. As a result of this transaction, the Company’s direct interest in Gambitious Coop decreased from 63% to 46% and the Company no longer has a controlling interest. Accordingly, Symbid has derecognized the assets, liabilities and equity components related to Gambitious Coop and recognized a loss in other income and expense of  $1,631 for the nine months ended September 30, 2014, as a result of the loss in control and resulting deconsolidation. The derecognition of Gambitious Coop did not have a material impact on the condensed consolidated financial statements of the Company.

In April 2014, the Company sold 193 memberships in Gambitious Coop. As a result of this transaction, the Company has a direct interest in Gambitious Coop of 42%. As of September 30, 2014 the Company remains an indirect shareholder in Gambitious B.V. for 12% of total shares issued. The Company accounts for its investment in Gambitious Coop on the equity method basis of accounting.

In May 2014, the Company participated in a funding round of Gambitious and contributed capital of approximately $25,000.

KREDIETPASPOORT

As of April 2014, Symbid B.V. and Symbid Coop acquired membership interests of 6.50% and 6.03% of Kredietpaspoort, respectively. The initial investments in Kredietpaspoort by Symbid B.V. and Symbid Coop of approximately $17,000 and $16,000, respectively, are recorded in Investments in Associated Companies. In addition, our Chief Executive Officer and Chief Commercial Officer, both of whom are Directors of the Company, each acquired membership interests of 5.15% and 4.96%, respectively, in Kredietpaspoort. The Company is accounting for its investment in Kredietpaspoort on the equity method basis of accounting, as Symbid has the ability to exercise significant influence over the operating and financial policies of Kredietpaspoort through representation on the Kredietpaspoort board of directors and the combined voting interest of Symbid and its Executive Officers. With the exception of the investment by Symbid B.V. and Symbid Coop in April 2014, there have been no material transactions with Kredietpaspoort during the reporting period.

EQUIDAM

As of August 2013, the Company acquired a 10% interest in Equidam for an amount of $1,400 recorded in Investments in Associated Companies. As September 30, 2014, the Company currently has a 7% ownership in Equidam, as the initial investment was diluted through a subsequent round of seed funding. The Company is accounting for their investment in Equidam on the cost basis of accounting. There have been no material transactions with Equidam during the reporting period.

5- ACQUISITION

On July 29, 2014, our wholly owned subsidiary Symbid Holding, a limited liability Corporation in the Netherlands, acquired all the issued and outstanding shares of FAC B.V. in exchange for 2,750,000 shares of our restricted common stock. The sole asset of the FAC B.V. was a perpetual, worldwide, exclusive license to a software library of infrastructure technology, upon which we intend to develop a platform to enable cloud based financing solutions for small and medium sized enterprises, expanding on our current equity based crowdfunding solutions in the Netherlands. The asset assumed in the acquisition of the FAC B.V. does not meet the definition of a business and, therefore, has been accounted for as an asset acquisition.

The Company measured the fair value of the restricted shares issued as consideration in the acquisition of the FAC B.V. based on a weighted average fair value calculation using available observable inputs of recent arm’s length transactions in the Company’s recent private placement offering and, to a lesser extent, the publicly traded share price, resulting in a fair value of approximately $1,195,000. The total purchase price was allocated to the software library acquired in the acquisition. Transaction costs directly related to the acquisition of the software of approximately $17,000 incurred to acquire the software have been capitalized. The software was deemed to have a useful life of 7 years.

 6– INTANGIBLE ASSETS

Intangible assets consist solely of software obtained through the acquisition of the FAC B.V. As of September 30, 2014, software had carrying value of  $1,117,563, net of accumulated amortization of $27,258. There were no intangible assets at December 31, 2013. During the three and nine month period ending September 30, 2014, amortization expense related to the software totaled $27,258.

Estimated future amortization expense is approximately $41,000 for 2014 and approximately $164,000 annually through 2021.

7 - NOTES PAYABLE

	September 30, 2014	December 31, 2013
Working capital facility	$153,484	$187,371
Subordinated loan – related party	84,926	92,259
Total notes payable	$238,410	279,630
Less - Current Maturities	(132,895))	(41,657)
Notes payable, less current maturities	105,515	$237,973

Working Capital Facility

The Company has two credit facilities with the Rabobank, a national bank in the Netherlands.

The facility consists of the following two agreements:

1.
Long term loan for approximately $240,000, bears interest of approximately 6.4%, principal and interest payable quarterly. The loan decreases on a quarterly basis by approximately $10,000, starting on September 30, 2012. As of September 30, 2014, the loan balance was $153,484.

2.	A line of credit of approximately $80,000 with a floating interest rate of approximately 4.5% at December 31, 2013. The balance on the credit facility at September 30, 2014 was $0.

The working capital facility is secured by the following assets:

1.	Assets of the Company including receivables and intellectual property developed by the Company.

2.	Guarantee by principal members of management up to approximately $60,000.

3.	Guarantee by the Netherlands government for the remaining balance in a hypothetical liquidation.

Note Payable - Related Party

The Company issued two notes with an interest rate of 4% to a stockholder of the Company during 2012 for approximately $79,000 and $8,000. On March 1, 2013 the notes and accrued interest were converted into 736,450 shares of common stock valued at $85,681.

Subordinated Loan - Related Party

A stockholder of the Company has granted a loan of approximately $85,000 to the Company due on September 15, 2015 with interest only payments of 4% per annum. The loan is subordinate to the interests of the working capital facility and is unsecured.

Aggregate Maturity Schedule of Borrowings

The aggregate maturities of notes payable outstanding are approximately as follows:

THE TWELVE MONTHS ENDING September 30,
2015	$132,894
2016	38,375
2017	38,375
2018	28,766
$238,410

8 – CAPITAL STOCK

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

The following table displays the allocation of proceeds in connection with the PPO through September 30, 2014:

Gross proceeds from the PPO	$2,926,760
Issuance costs	(68,000)
Proceeds allocated to warranty liability	(570,268)
Proceeds allocated to common stock	$2,288,492

Each of the units sold in the PPO consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants are exercisable for a period of three years at a purchase price of $0.75 per share. As of September 30, 2014, the Company has issued 93,000 warrants to the placement agent as a commission. These warrants are exercisable for a period of three years at a purchase price of $0.50 (see Note 9).

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. As of September 30, 2014 there are 5,853,530 Investor and 93,000 Broker Warrants which are excluded on the aforementioned basis.

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

On September 2, 2014, the Company determined not to proceed with the purchase of the additional shares in Equidam, resulting in the cancellation of the 3,000,000 shares of common stock held in escrow.

2013 Equity Incentive Plan

Before the Share Exchange on December 6, 2013, the Board of Directors adopted and the stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of common stock to officers, key employees, consultants and directors. On July 24, 2014 the Company issued an aggregate of 1,003,500 restricted stock units to certain employee and non- employees under the 2013 Equity Incentive Plan. Refer to Note 11 on share based payments.

Common and Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

Private investment

The Company issued 3,198,414 shares of common stock valued at $378,223 for cash during the twelve months ended December 31, 2013. In addition the Company issued 3,098,736 shares of common stock in an initial closing of the PPO at December 6, 2013. In a second and third closing of the PPO, the Company issued 373,984 and 2,380,810 shares of common stock, respectively. Total funding through the PPO has amounted to $2,926,760, of which $68,000 was paid to placement agents and other parties related to issuance costs through the closing of the PPO. Of the $2,926,760 a fair value of $570,268 was attributed to the warrants issued with the common stock (see Note 9).

Stock issued for convertible notes payable

On March 1, 2013 the Company issued 736,450 shares of common stock valued at $85,681 in connection with the conversion of notes payable and accrued interest (see Note 7).

Noncontrolling Interests

The composition of the net loss attributable to noncontrolling interests is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Symbid Coop- 100%	$(14,631)	$(2,840)	$(29,652)	$(9,455)
Gambitious Coop- 37%	-	(5,231)	(602)	(17,946)
Total	$(14,631)	$(8,071)	$(30,254)	$(27,401)

Prior to the loss of control in Gambitious Coop in February 2014, the Company held a noncontrolling interest of 37%.

9– DERIVATIVE LIABILITY - WARRANTS

The fair value of 5,853,530 investor and 93,000 broker warrants issued, under which an aggregate of the 5,946,530 shares of the Company’s common stock may be purchased in connection with the PPO, totaled $570,268, of which $558,996 related to Investor Warrants and $11,272 related to Broker Warrants.

The Company uses a Monte Carlo simulation to estimate the fair value of the warrants. In order to estimate the fair value of the anti-dilution feature, the Company estimated the potential impact of future financing needs on the warrants. A Monte Carlo simulation is a method used to iteratively calculate the value of the warrants using simulated stock price paths over the life of the warrants. A summary of the assumptions used to estimate the fair value of the warrants including the anti-dilution feature as of September 30, 2014 and December 31, 2013 is as follows:

	September 30,	December 31,
	2014	2013
Investor Warrants
Implied starting stock price	$0.43	$0.42
Volatility	50%	55%
Drift	0.67%-0.89%	0.75%
Exercise price	$0.75	$0.75
Minimum exercise price	$0.01	$0.01
Warrant shares	5,853,530	3,098,736
Event date	December 31, 2014	September 30, 2014
Maturity	December 5, 2016 – May 20, 2017	December 5, 2016
Shares outstanding	31,573,100	34,268,736

	September 30,	December 31,
	2014	2013
Broker Warrants
Implied starting stock price	$0.43	$0.42
Volatility	50%	55%
Drift	0.67%-0.75%	0.75%
Exercise price	$0.50	$0.50
Minimum exercise price	$0.01	$0.01
Warrant shares	93,000	77,500
Event date	December 31, 2014	September 30, 2014
Maturity	December 5, 2016- February 5, 2017	December 5, 2016
Shares outstanding	31,573,100	34,268,736

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

The following table summarizes the activity in Derivative liability- warrants within long term liabilities for the period indicated:

	Nine Months Ended September 30, 2014
	December 31, 2013 Fair Value of Warrant Liability	Fair Value of Warrants Issued	Realized Gain on Fair value of Warrant Liabilities	September 30, 2014 Fair Value of Warrant Liability
Investor Warrants	$294,298	$262,521	$(159,977)	$396,842
Broker Warrants	9,364	1,854	(1,008)	10,210
Total	$303,662	$264,375	$(160,985)	$407,052

10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Account Description	September 30, 2014	December 31, 2013
Advisory and Professional Costs	$137,654	$172,051
Wage Tax Return	28,252	15,177
Development Costs	31,492	10,063
Penalty Waiver	14,630	-
Interest Payable	10,335	8,451
Holiday Pay Allowance/ Net Salary	8,480	17,648
Travel and Hotel Costs	-	15,272
Other Current Liabilities	23,838	18,266
Total	$254,681	$256,928

Included in Accrued expense and other current liabilities is an accrual of $ 14,630 which relates to contractual penalties incurred by the Company payable to participants in the PPO for delays in filing the Registration Statement on Form S-1 with the Securities and Exchange Commission.

11- SHARE BASED COMPENSATION PLANS

2013 Equity Incentive Plan

Under the 2013 Plan, 5 million shares of the Company’s common stock have been reserved for issuance to officers, employees, directors, consultants and advisors to the Company. The stock plan provides for grants of options, stock appreciation rights, performance share awards, restricted stock and restricted stock unit awards (“the Awards”).  Up to 1,666,666 shares may be granted during the first 12 months following the Share Exchange and the remaining 3,333,332 shares may be granted during the first 24 months following the Share Exchange. The vesting period for the Awards under the 2013 Plan is determined by the Board at the date of grant. No awards were granted to employees or non-employees during 2013.

On July 24, 2014 the Company issued an aggregate of 905,750 restricted stock units (RSUs) to 16 employees, including our four executive officers, and 97,750 shares to non-employee advisors and consultants under the 2013 Equity Incentive Plan. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. Each restricted stock unit issued to employees vests on June 30, 2015. The grant date fair value value of the RSUs was $.44 per share, which was measured based on a weighted average fair value calculation using available observable inputs of recent arm’s length transactions in the Company’s private placement offering and, to a lesser extent, the publicly traded share price.

The Company recognized share based compensation expense for employee Awards of approximately $80,000 for the three and nine month periods ended September 30, 2014, of which $77,000 and $3,000 was recorded in selling, general and administrative expenses and research and development, respectively.

Unrecognized compensation expense for unvested employee RSUs at September 30, 2014 was approximately $ 318,000, which is expected to be recognized over the remaining nine month vesting period. As of September 30, 2014, no employees forfeited RSUs awarded in 2014.

Non-employee Share Based Compensation

Share- based compensation expense related to restricted stock and restricted stock units (collectively ‘Non-Employee Awards’) granted to non- employees is measured at the fair value of consideration received or the fair value of the equity instruments issued or liabilities incurred, whichever is more reliably measured.  The cost of the share based payments to non- employees that are fully vested and non- forfeitable as at the grant date are remeasured and recognized at that date, unless there is a contractual term for services, in which case such compensation would be amortized over the contractual term. In addition to the shares granted on July 24, 2014 and during the 3 months ended September 30, 2014, the Company issued 90,000 shares of restricted common stock and 30,000 RSUs to non- employee advisors and consultants. Of the 217,750 Awards of restricted stock and restricted stock units issued to non-employees, 117,750 have vested as of September 30, 2014. As of September 30, 2014, no non-employees forfeited restricted stock or RSUs awarded in 2014.

The Company recognized share based compensation expense for non-employee share based awards of approximately $119,000 and $152,000 for the three and nine month periods ended September 30, 2014. For the three months ended September 30, 2014, share based compensation expenses related to non- employees of approximately $111,000 and $8,000 was recorded in professional expenses and selling, general and administrative expenses, respectively. For the nine months ended September 30, 2014, share based compensation expenses related to non-employees of approximately $140,000 and $12,000 was recorded in professional expenses and selling, general, and administrative expenses, respectively. As of September 30, 2014 and December 31, 2014, the Company has recorded approximately $110,000 and $ 0 in accrued expenses and other liabilities related to these non- employee share arrangements, which are either subject to continued contractual service conditions or have not been settled in common stock of the Company.

Unrecognized compensation expense for unvested non-employee RSUs at September 30, 2014 was approximately $44,000, which is expected to be recognized over a weighted average of 1.3 years.

Share Based Compensation

The following table shows a summary of share based compensation expense included in the consolidated statement of operations for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling, general and administrative	$85,872	$-	$89,722	$-
Professional fees	110,982	-	139,455	-
Research and development costs	2,656	-	2,656	-
Total	$199,510	-	$231,833	-

12 - RELATED PARTY TRANSACTIONS

Management Fees

For the three and nine months ended September 30, 2014, the Company compensated three members of its management team through management agreements with affiliates of these three members. During the first quarter of 2013, the Company compensated its three officers through management agreements with the affiliates of these officers. Following the Share Exchange on December 6, 2013, these three officers became salaried employees of Symbid Corp. During the three month and nine month periods ended September 30, 2014, total expenses recorded under these agreements were approximately $39,000 and $178,000, respectively. During three and nine month periods ended September 30, 2013, total expenses recorded under these agreements were approximately $39,000 and $43,000, respectively. As of September 30, 2014, and December 31, 2013, balances due under these agreements were approximately $30,533 and $0, respectively, and are included in accounts payable.

Other

See Note 7 for related party financing arrangements.

13 - COMMITMENTS

As of January 1, 2014, the Company entered into a new rental agreement for its corporate offices in the Netherlands. Rent payments totals $1,700 per month. The rental agreement has a term of two years. The annual commitment under this lease is approximately $20,000.

As of September 18, 2014, the Company entered into an Advisory Agreement with Capital Markets Group LLC to provide investor & public relations services for a 12 month period for approximately $5,000 per month. The Company has the option to cancel the contract after 5 months.

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

Company Background

The Company was launched in April 2011 with its headquarters in Rotterdam, The Netherlands, as one of the first three equity based crowdfunding forerunners worldwide. Entrepreneurs use the Company to obtain business growth funding from the crowd in exchange for a part of the equity of their company. Investors can participate for as little as $25.50, and become shareholders of start-up companies or growing businesses in need of capital.

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

Highlights

The following is a summary of our financial performance for the three and nine months ended September 30, 2014:

●
Consolidated revenue for the three and nine month periods ended September 30, 2014 totaled approximately $53,000 and $211,000 respectively, an increase of over 80% and 100% compared to the prior year periods.

●	For the three and nine months ended September 30, 2014, over 95% of our total revenues during both periods was attributable to core equity based crowdfunding activities.

●
For the three and nine months ended September 30, 2014, total selling, general and administrative expenses and professional fees totaled approximately $692,000 and $1,677,000, respectively, an increase of over 100% compared to the prior year periods.

●	Net cash used by operating activities totaled approximately $1,613,000 for the nine month period ended September 30, 2014 and cash on hand at September 30, 2014 was approximately $500,000.

Recent Developments and Trends

The Company’s continued focus on core crowdfunding activities following the portfolio rebalance in 2013 has contributed to the strong growth experienced in the first nine months of 2014. The growth in crowdfunding revenues is attributable to an increase in investors and propositions to the Symbid platform, as the market for the Company’s services in the Netherlands continues to grow. During the third quarter of 2014, the Company’s platform continues to attract higher profile propositions and more investors, resulting in higher than average success fees for the three and nine months ended September 30, 2014 when compared to the prior year. During the third quarter, the Company reached a significant milestone, successfully funding over $5,000,000 propositions since the Company’s inception in 2011.

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

Results of Operations

The following table sets forth our condensed consolidated statements of income data:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Crowd funding	$50,889	$22,979	$201,034	$53,387
Other	1,990	6,385	10,040	8,137
Total revenues'	52,879	29,364	211,074	61,524
Operating expenses
Selling, general and administrative	456,689	124,983	1,037,469	300,133
Professional fees	234,981	269,170	638,560	294,517
Research and development costs	111,693	11,223	256,441	36,335
Depreciation and amortization	29,409	325	30,077	975
Total operating expenses	832,772	405,701	1,962,547	631,960
Operating loss	(779,893)	(376,337)	(1,751,473)	(570,436)
Other income (expense)
Fair value adjustment derivative liability - warrants	75,972	-	160,985	-
Interest expense	(3,568)	(5,498)	(11,387)	(16,176)
Government subsidy	-	8,000	10,963	23,999
Equity in losses of Gambitious B.V. and Kredietpaspoort	(38,481)	(13,570)	(47,225)	(48,501)
Other income and expense	(4,050)	-	(20,183)	-
Total other income (expense)	29,873	(11,068)	93,153	(40,678)

Net loss	(750,020)	(387,405)	(1,658,320)	(611,114)

Net loss attributable to noncontrolling interests	(14,631)	(8,071)	(30,254)	(27,401)

Net loss attributable to Symbid Corp. stockholders	$(735,389)	$(379,334)	$(1,628,066)	$(583,713)

Basic and diluted net loss per common stock	$(0.02)	$(0.02)	$(0.06)	$(0.03)

Weighted average number of shares outstanding
Basic and diluted	30,741,624	22,692,867	27,175,652	22,104,541

Crowdfunding Revenues

Crowdfunding Revenues were approximately $51,000 and $201,000 for the three and nine month periods ended September 30, 2014 as compared to $23,000 and $53,000 for the three and nine month periods ended September 30, 2013. Crowdfunding revenues increased for the three and nine month periods ended September 30, 2014 by approximately $28,000 and $148,000, respectively, compared to the prior year periods.  The increase compared to the prior period is primarily attributable to i) increased numbers of investors and entrepreneurs on the Symbid platform ii) investments of the Company in the Symbid platform and iii) growth in the overall crowdfunding market in the Netherlands. The Company was in the early stages of building its crowdfunding platform during the three and nine month periods ended September 30, 2013. In early 2014, the Company released a redesign of its crowdfunding platform via its website with significant improvements to the aesthetics and functionality of its website, which has assisted with the acquisition of entrepreneurs and investors to the Symbid platform.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three and nine month periods ended September 30, 2014 by approximately $332,000 and $738,000 to $457,000 and $1,038,000 compared to $125,000 and $300,000 for the prior year periods. The increase is primarily attributable to higher salary costs and additional employees to support the Company’s growth and investment in the Symbid platform. The Company continues to invest in its future expansion outside of the Netherlands and hired additional employees to support the Company’s information technology strategy.

We anticipate that selling, general, and administrative expenses will continue to increase as a percentage of revenue as a result of planned increases in headcount and investments in the Symbid platform. We also anticipate increases in selling, general and administrative expenses in 2014 and 2015 due to share- based compensation expenses in connection with a grant to employees approved by the Board of Directors of Symbid Corporation in July 2014 and subsequent grants.

Professional Fees

Professional fees decreased for the three month period ended September 30, 2014 by approximately $34,000 and increased for the nine month period ended September 30, 2014 to $235,000 and $639,000 compared to $269,000 and $295,000 for the prior year periods. The decrease for the three month period ended is primarily attributable to legal and accounting fees associated with the Company’s private placement offering (“PPO”), which were higher in the prior year, as the Company commenced the private placement during the third quarter of 2013, which subsequently closed during the second quarter of 2014. The increase for the nine month period ended is primarily attributable to higher legal accounting fees associated with the Company’s second and third closings of the Company’s private placement offering which occurred during 2014.

We anticipate professional fees will remain a substantial percentage of the operating costs in 2014 and into 2015. We anticipate incurring these costs in relation to the Company’s continued listing on the OTC markets and planned expansion of the Company’s platform into other markets.

Research and Development

Research and development costs increased for the three and nine month periods ended September 30, 2014 by approximately $100,000 and $220,000 to $112,000 and $256,000 compared to $11,000 and $36,000 for the prior year periods. The increase is primarily attributable to investments in the Company’s platform and website features in 2014 which were not incurred during the prior year due to the stage of the Company in 2013. Further, following the technology acquisition of the FAC B.V., the Company is investing in the expansion of the Company’s current equity-based crowdfunding platform to develop a cloud- based financing solution for small and medium sized enterprises.

We anticipate an increase in hiring and related research and development costs as we continue to invest in the Symbid platform following the acquisition of the FAC B.V.

Other Income and Expenses

Total other income increased for the three and nine month periods ended September 30, 2014 by approximately $41,000 and $134,000 to income of $30,000 and $93,000 compared to $11,000 and $41,000 of total other expenses in the prior year period. The fluctuation is primarily attributable a non-cash decrease in the fair value of the warrant liability related to warrants issued in connection with the Company’s private placement offering resulting in non-cash income for the three and nine month periods ended September 30, 2014, which was not present in the prior year. The decrease in the warrant liability and resulting non-cash income was partially offset by higher losses in the Company’s investments in Gambitious and Kredietpaspport than compared to the same periods in the prior year.

Loss from Operations Before Noncontrolling Interests

We incurred net losses from operations of approximately $750,000 and $1,658,000, and $387,000 and $611,000, or the three and nine months ended September 30, 2014 and September 30, 2013, respectively. The increase in net losses was $362,000 and $1,047,000, respectively, for the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013. The increased in comparable losses was primarily due to increased legal, accounting and advisory costs in connection with PPO related activities and investments in the Company’s information technology infrastructure and equity based crowdfunding platform, which has only been partially offset by the significant growth in revenue in comparable periods.

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

At September 30, 2014, cash was approximately $500,000, other current assets excluding cash were $192,000 and we had working capital of $35,000. At the same time, we had current liabilities of approximately $656,000, which consisted principally of accounts payable and accrued expenses of $523,000 a significant portion of which are attributable to legal and compliance costs for PPO related activities during the period and the current portion of notes payable of $133,000. At December 31, 2013, cash was approximately $892,000 and we had other current assets excluding cash of $62,000. At the same time, we had current liabilities of approximately $448,000 which consisted principally of accounts payable and accrued expenses of $395,000, a significant portion of which are attributable to legal and compliance costs for PPO related activities during the period and the current portion of notes payable of $42,000. Our working capital at December 31, 2013 was approximately $506,000. The decrease in our liquidity position at September 30, 2014 compared to December 31, 2013 is primarily cash utilized in operations to fund the Company’s growth initiatives and expansion of the Company’s platform.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $1,613,000 for the nine months ended September 30, 2014, as compared to net cash used of $387,000 for the nine months ended September 30, 2013. The increase in net cash used in operations was primarily cash utilized for legal, advisory and accounting costs for PPO related activities during the period, as well as cash utilized for ongoing operations.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2014 and 2013, we used approximately $61,000 and $1,000, respectively, of cash in investing activities. The cash used in investing activities in the nine months ended September 30, 2014 quarter was primarily for investments in Gambitious and Kredietpaspoort.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2014 and 2013, cash flows from financing activities totaled $1,349,000 and $388,000, respectively. Cash flows from financing activities for the nine months ended September 30, 2014 primarily relate to proceeds received in connection with the second and third closing of the PPO, partially offset by repayments of notes payable. Cash flows from financing activities during the nine months ended September 30, 2013 primarily relates to proceeds received from private investors.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $3,629,000 as of September 30, 2014 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2014 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2014 our disclosure controls and procedures were not effective due to material weaknesses resulting from our Board of Directors not having any independent members and the fact that no member of our Board of Directors qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, controls were not designed and in place to insure that all required disclosures were originally addressed in our financial statements.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective July 24, 2014 we issued an aggregate of 905,750 restricted stock units under our 2013 Equity Incentive Plan to 16 employees including our four executive officers, who each received 130,000 restricted stock units. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. Each restricted stock unit vests on September 30, 2015. We are authorized to issue up to 5,000,000 shares pursuant to awards granted by us under the 2013 Equity Incentive Plan including up to 1,666,666 shares during the one year period ending December 5, 2014.

Effective July 24, 2014 we issued 68,000 restricted stock units under our 2013 Equity Incentive Plan to an advisor.  Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. 8,500 of the restricted stock units vest quarterly over a period of two years with the initial vesting date being September 30, 2014 and the final vesting dated being September 30, 2016.

In July 2014 we issued 8,750 shares to an advisor pursuant to an Advisory Agreement between us and the advisor dated April 12, 2014.

Effective July 24, 2014 we issued an aggregate of 21,000 restricted stock units under our 2013 Equity Incentive Plan to three advisors. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. 10,500 of the restricted stock units vest on September 30, 2014 and 10,500 of our restricted stock units vest on December 31, 2014.

Effective July 29, 2014 we issued 2,750,000 shares of our common stock to FAC 2 B.V., a Netherlands limited liability corporation pursuant to a Share Purchase Agreement dated July 29, 2014 among us, our wholly owned subsidiary, Symbid Holding B.V., and FAC 2 B.V.

In November 2014 we issued 90,000 shares of our common stock to Capital Markets Group LLC (“CMG”) pursuant to a September 18, 2014 Management Consulting Agreement between us and CMG.

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

On October 13, 2014 Philip Cooke notified us of his resignation, effective November 13, 2014 as our Chief Financial Officer and Treasurer. He subsequently agreed to extend the effective date of his resignation to November 14, 2014. The resignation of Mr. Cooke was not the result of any disagreement with us on any matter related to our operations, policies or practices.

On September 2, 2014 we determined not to proceed with the purchase of additional shares of Equidam Holding B.V. (“Equidam”), a Netherlands private limited liability corporation in which we presently hold an approximately 7% ownership interest.  Until August 2014, we held a 9% ownership interest in Equidam, which was diluted in connection with an equity financing by Equidam in which we determined not to participate.  As a consequence of the foregoing, the 3,000,000 shares of our common stock allocated to the prospective purchase of additional shares of Equidam delivered into escrow in connection with our December 6, 2013 Share Exchange Agreement with Symbid Holding B.V. and the former shareholders of Symbid Holding B.V., were returned to us and cancelled.  270,000 of the shares of our common stock delivered into escrow and allocated to our existing ownership interest in Equidam was distributed to the former shareholders of Symbid Holding B.V., subject to a 5% holdback to further secure the indemnification obligations of the former Symbid Holding B.V. shareholders under the Share Exchange Agreement.

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

SYMBID CORP.

November 14, 2014	By:	/s/ Korstiaan Zandvliet
Korstiaan Zandvliet
Chief Executive Officer

November 14, 2014	By:	/s/ Philip Cooke
Philip Cooke
Chief Financial Officer