Form 10-K
period 2014-12-31
SYMBID CORP.
filed 2015-03-25
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to  _________________________

Commission file number:  333-177500

SYMBID CORP.
(Exact name of registrant as specified in its charter)

Nevada	45-2859440
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Marconistraat 16, 3029 AK Rotterdam, The Netherlands
(Address of principal executive offices)	(Postal Code)

+31(0)108900400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☐

 (Note:  The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of June 30, 2014, there were 31,780,478 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding.  Of these, 23,758,122 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates on June 30, 2014 was $45,140,432 based upon a closing price of $1.90 per share on June 30, 2014.

As of March 17, 2015, there were 34,430,332 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

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

PART I

ITEM 1.   BUSINESS

Unless the context indicates otherwise, all references in this Annual Report to “Symbid,” the “Company,” “we,” “us” and “our” refer to Symbid Corp. and its wholly-owned consolidated subsidiary, Symbid Holding B.V., FAC B.V. a wholly owned subsidiary of Symbid Holding B.V., Symbid Germany GmbH, a 51% owned subsidiary of Symbid Holding B.V., Symbid Italia SPA, a 50.1% owned subsidiary of Symbid Holding B.V., Symbid B.V., a wholly owned subsidiary of Symbid Holding B.V. and direct and indirect subsidiaries of Symbid B.V. All references in this Annual Report to “Symbid Holding B.V.” refer solely to Symbid Holding B.V. and all references to Symbid B.V. refer solely to Symbid B.V.

Business Developments

Founded in The Netherlands in April 2011 as the provider of one of the first crowdfunding platforms, our business has evolved in 2015 into a fully integrated, data driven, user friendly online funding network (www.symbid.com) consisting of several products and services known as The Funding Network™. The Funding Network™ is intended to give small and medium sized entities (“SMEs”) direct access to all forms of finance, while offering investors full transparency on the potential risks and return of their portfolios and was developed in response to the following funding hurdles affecting entrepreneurs and investors in general and SMEs in particular:

●	Limited or no structured distribution channels for SME finance other than banks, increasing the mismatch between entrepreneurs and financiers;

●	No centralized platform for (alternative) financiers, making it difficult and inefficient to find the right financier at the right time;

●	No standardized data protocols for SME data, leading to costly and time-intensive (offline) screening and monitoring;

●	Limited financial skills of entrepreneurs leading to unnecessary inefficiencies and obstacles within the financing process; and

●	Decline in bank financing due to new regulations and recent financial crises, leaving a vacuum in the life cycle of SME financing.

In 2014, we established our company as a Dutch leader in equity-based crowdfunding having funded 60 small and medium sized enterprises (“SME”) with over €6.5 million (approximately $6.88 million) in total funding volume since inception and capturing 10% of the entire Dutch equity funding market for SME’s. Approximately $85,000 was raised through our reward or donation based crowdfunding platform with the majority of the funding ($6.8 million) being funded through our equity-based crowdfunding platform. In the 3 month period ending December 31, 2014 we added 2,000 new users to our community of 29,000 active investors.

Presently, all of the entrepreneurs making use of our crowdfunding platforms are located in The Netherlands and all of the investors are located in Europe with approximately 80% of such investors being located in The Netherlands. We do not presently provide equity based crowdfunding in the United States or to United States investors. The regulations governing equity based crowdfunding in the United States have not yet been adopted. There can be no assurance given that following the adoption of these regulations, we will be able to structure our United States crowdfunding operations, if any, in a manner that complies with such regulations.

Our online funding operations through The Funding Network™ are intended to address the decreasing availability of traditional bank financing options to SMEs in Europe and elsewhere. We are an early mover in online funding having developed in-house investing and monitoring technologies designed to create efficiently structured capital market funding solutions. We believe that we are presently the only European based online funding platform to offer proprietary equity, loan and high quality monitoring services to private SMEs. Certain competitors offer comparable funding services but do not include monitoring services. Others provide equity and loan funding services plus high quality monitoring services but do not currently possess a proprietary user base or internal payment method.

On December 8, 2014 we entered into an agreement (the ‘”Agreement”) with Fortion Holding B.V., a Netherlands limited liability corporation conducting its business under the trade name Credion (“Credion”). Credion provides financial advisory services in the Dutch small and medium enterprise (“SME”) markets and specializes in debt and equity financings for SMEs. The Agreement provides for a strategic alliance between us and Credion in which Credion’s extensive network of investors and entrepreneurs will be connected with each other through our online funding platform. Credion will process the funding for its SME clients through our platform resulting in monthly recurring revenue and transaction fees for us. The alliance is intended to provide more efficient access to capital for SMEs while greatly improving SME data monitoring standards for investors. SMEs utilizing the platform will have direct access to Credion’s investor clients as well as our investors.

Symbid Coöperatie U.A. is the contractor for all of our crowdfunding business in the Netherlands. We do not own or have any interest in Symbid Coöperatie U.A. Symbid Coöperatie U.A is a variable interest entity (“VIE”) which we, through Symbid B.V., effectively control through corporate governance rather than through any ownership. Because we own no interest in Symbid Coöperatie U.A., we have no right to receive any distributions from Symbid Coöperatie U.A. The revenues to us from Symbid Coöperatie U.A. come from administrative, success and management fees paid to us by Symbid Coöperatie U.A. Because of the corporate governance control structure, we consolidate the financial statements of Symbid Coöperatie U.A. with our own. If we were to lose control of Symbid Coöperatie U.A. through a loss of our majority vote on the members’ counsel of Symbid Coöperatie U.A., we would not be able to continue to consolidate the financial results of Symbid Coöperatie U.A. and this would have a negative impact on our financial condition and results of operations. For the fiscal years ended December 31, 2014 and 2013, approximately 96.8% and 84% of our revenues, respectively, were derived from Symbid Coöperatie U.A. For the years ended December 31, 2014 and December 31, 2013 we had net losses of $2,821,794, and $1,260,196, respectively.

In August 2014 we incorporated in Germany our subsidiary Symbid Germany GmbH. We contributed capital of $7,749 to this subsidiary, which is currently an entity without operations. During 2015 Symbid Germany GmbH is expected to start operations, however there can be no assurance this goal will be achieved.

Further to the planned European expansion of our equity crowdfunding operations, on February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi.  Through Symbid Italia, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs can connect, fund and grow together and to digitalize financial services for Italian small and medium enterprises. Symbid Italia represents the first stage of the European rollout of our crowdfunding platform outside of The Netherlands. In connection with the formation of Symbid Italia, we paid $ 284,525 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest. The roles and rights of the founding shareholders in managing and developing Symbid Italia are set forth in a 5-year Subscription and Shareholders’ Agreement (the “Agreement”). Banca Sella is an Italian bank with experience in online marketing and the development of distribution channels and innovative banking services. Mr. Pichi is the founder of several technology companies and has extensive executive management experience. The Agreement contains a non-compete provision, restrictions on share transfers, rights of first offer and tag along rights. It also provides for us to provide Symbid Italia with an exclusive royalty free license to use our name and intellectual property in connection with the funding of Italian companies. It further provides for Banca Sella to provide banking services to Symbid Italia. We expect to be providing equity crowdfunding services within 10 European countries by 2017.

Overview

We were incorporated as HapyKidz.com, Inc. in Nevada on July 28, 2011 with the intention to become an e-commerce marketplace that connects merchants to consumers by offering daily discounts on goods and services through a proprietary website. We were not successful in this endeavor.

On September 4, 2013, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name from HapyKidz.com, Inc. to Symbid Corp.

On December 6, 2013, we closed a share exchange (the “Share Exchange”) pursuant to which the 19 shareholders of Symbid Holding B.V. sold all of their capital stock in Symbid Holding B.V. to us in exchange for 21,170,000 shares of our common stock, $0.001 par value per share (the “Common Stock”). As a result of the Share Exchange, Symbid Holding B.V. became a wholly owned subsidiary of ours.

As the result of the Share Exchange, we were engaged in the business of creating and operating online, equity based crowdfunding platforms, through our wholly owned subsidiary, Symbid Holding B.V. Commencing in 2015, we expanded our operations to include an online platform for SME funding, connecting new and traditional sources of finance in one integrated network built around our technology.

In connection with the Share Exchange and pursuant to a December 6, 2013 Split-Off Agreement (the “Split-Off Agreement”), we transferred our pre-Share Exchange business to Holli Morris, our pre-Share Exchange majority stockholder, in exchange for the surrender by her and cancellation of 187,500,000 shares of our Common Stock.

As a result of the Share Exchange and Split-Off, we discontinued our pre-Share Exchange business and acquired the business of Symbid Holding B.V. and we have continued the existing business operations of Symbid Holding B.V. as a publicly-traded company under the name Symbid Corp.

Also on December 6, 2013, we completed an initial closing of a private placement offering of 3,098,736 units at $0.50 per unit, for aggregate gross proceeds of $1,549,368 (before deducting placement agent fees and expenses of the offering estimated at approximately $64,895). Each of these units consisted of one share of our common stock and one warrant to purchase one share of our common stock. The warrants are exercisable for a period of three (3) years at a purchase price of $0.75 per share. The private placement was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions provided by Regulation D and Regulation S promulgated by the SEC thereunder. The private placement was sold to “accredited investors,” as defined in Regulation D and/or to “non-U.S. Persons” in accordance with Rule 903 of Regulation S under the Securities Act.

On February 5, 2014, we completed a second closing of the private placement for aggregate additional gross proceeds of $186,992.

On May 20, 2014, we completed a third and final closing of the private placement for aggregate additional gross proceeds of $1,190,405.

The Share Exchange was treated as a recapitalization of the Company for financial accounting purposes and Symbid Holding B.V. was considered the acquiror for accounting purposes.

In accordance with “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Share Exchange have been replaced with the historical financial statements of Symbid Holding B.V. prior to the Share Exchange in our post Share Exchange filings with the SEC.

Prior to the Share Exchange, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result of the Share Exchange, we ceased to be a shell company.

On January 28, 2015, we completed the initial closing under a private placement offering in which we are offering shares of our common stock at a purchase price of $0.50 per share. In connection therewith, we sold 1,248,232 shares for aggregate proceeds of $624,116.

Although Symbid Holding B.V., Symbid B.V. and their subsidiaries maintain their books and records in their functional currency, the Euro (“EUR” or “€”), the currency of The Netherlands, for financial reporting purposes Symbid Corp. uses the United States dollar (“U.S. dollars,” “USD” or “$”). For purposes of describing metrics or certain business related numbers in the Business description or MD&A Section an exchange rate of $1.0588 for EUR 1 as of March 11, 2015 has been applied.

Share Exchange and Related Transactions

Share Exchange Agreement

On December 6, 2013 we, Symbid Holding B.V. and the shareholders of Symbid Holding B.V., entered into a Share Exchange Agreement (the “Share Exchange Agreement”), which closed on the same date. Pursuant to the terms of the Share Exchange Agreement, the 19 shareholders of Symbid Holding B.V. sold all of their capital stock in Symbid Holding B.V. to us in exchange for 21,170,000 shares of our Common Stock. As a result of the Share Exchange, Symbid Holding B.V. became a wholly-owned subsidiary of ours.

Prior to the Share Exchange, we ceased being an e-commerce marketplace that offered daily discounts on goods and services through a proprietary website and became a “shell company”.  Pursuant to the Share Exchange, we acquired the business of Symbid Holding B.V., to engage in the creation and operation of online investment “crowd funding” platforms.

At the closing of the Share Exchange, an aggregate of 11,400,000 shares of our Common Stock were issued to the holders of Symbid Holding B.V.’s common stock and 9,770,000 shares of our Common Stock were delivered in escrow, 600,000 of which were and are being held in escrow in accordance with the indemnification provisions of the Share Exchange Agreement. The remaining 9,170,000 shares in escrow were being held in connection with Symbid’s prospective acquisitions of additional interests in Gambitious B.V. and Equidam Holding B.V. On June 6, 2014 we determined not to proceed with the purchase of additional shares in Gambitious B.V. As a consequence thereof, 5,000,000 of the 9,170,000 shares, representing the shares which had been allocated to the prospective purchase of additional shares of Gambitious B.V. were returned from escrow and subsequently cancelled. An additional 300,000 shares allocated to our existing ownership interest in Gambitious B.V. at the time of the Share Exchange were similarly returned from escrow and subsequently cancelled due to the reduction in our indirect ownership interest in Gambitious B.V. from 18% to 12%. 600,000 of the shares of our common stock delivered into escrow and allocated to our existing ownership in Gambitious B.V. were distributed to the former shareholders of Symbid Holding B.V., subject to a 5% hold back to further secure the indemnification obligations of the former Symbid Holding B.V. shareholders under the Share Exchange Agreement. On September 2, 2014 we determined not to proceed with the purchase of additional shares of Equidam Holding B.V. We presently hold an approximately 7% ownership interest in Equidam Holding B.V. Until August 2014, we held a 9% ownership interest in Equidam Holding B.V., which was diluted in connection with an equity financing by Equidam Holding B.V. in which we determined not to participate.  As a consequence of the foregoing, the 3,000,000 shares of our common stock allocated to the prospective purchase of additional shares of Equidam Holding B.V. delivered into escrow were returned to us and cancelled.  270,000 of the shares of our common stock delivered into escrow and allocated to our existing ownership interest in Equidam Holding B.V. were distributed to the former shareholders of Symbid Holding B.V., subject to a 5% holdback to further secure the indemnification obligations of the former Symbid Holding B.V. shareholders under the Share Exchange Agreement. Accordingly, an aggregate of 643,500 shares are presently being held in escrow pursuant to the indemnification provisions of the Share Exchange Agreement.

On February 9, 2015, we sold our remaining 12% interest in Gambitious B.V. for €18,000 due to Gambitious B.V. having incurred continuing losses in 2014, Gambitious B.V. having switched its business focus to that of the publishing of games, Gambitious B.V. requiring capital contributions from its existing owners and Gambitious B.V. no longer constituting a strategic fit with our evolving operations.

The Share Exchange Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions.  Breaches of the representations and warranties are subject to customary indemnification provisions, subject to specified aggregate limits of liability.

In connection with the Share Exchange, the parties took all actions necessary to ensure that the Share Exchange is treated as a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended.

The issuance of shares of our common stock to holders of Symbid Holding B.V.’s capital stock in connection with the Share Exchange was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering and/or Regulation S promulgated by the SEC under that section. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements, and certain of these securities are subject to further contractual restrictions on transfer. See “Lock Up Agreements and Other Restrictions.”

We also agreed not to register under the Securities Act the resale of the shares of our common stock received in the Share Exchange by our officers, directors and key employees and holders of 10% or more of our common stock for a period of two years following December 6, 2013.

Escrow Provisions

Following the December 6, 2013 closing date of the Share Exchange, we delivered to Gottbetter & Partners, LLP (the “Escrow Agent”) certificates (issued in the name of the Escrow Agent) representing (i) 600,000 shares of our common stock (the “Indemnification Escrow Shares”) for the purpose of securing the indemnification obligations of the Symbid Holding B.V. Stockholders named in the Share Exchange Agreement and (ii) 9,170,000 shares of our common stock (the “Acquisition Escrow Shares”) in connection with our proposed acquisitions of the balance of Gambitious B.V. and Equidam Holding B.V., Netherlands private limited liability corporations in which Symbid Holding B.V. holds indirect minority ownership interests. In connection with our determination not to proceed with the purchase of additional shares of Gambitious B.V. and the reduction of our indirect ownership interest in Gambitious B.V. from 18% to 12%, in June 2014 5,300,000 of the 9,170,000 Acquisition Escrow Shares were returned from escrow and cancelled. In connection with our determination not to proceed with the purchase of additional shares of Equidam Holding B.V. in September 2014 3,000,000 of the Acquisition Escrow Shares were returned from escrow and cancelled. The 600,000 and 270,000 shares, respectively, delivered into escrow and allocated to our existing ownership in Gambitious B.V. and Equidam Holding B.V. were distributed to the former shareholders of Symbid Holding B.V., subject to a 5% hold back to further secure the indemnification obligations of the former Symbid Holding B.V. shareholders under the Share Exchange Agreement. CKR Law LLP is presently serving as escrow agent. An aggregate of 643,500 shares are presently being held in escrow for indemnification purposes.

Zomer B.V., Gastropoda Equus B.V., Arena Amnis B.V., and Sanden Beheer B.V., each of which is a pre-Share Exchange officer and/or director of Symbid Holding B.V. and a pre-Share Exchange shareholder of Symbid Holding B.V. (the “Escrowing Company Shareholders”) delivered the Indemnification Escrow Shares on behalf of themselves and the other shareholders of Symbid Holding B.V.

Split-Off

Upon the closing of the Share Exchange, under the terms of a split-off agreement and a general release agreement, we transferred all of our pre-Share Exchange operating assets and liabilities to our wholly-owned special-purpose subsidiary, Symbid Split Corp., a Delaware corporation (“Split-Off Subsidiary”), formed on October 14, 2013. Thereafter, pursuant to the split-off agreement, we transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to Holli Morris, the pre-Share Exchange majority stockholder of the Company, and a former sole officer and director of the Company (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 187,500,000 shares of our Common Stock held by Ms. Morris (which were cancelled and resumed the status of authorized but unissued shares of our common stock) and (ii) certain representations, covenants and indemnities.

Pursuant to the terms of the Split-Off Agreement between Ms. Morris and us and as detailed therein, at the closing of the Split-Off, we transferred all assets and liabilities of our pre-Share Exchange legacy business to Ms. Morris. Prior to the closing of the Share Exchange and Split-Off, Ms. Morris entered into a settlement and release agreement with us dated March 8, 2013, pursuant to which she forgave an aggregate of $45,500 in Company liabilities outstanding as of that date relating to cash loaned and advances made by her to us and to accrued management fees due her. Pursuant to the terms of the Split-Off Agreement, Ms. Morris also assumed and undertook to pay $44,584 in accounts payable and accrued liabilities outstanding as of March 8, 2013 relating to general expenditures, administrative expenses and professional fees of ours. Ms. Morris surrendered all of her shares in the Company to us for cancellation as a condition of the completion of the Share Exchange.

The 2013/2014 Private Placement Offering

Concurrently with the closing of the Share Exchange and in contemplation of the Share Exchange, we held a closing of our private placement offering in which we sold 3,098,736 units of our securities, at a price of $0.50 per unit. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock. The warrants are exercisable for a period of three years at an exercise price of $0.75 per share.

The units sold in the private placement offering have anti-dilution protection such that if within twelve months after the closing we issue additional shares of our common stock or common stock equivalents (subject to customary exceptions) for a consideration per share less than the purchase price of the units (the “Lower Price”), each investor in the private placement offering will be entitled to receive from us additional units in an amount that, when added to the number of units initially purchased by such investor, will equal the number of units that such investor’s private placement offering subscription amount would have purchased at the Lower Price. The investor warrants include “weighted average” anti-dilution protection for a period of twelve months from the closing of the private placement offering, subject to customary exceptions, including but not limited to, issuances under our 2013 Plan (defined below).

As a result of the first closing of the private placement offering, we received gross proceeds (before deducting commissions and expenses of the private placement offering) of $1,549,368. The private placement offering was conducted on a “best efforts” basis. This closing of the private placement offering and the closing of the Share Exchange were conditioned upon each other.

We paid the placement agent in the private placement offering, Gottbetter Capital Markets, LLC, a registered broker-dealer, a cash commission of 10% of the gross funds raised from investors in the private placement offering introduced by the placement agent.  In addition, the placement agent received warrants exercisable for a period of three years to purchase a number of shares of our common stock equal to ten percent of the number of units sold in the private placement offering to investors introduced by the placement agent, with a per share exercise price of $0.50. The placement agent received fifty percent of the cash fee and warrants for investors in the private placement offering introduced by FireRock Capital, Inc. The placement agent did not receive any cash fees or warrants for private placement offering investors who were pre-Share Exchange shareholders of Symbid Holding B.V. or private placement offering investors who were introduced by Symbid B.V. or affiliated persons. As a result of the foregoing arrangements, with respect to the first closing, the placement agent was paid an aggregate commission of $35,250 and was issued warrants to purchase an aggregate of 77,500 shares of our common stock.

We agreed to indemnify the placement agent and its sub-agents to the fullest extent permitted by law, against certain liabilities that may be incurred in connection with the private placement offering, including certain civil liabilities under the Securities Act, and, where such indemnification is not available, to contribute to the payments the placement agent and its sub-agents may be required to make in respect of such liabilities.

On February 5, 2014, we conducted a second closing of the private placement offering in which we sold an additional 373,984 units for aggregate gross proceeds of $186,922. As a result of this closing, the placement agent was paid $7,750 in additional aggregate commissions and was issued warrants to purchase an additional 15,500 shares of our common stock.

On May 20, 2014 we conducted a third and final closing of the private placement offering in which we sold an additional 2,380,810 units for aggregate gross proceeds of $1,190,405. In connection with this closing, the placement agent was not paid additional commissions or issued additional warrants to purchase additional shares of our common stock.

Registration Rights

In connection with the private placement offering, we entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we filed a registration statement on Form S-1 with the SEC covering (a) the shares of common stock issued in the private placement offering, and (b) the shares of common stock issuable upon exercise of the private placement offering warrants (but not including the shares of common stock underlying the private placement offering placement agent warrants) (the “Registration Statement”). The Registration Statement was declared effective on July 11, 2014.

If we were late in filing the Registration Statement or if the Registration Statement was not declared effective within one hundred eighty days of filing with the SEC, monetary penalties become payable by us to the holders of registrable common stock that had not been so registered at a rate equal to one percent of the private placement offering price per share for each full month that (a) we were late in filing the Registration Statement, or (b) the Registration Statement was late in being declared effective by the SEC; provided, however, that in no event would the aggregate of any such penalties exceed ten percent of the purchase price per unit. We did not file the Registration Statement until May 21, 2014 and consequently we incurred late filing penalties in the approximate amount of $15,000.

We further agreed to keep this Registration Statement “evergreen” for two years from the date it was declared effective by the SEC, or until Rule 144 of the Securities Act was available to the holders of registrable shares with respect to all of their shares, whichever is earlier.

In any follow-on “best efforts” private placement offering of our securities that provides for registration rights, the investors in the private placement offering are entitled to “piggyback” registration rights.

In addition, for a period of twenty-four months following December 6, 2013 we agreed that we would not register or take any action to facilitate registration, under the Securities Act, of the shares of our common stock issued pursuant to the Share Exchange to the “Restricted Holders,” as defined below. The above restriction does not prohibit us from registering on Form S-8 Common Stock issued under the 2013 Plan (as defined below), as and to the extent permitted under the Securities Act, to persons other than Restricted Holders (as defined below).

2013 Equity Incentive Plan

Before the Share Exchange, our Board of Directors adopted, and our stockholders approved, our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of our Common Stock to officers, key employees, consultants and directors.

Effective July 24, 2014 we issued an aggregate of 905,750 restricted stock units under our 2013 Equity Incentive Plan to 16 employees including our four executive officers, who each received 130,000 restricted stock units. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. Each restricted stock unit vests on June 30, 2015. 140,000 of the restricted stock units were cancelled during 2014.

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

Effective July 24, 2014 we issued an aggregate of 21,000 restricted stock units under our 2013 Equity Incentive Plan to three advisors. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. 10,500 of the restricted stock units vested on September 30, 2014 and 10,500 of our restricted stock units vested on December 31, 2014. See “Market Price of and Dividends on Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans” below for more information about the 2013 Plan.

Effective August 15, 2014, we issued an aggregate of 30,000 restricted stock units under our 2013 Equity Incentive Plan to an advisor.

Effective October 1, 2014, we issued an aggregate of 82,000 restricted stock units under our 2013 Equity Incentive Plan to four advisors.

Effective November 1, 2014, we issued an aggregate of 15,500 restricted stock units under our 2013 Equity Incentive Plan to two employees.

Departure and Appointment of Directors and Officers

Our Board of Directors is authorized to consist of five members and currently consists of two members, leaving three vacancies. On December 6, 2013, Noah Levinson, our sole director before the Share Exchange, resigned his position as a director, and Korstiaan Zandvliet and Robin Slakhorst were appointed to the Board of Directors.

Also on December 6, 2013, Mr. Levinson, our President, Secretary, Treasurer and sole officer before the Share Exchange, resigned from these positions, and Korstiaan Zandvliet was appointed as our Chief Executive Officer and President, Maarten van der Sanden was appointed as our Chief Financial Officer, Chief Operating Officer and Treasurer and Robin Slakhorst was appointed as our Secretary and our Chief Commercial Officer by the Board. On April 15, 2014 Maarten van der Sanden resigned as our Chief Financial Officer and Treasurer and Philip J. Cooke was appointed to fill these vacated positions. Effective November 14, 2014, Philip J. Cooke resigned as our Chief Financial Officer and Treasurer. Effective March 16, 2015, Maarten van der Sanden was appointed as our Chief Financial Officer on an interim basis.  See “Management – Directors and Executive Officers” for information about our directors and executive officers.

Lock-up Agreements and Other Restrictions

In connection with the December 6, 2013 Share Exchange, each of our executive officers and directors named above and each person holding 10% or more of our common stock after giving effect to the Share Exchange, the Split-Off and the private placement offering (the “Restricted Holders”), holding at that date in the aggregate 11,832,892 shares of our common stock, entered into agreements (the “Lock-Up and No Shorting Agreements”), whereby they are restricted for a period of 24 months after the Share Exchange from certain sales or dispositions of our common stock held by them immediately after the Share Exchange, except in certain limited circumstances (the “Lock-Up”).

Further, for a period of 24 months after the Share Exchange, each Restricted Holder agreed in the Lock-Up and No Shorting Agreements to be subject to restrictions on engaging in certain transactions, including effecting or agreeing to effect short sales, whether or not against the box, establishing any “put equivalent position” with respect to our common stock, borrowing or pre-borrowing any shares of our common stock, or granting other rights (including put or call options) with respect to our common stock or with respect to any security that includes, relates to or derives any significant part of its value from our common stock, or otherwise seeks to hedge his position in our common stock.

Additionally, a non-Restricted Holder, agreed to a Lock-Up for a period of 12 months of 1,000,000 shares of our common stock owned by him which Lock-Up expired on December 6, 2014.

Forward Stock Split

We effected a 25-for-1 forward stock split on our common stock in the form of a dividend with a record date of September 16, 2013 and a payment date of September 17, 2013. All share amounts referenced in this Annual Report, including those applicable to periods prior to the forward stock split, give effect to the forward stock split unless otherwise indicated.

FAC B.V. Acquisition

On July 29, 2014, we entered into a Share Purchase Agreement with our wholly owned subsidiary, Symbid Holding B.V., and FAC 2 B.V., a limited liability corporation incorporated in The Netherlands.  Pursuant to the Share Purchase Agreement, we acquired FAC B.V. (“Acquiree”), a limited liability corporation incorporated in The Netherlands from FAC 2 B.V. in exchange for 2,750,000 shares of our restricted common stock.  Acquiree owns a perpetual, worldwide, exclusive license to infrastructure technology upon which we have developed a platform to enable cloud based financing solutions for small and medium sized enterprises, expanding on our current equity based crowdfunding solutions in the Netherlands.  Acquiree was formed by FAC 2 B.V. for the specific purpose of holding the license and has no customers, employees, operations or revenues.  Acquiree’s only assets are its proprietary software and technology.  Prior to our acquisition of Acquiree, (i) a contract employee of ours who is a member of Symbid B.V. (a wholly owned subsidiary of Symbid Holding B.V.) management and is also the managing director of a 5% shareholder of ours indirectly owned 20% of Acquiree; (ii) a contract employee of ours who is a member of Symbid B.V. management indirectly owned 20% of Acquiree; and (iii) a minority shareholder of ours indirectly owned 10% of Acquiree.

Fortion Agreement

On December 8, 2014 we entered into an agreement (the ”Agreement”) with Fortion Holding B.V., a Netherlands limited liability corporation conducting its business under the trade name Credion (“Credion”). Credion provides financial advisory services in the Dutch small and medium enterprise (“SME”) markets and specializes in debt and equity financings for SMEs. The Agreement provides for a strategic alliance between us and Credion in which Credion’s extensive network of investors and entrepreneurs will be connected with each other through a new, online funding platform of ours. Credion will process the funding for its SME clients through our platform resulting in monthly recurring revenue and transaction fees for us. The alliance is intended to provide more efficient access to capital for SMEs while greatly improving SME data monitoring standards for investors. SMEs utilizing the platform will have direct access to Credion’s investor clients as well as our investors.

We will charge SMEs utilizing the platform a service fee for the start package related thereto (€350) with part of such fee being utilized to purchase advisory services from Credion in its capacity as a preferred supplier.

Financing proposals generated by Credion within the platform can be offered to investors (i) by means of a private placement with the professional financing parties affiliated by service level agreements or (ii) by means of an offer on the online direct funding platform enabling investors to invest online utilizing standardized financial products. For (i) above, the settlement of potential transactions will be finalized outside of the platform. For successful transactions under (ii) above, a percentage of the applicable success fee will be paid to Credion. Financiers will be encouraged, but not required, to purchase monitoring services from us. The financier will pay us a monthly fee for such monitoring services. Entrepreneurs that are introduced to the platform by us will be charged a fee of €300 for a monitoring start package.

The Agreement provides that commencing January 1, 2015 all financings facilitated and brokered by Credion and its advisors will be registered on our platform. In connection therewith, Credion will add us on a best efforts basis as a contractual party to all service level agreements it has signed and will sign. Notwithstanding the foregoing, Credion has the right to utilize other direct online funding platforms. Similarly, we have the right to facilitate financings brokered by other corporate finance companies, but we must continue to offer the Credion services within the financing process via our platform on a preferred supplier basis.

As consideration for Credion’s obligations under the Agreement, we issued 1,500,000 shares of our restricted common stock to Credion following execution of the Agreement. For the period January 1, 2015 through December 31, 2017, we are required to issue up to an additional 1,000,000 shares of our restricted common stock to Credion, up to 250,000 of which shares are payable as at December 31, 2015 for the period January 1, 2015 through December 31, 2015, up to 500,000 of which shares are payable as at December 31, 2016 for the period January 1, 2016 through December 31, 2016 and up to 250,000 of which shares are payable as at December 31, 2017 for the period January 1, 2017 through December 31, 2017. The number of shares to be issued for each of 2015, 2016 and 2017 will be based upon the number of monitoring start packages of €300 times the number of companies purchasing those packages from us that have been introduced to us by Credion.

SME entrepreneurs will be charged a success fee equal to 5% of the amount raised from the direct online funding platform, 20% of which will be payable to Credion. For private placements with SME entrepreneurs introduced by us, SME entrepreneurs will be charged a success fee of €250. If the entrepreneur has been introduced through the Credion network, no success fee will be charged on the private placement.

Symbid Overview Corporate Structure

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

It is Symbid Coöperatie U.A.’s status as a VIE that allows Symbid B.V. to consolidate the financial statements of Symbid Coöperatie U.A. as if Symbid Coöperatie U.A. were a subsidiary of Symbid B.V. If Symbid B.V. were no longer able to maintain effective control over Symbid Coöperatie U.A., it would no longer be able to consolidate Symbid Coöperatie U.A.’s financial results with its own. As of December 31, 2014, Symbid B.V.’s fiscal year end, approximately 96.8% of Symbid B.V.’s revenues were derived from the VIE. We rely on the administrative, success and management fees paid by Symbid Coöperatie U.A. to Symbid B.V. For the year ended December 31, 2013, these fees totaled: Administrative - $15,231, Success - $38,504 and Management - $5,584. For the year ended December 31, 2014, these fees totaled: Administrative - $95,231, Success - $186,949 and Management - $5,346. For the years ended December 31, 2014 and 2013 Symbid Coöperatie U.A. recognized other income derived from a government grant totaling $5,000 and $15,000, respectively.

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

Although Symbid B.V. determined that for purposes of maximizing its crowdfunding operations in The Netherlands, it would operate through Symbid Coöperatie U.A. and Symbid Foundation, Symbid B.V. has not concluded that this organizational structure should be used for the future introduction of the Symbid crowdfunding platform in other countries.

The intellectual property (“IP”) underlying Symbid B.V.’s crowdfunding platform is not owned by Symbid B.V.  It is owned by Stichting Symbid IP Foundation, a Dutch foundation that was formed in October 2013 to hold that property as part of Symbid’s restructuring.  In addition to the software IP relating to the crowdfunding platform technology, Stichting Symbid IP Foundation’s IP consists primarily of two internet domain names (www.symbid.com and www.symbid.nl) and does not include any patents. Stichting Symbid IP Foundation licenses the crowdfunding platform technology to Symbid Holding B.V. on a perpetual, exclusive basis. Symbid Holding B.V., in turn, licenses the technology, on a perpetual basis, to Symbid B.V. which has sublicensed the technology to Symbid Coöperatie U.A. for use in The Netherlands. Without the primary license of the crowdfunding platform technology from Stichting Symbid IP Foundation, Symbid would not be able to continue its business. By transferring the Symbid crowdfunding technology to Stichting Symbid IP Foundation, Symbid believes that it has insulated and protected that property from various types of claims that otherwise might possibly arise if the property had remained in a corporate entity.

Our subsidiary, FAC B.V. is the owner of the perpetual, worldwide, exclusive license to infrastructure technology upon which we have developed a platform to enable cloud based financing solutions for small and medium sized enterprises, expanding on our current equity based crowdfunding solutions in the Netherlands.

How the Symbid Equity Crowdfunding Platform Works

Symbid provides an online platform where companies and individuals are able to submit business propositions for funding by individual investors. Individuals and companies register their business propositions with the online Symbid crowdfunding platform operated by Symbid Coöperatie U.A. and become “Class B Members” of Symbid Coöperatie U.A. and control one vote, as a group, within the Symbid Coöperatie U.A. members’ council. The entrepreneur indicates how much capital (“Target Funding”) is required to start or grow his (or her) business and, once the business proposition is approved by Symbid, that information is published on the Symbid website along with a description, including video and power point presentations as provided by the entrepreneur, of the entrepreneur’s business proposition. The entrepreneur sets a date by which the Target Funding is expected to be reached (“Funding Deadline”) and the proposition is only funded if the Target Funding is reached. A Funding Deadline may be extended for up to 180 days if the Target Funding is not successful within the original Funding Deadline. The entrepreneur can offer the business proposition to a select group of invitees or open the offering to the entire Symbid community. Once the Target Funding is reached, the business proposition is funded and the entrepreneur pays a 5% success fee to Symbid Coöperatie U.A.

Individual investors (currently limited to residents of the European Union) review Symbid’s crowdfunding website to search for propositions they believe could be viable investments for them. Prospective investors have access on the Symbid crowdfunding website to basic information about the various business propositions being offered without having to register or open an account on the Symbid platform. If a prospective investor wants access to more information, including detailed financial information, about a business proposition offered on the Symbid platform, that person is required to register with Symbid and to open an account on the Symbid platform.

Once a person registers with Symbid, if he (or she) wants to invest in one or more business propositions on the Symbid platform, that person purchases “e-money” by depositing a certain amount of funds with the Symbid platform. These funds are held in a segregated trust account by Intersolve, an electronic money institution regulated by the Dutch Central bank and the Dutch Financial Markets Authority. Once an investor opens an account and buys e-money, that investor becomes a “Class A Member” of Symbid Coöperatie U.A. Class A Members, as a group, control one vote within the Symbid Coöperatie U.A. members’ council. Electronic money (e–money) is an electronically (including magnetically) stored monetary value, represented by a claim on the issuer, which is issued on receipt of funds for the purpose of making payment transactions, and which is accepted by a person other than the electronic money issuer.

On Symbid’s website, an investor sees his (or her) e-money in the investor’s account in a digital wallet, an electronic device that allows an individual to make electronic purchases, payments and, in Symbid’s case, investments. Symbid Coöperatie U.A. charges investors an administration fee of 2.5% (3% including VAT) of investment funds deposited into an electronic wallet.  Investors can invest in a proposition with a minimum investment of € 20 ($21) up to a maximum of € 20,000 ($21,100) and each business proposition can be funded up to a maximum of € 2.5 million ($2.65 million).

Until a particular business proposition’s Target Funding is reached, an investor can freely withdraw his (or her) investment from one proposition and invest it in another proposition. However, when the Target Funding is reached, investments are fixed and can no longer be withdrawn.  Withdrawn funds are returned to an investor’s electronic wallet and any e-money remaining in an electronic wallet can either be invested in other business propositions on the Symbid platform or redeemed from Intersolve and returned to an investor’s personal bank account. Until December 1, 2014, Intersolve charged investors a flat fee of € 20 ($21) for redemption. For each redemption requested after December 1, 2014, Symbid will be charged €15 ($16), this should be seen as a service from Symbid to their investors in order to make it as easy as possible for money transactions to be processed on the platform.

When a proposition is fully funded, that is, the Target Funding is reached, all investors are gathered into one single purpose investment vehicle, a Dutch limited liability cooperative which operates independent of Symbid Coöperatie U.A. The entrepreneur being funded is a member of the cooperative as the entrepreneur is required to make the minimum contribution to the cooperative associated with its proposition, or € 20 (approximately $21). The entrepreneur’s voting rights as an investor for its equity investment are the same as other investors within the cooperative, commensurate with its pro rata investment in the cooperative. Each membership interest, whether it is the membership of the entrepreneur or an investor, shares the same voting rights. Subsequently, that entity buys, with the Target Funding, a predetermined number of shares in the equity capital of the entrepreneur’s existing or newly established legal entity. This process occurs online. The cooperative has the same level of rights in the entrepreneur’s business as a direct equity investor commensurate with its ownership percentage in the target company; however, the voting interests are exercised through the directors of the cooperative elected by members of the cooperative.

At the outset of a crowdfunding campaign, the entrepreneur must identify a minimum of two investors, generally two investors that have contributed the most significant amount to the crowdfunding proposition, to serve as founders and directors of the investor cooperative. If a proposition becomes fully funded, the cooperative is formally incorporated and the entrepreneur and two investor designees are nominated to the Board of Directors. During the formal incorporation of the cooperative, the investors have the ability to dismiss the proposed directors and/ or nominate additional members of the cooperative to become directors. This formal ratification process of the Board of Directors is subject to the approval through voting rights of the members of the cooperative during the incorporation of the cooperative. The cooperative must have a minimum of three directors and there is no maximum number of directors. A director of the cooperative must also be a member of the cooperative. Investors in the cooperative have the opportunity at the Annual General Meeting of Members of the cooperative to propose a resolution for additional directors or dismiss existing directors.

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
Ability to transfer securities to third parties, dependent on contractual agreements with the private companies
Significant restrictions on the transferability of memberships, which can only be made to members within the cooperative, subject to the approval of the cooperative’s Board of Directors. No ability to transfer securities to third parties

Members of an investor cooperative are limited to transferring or selling their membership interests only to other registered members within the cooperative. Once a crowdfunding proposition is completed, the investor can obtain a membership register for all investors included in the cooperative upon request to the Board of Directors of the cooperative to pursue the sale of that investor’s membership interests to another cooperative member. Should a member within an investor cooperative decide to sell its membership interests, approval of the cooperative’s Board of Directors is required. The buying and selling parties would agree upon a selling price, after which a transfer agreement is required to be executed and consideration paid by the buyer. In addition, the Board of Directors of the cooperative would have to document its approval of the transfer.  Membership interests in an investor cooperative cannot be sold, transferred, or otherwise assigned unless the buyer is also a member of the cooperative. Should a member within an investor cooperative decide to sell its membership interests, approval of the cooperative’s Board of Directors is required. The buying and selling parties would agree upon a selling price, after which a transfer agreement is required to be executed and consideration paid by the buyer. In addition, the Board of Directors of the cooperative would have to document its approval of the transfer.  Membership interests in an investor cooperative cannot be sold, transferred, or otherwise assigned unless the buyer is also a member of the cooperative.

Subsequently, if a new round of funding is required by the entrepreneur’s company, the entrepreneur can decide whether or not to utilize the Symbid platform again or raise funds from outside the Symbid platform. In both of the aforementioned cases, the investment of the initial investors through the cooperative would become diluted. Investors can receive a return on their investments in the investor cooperative through (i) the sale of the target company by the entrepreneur as a result of which the investor cooperative would receive selling shareholder consideration, (ii) dividends paid to investors, including to the investor cooperative, by the target company, or (iii) the buy-back of shares issued to and held by the investor cooperative. For each of these scenarios, investors in the cooperative would receive a pro rata return of their investments in the target company.

On the Symbid platform, users who invest in an entrepreneurial venture not only become owners, but become part of a community with the entrepreneur. The entrepreneur and the investors gain access to each other on the Symbid platform through a secured online collaboration community. People within the collaboration community know who else invested in the business proposition and together they can join forces to advise and assist the funded company. This online community offers various collaboration tools to actively manage and monitor the progress of the company and enables investors to interact with the entrepreneur or the entrepreneur’s management team. Usage of the online community is voluntary at the election of the entrepreneurs and investors.

Market Need - The Problem Definition

Small and Medium-sized Enterprises (“SMEs”) are crucial engines of economic growth, job creation and social cohesion. In many countries SMEs represent approximately 99% of all business entities. However, entrepreneurs and investors in the SME backbone of our economies experience obstacles and barriers when seeking to connect, fund and grow. Recent financial crises and stricter banking regulations are contributing to this vacuum in the life cycle of SME financing. Access to capital remains one of the biggest challenges in the creation, survival and growth of SMEs.

The recent global credit crunch has decreased the access to capital for small and medium-sized businesses according to a report recently released by the Organization for Economic Co-operation and Development (the “OECD”). The report ‘Financing SMEs and Entrepreneurs 2012: An OECD Scoreboard’ analyzed data from 18 countries, and found that business loans to SME’s in the countries surveyed fell sharply during the recession of 2008 and, although these loans picked up somewhat in 2010, as of 2013 they had failed to surpass their 2007 levels. Loan conditions for SMEs include shortened maturities and increased demands for collateral. Venture and growth capital also suffered a big drop during the period covered by the OECD report. The banking sector, a natural source of debt financing for start-up and growing companies, has to comply with new requirements and legislation as a result of past bad practices and the recent financial crisis.

The availability of finance for European small businesses has failed to improve along with the slow economic recovery since the 2008 financial crisis. This suggests the current ‘equity gap’ facing SMEs is caused by deeper, structural issues in the way small business are funded. The Survey on the Access to Finance of Enterprises (SAFE), published annually by the European Commission and European Central Bank, states that in 2014 the availability of bank loans for early-stage SMEs across the European Union declined by a further 8% in an already difficult funding climate. The SAFE report indicates that 30% of early-stage SMEs across the European Union were rejected for bank financing in 2014, with little or no possibility of future negotiations. In the Netherlands, where Symbid was incorporated in 2011, 39% of all SMEs were rejected by banks in 2014 – the highest rejection rate in the European Union. Clearly, the role of banks as a provider of debt financing to SMEs has significantly decreased over the past few years. It is expected that this role will decrease further in the coming years with the credit crunch reaching its peak level and the Basel III Accord being implemented in 2013 through 2019.

According to the SAFE report, ‘innovative’ businesses active in the online industries have the poorest access to finance across the different types of business entities surveyed. This is due primarily to the difficulties associated with the valuation of companies that lack well-defined material assets but whose core business is based mostly upon intellectual property. Therefore, in our digital age, it is the more forward-thinking, online-oriented businesses which are suffering most from the lack of bank finance for SMEs.

The lack of access to capital for SMEs has also been recognized in the United States where the Jumpstart Our Business Startups Act (JOBS Act) was enacted into law in April 2012. The JOBS Act is intended to encourage the funding of small businesses located in the United States by easing various federal and state securities regulations. It is expected that once the SEC promulgates regulations required under the JOBS Act, entrepreneurs will be able to engage an online crowd of investors through equity crowdfunding. Title II went into effect on September 23, 2013. Title III rulings enabling the general solicitation of unaccredited investors, thereby effectively legalizing equity crowdfunding in the U.S. as is already the case in most European countries, are scheduled for October 2015.

In any case, more than 80% of all private companies do not have access to a structured and affordable (alternative) capital ‘market’ other than banks. The alternative finance industry in Europe grew by 144% to almost €3 billion in 2014, and is expected to more than double in size in 2015. Across Europe, there are now over 300 platforms active in the alternative finance sector. The ‘equity gap’ facing European SMEs is waiting to be filled by a centralized platform for alternative finance with standardized data protocols.  If rejected for a bank loan, as 30% of early-stage SMEs were in the European Union in 2014, entrepreneurs can struggle to navigate the emerging alternative finance market. With each platform focusing on one type of finance, for example peer-to-peer lending or equity crowdfunding, a capital search is a costly and time-consuming process for entrepreneurs. The lack of standardized SME financial data, plus the sometimes limited financial skills of entrepreneurs, creates a mismatch between small business and investors. Furthermore, there are currently no platforms which offer both alternative financing and traditional financing options, such as bank loans.

Increasingly, entire industries are being concentrated into single online destinations – termed ‘go-to’ platforms. Online platforms based on horizontal, peer-to-peer models continue to revolutionize the music, hospitality and personal transportation industries. The financial industry has remained particularly resilient to digital technologies and, as yet, not one go-to platform exists which provides small businesses with access to various types of funding, alternative and traditional.

Online Funding Operations

The launch of The Funding Network™ took place in early March 2015. Built around our investing and monitoring technology, The Funding Network™ gives entrepreneurs access to various types of finance, while offering (private and institutional) investors risk/reward transparency. Entrepreneurs connecting to our online funding platform are guided towards the type of funding best suited to their needs by our professional advisors. Investors can personalize their deal flow according to key business criteria, pinpointing the investment opportunities that matter to them. This is intended to produce a more efficient capital allocation service, underpinned by standardized XBRL data streamed from the financial reporting system. Our platform is designed to connect entrepreneurs, start-ups and small businesses to all types of funding.

Our platform breaks down the funding process from beginning to end. We connect entrepreneurs to investors via sound financial advice. Investors seek new opportunities, then monitor the performance of their investments. Financial advisors give support to entrepreneurs along the way, while accountants provide the real-time financial data. The funding process consists of the following steps:

CREATE: The entrepreneur and advisor together create a funding request in a standardized deal format.

SHARE: The standardized funding request can be shared with a variety of institutional investors, and a network of over 29,000 private (crowdfunding) investors, who can invest from as little as € 20 ($21). Deals can be shared publically (open) or privately (closed).

MATCH: We match deals with the right investors based on personalized preferences and can facilitate the settlement if required.

MONITOR: Ongoing financial analysis of private companies, resulting in reporting for optimal risk and return management. Financial data can be imported into our monitoring from the accountant reporting system. Standardized data allows for comparing the performance of companies. Investors and entrepreneurs both use a personalized dashboard based on pre-set Key Performance Indication (“KPI”) relating to a particular company.

Symbid’s Product/Service Portfolio

Crowdfunding

We began our operations in April 2011 as one of the first equity based crowdfunding platforms worldwide, enabling access to capital for entrepreneurs through the offering of securities to the public over the internet. The security based or equity based crowdfunding model, however, is not the only crowdfunding model and, currently, the following three models can be identified:

●	Equity based: crowdfunding for financial return through revenue and profit sharing;
●	Lending based: crowdfunding for financial return through interest on a loan; and
●	Reward/donation based: crowdfunding for non-monetary rewards or corporate partnership.

Currently, we are offering an equity-based crowdfunding model and a reward or donation based model. Approximately $85,000 of successful funding volume was realized  through our reward or donation based model, resulting in total revenue to us of $6,350 for this model. As of April 2011, our equity-based model realized total funding volume of $6.8 million resulting in revenue to us of approximately $340,000. To date, we have not offered the lending based model to the market, but expects to do so during the second quarter of 2015. As with our equity-based crowdfunding services, this will take the form of a transaction-based revenue model.

Online Funding

Monitoring Services

We offer our monitoring technology as part of The Funding Network™ and as a standalone product for business partners. The technology provides insights for investors and entrepreneurs with the periodical financial results of a portfolio of companies. This monitoring product is being used to co-develop the optimal KPI representation together with launching partner Credion, a financial advisory firm in the Netherlands. The product is an online application fully integrated into The Funding Network™ by Symbid, handling XBRL (eXtensible Business Reporting Language) data in order to calculate KPIs and inform users of the key performance trends of a particular business. Entrepreneurs connecting to The Funding Network™ will, as of March 2015, register to have their company’s data monitored and encourage their investors to subscribe to their company’s monitoring portal access. The product was conceived with its target user being an investor, but will also be marketed to entrepreneurs focused on assessing and improving the performance of their own business.

Our monitoring product was introduced in February 2015 with Credion, a leading Dutch financial advisory firm, as our launching partner. Credion is offering our monitoring services to their network of investors (“SLA partners”) where they have contractual agreements in the form of a Service Level Agreement through their office franchise. In order to offer this product, Credion must first request the appropriate monitoring portal access from Symbid who will charge the end user a pre-defined fee per monitoring portal access per month. Consequently, this product will function as a subscription-based monthly recurring revenue model.

As a launching customer, Credion has 72 Dutch franchise partners that use a single workflow system with separate logins per franchise (with multiple users). Credion will add this monitoring service to its franchise service portfolio via a request form at the end of their SME funding workflow. All franchises have access to the Credion national investor (SLA partner) database, but have their own private (SME) client base. In this monitoring system, Symbid has to have the role of administrator, while franchises cannot see which company is a client of which franchise. They however may see which companies are available for monitoring, or which Credion SLA partner has a subscription on which company monitoring portal access.

Financial Advisory Services

With Credion as a launching partner, we also indirectly offer financial services as part of our overall product and service portfolio. A pre-defined registration fee paid by all entrepreneurs connecting to our platform covers a limited number of meeting hours with a professional financial advisor. This advisor provides guidance to entrepreneurs relating to the most suitable type of funding for their particular business, and co-creates a request for funding together with the entrepreneur. This ensures all entrepreneurs receive the most efficient capital allocation service possible within our network. Credion will provide these financial advisory services for the foreseeable future in accordance with our signed, non-exclusive, long-term partnership agreement.

Strategic Product Roll Out

We have been offering our equity based crowdfunding platform in The Netherlands since April 2011. Since May 2012 that platform has been available to European investors. In August 2012, we added the reward based method of crowdfunding to our product portfolio and this model was available on a worldwide basis since there are no regulatory restrictions. We plan to launch a debt based crowdfunding platform model during the second quarter of 2015. We expect to launch this platform in The Netherlands first, for Dutch entrepreneurs only.

The internalization strategy of our platforms starting with an expansion in Europe will require additional capital of between $2.5 million and $4 million, to establish local offices in various European countries. We do not have these funds currently and we will have to sell additional debt or equity in order to raise the required funds. There can be no assurance that we will be able to raise these funds on acceptable terms, if at all. If we are not able to raise these funds we will not be able to roll-out our European crowdfunding expansion strategy. Alternatively, we may be able to initiate partnership projects with local teams to provide the Symbid brand in other European countries. The expansion of our crowdfunding platform in the United States depends, among other things, on the implementation of final regulations governing equity crowdfunding platforms.  It is expected that these rules will be adopted by the SEC in the near future, but no assurance can be given that this will prove to be the case. Once these final regulations are adopted and implemented, we expect that we will need to raise additional funds of between $5 million and $10 million to enter the U.S. equity crowdfunding market. There can be no assurance that we will be able to raise these funds.  Also, there can be no assurance that the final regulations will be adopted in the near future, if at all, or that, once adopted, we will be able to comply with them.

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

A brief overview of service companies currently related to our crowdfunding eco-system is provided below.

FAC B.V.	On July 29, 2014, we entered into a Share Purchase Agreement with our wholly owned subsidiary, Symbid Holding B.V., and FAC 2 B.V., a limited liability corporation incorporated in The Netherlands. Pursuant to the Share Purchase Agreement, we acquired FAC B.V. (“Acquiree”), a limited liability corporation incorporated in The Netherlands from FAC 2 B.V. in exchange for 2,750,000 shares of our restricted common stock. Acquiree owns a perpetual, worldwide, exclusive license to infrastructure technology upon which we intend to develop a platform to enable cloud based financing solutions for small and medium sized enterprises, expanding on our current equity based crowdfunding solutions in the Netherlands. The license provides the required technology for ongoing monitoring of private companies. Financial data can be imported into Symbid monitoring from the accountant reporting system resulting in powerful reporting for optimal risk and return management. Standardized data allows for comparing the performance of companies. Investors and entrepreneurs get a personal dashboard with KPI’s for key variables and covenants.

Equidam Holding B.V.	Equidam Holding B.V., founded in August 2013, is one of the first companies to be organized in any country as a crowdfunding service provider. Started as an online valuation tool for private companies with a particular focus on Small and Medium-sized Enterprises, Equidam Holding B.V. now also offers monitoring services to investors on the Symbid platform. In addition to Equidam Holding B.V.’s relationship with Symbid, this company has entered partnerships with European crowdfunding platforms to provide its services to these platforms as well. Symbid currently owns a 7% direct interest in Equidam Holding B.V. following an additional round of financing by Equidam Holding B.V. in which we determined not to participate.

Fortion Holding B.V.
Fortion Holding B.V. is providing under the brand name Credion financial advisory services in the Dutch small and medium enterprise markets and specializes in debt and equity financings for SMEs. Through a strategic alliance between us and Credion in which Credion’s extensive network of investors and entrepreneurs will be connected with each other through a new, online funding platform of ours. Credion will process the funding for its SME clients through our platform resulting in monthly recurring revenue and transaction fees for us. The alliance is intended to provide more efficient access to capital for SMEs while greatly improving SME data monitoring standards for investors. SMEs utilizing the platform will have direct access to Credion’s investor clients as well as our investors.

Financing proposals generated by Credion within the platform can be offered to investors (i) by means of a private placement with the professional financing parties affiliated by service level agreements or (ii) by means of an offer on the online direct funding platform enabling investors to invest online utilizing standardized financial products. For (i) above, the settlement of potential transactions will be finalized outside of the platform. For successful transactions under (ii) above, a percentage of the applicable success fee will be paid to Credion. Financiers will be encouraged, but not required, to purchase monitoring services from us. The financier will pay us a monthly fee for such monitoring services.

Kredietpaspoort Coöperatie UA	The Kredietpaspoort (Credit Passport) is an online “passport” which provides up-to date information about entrepreneurs and their business. The product is designed to be used by private investors to quickly assess the prospects and reliability of start-ups, SMEs and their owners before making an investment. In essence, the Credit Passport is a simple-to-use yet comprehensive online tool which provides the necessary information for all lenders.

Meanwhile, entrepreneurs gain insight into their funding potential with specific information about the types of investor attracted to their business and why they choose to invest or not. Furthermore, entrepreneurs are immersed in investment terminology and can learn how to target investors more effectively. The service enables investors and entrepreneurs to do business in a more efficient, streamlined fashion and reduces uncertainty for both sides.

The Credit Passport complements The Funding Network by enabling entrepreneurs to create an online summary of critical investor information, thereby eliminating the costly paper trails which currently inhibit entrepreneurs in raising funds. We are currently a minority shareholder in the Kredietpaspoort initiative. Developed in close collaboration with Erasmus University Rotterdam and the Dutch Ministry of Economic Affairs, this project recently received a grant from the Dutch government in order to ensure a swift, effective roll-out in the Netherlands.

Symbid Italia SPA
Through Symbid Italia, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs can connect, fund and grow together and to digitalize financial services for Italian small and medium enterprises. Symbid Italia represents the first stage of the European roll-out of our crowdfunding platform outside of The Netherlands.

Symbid Germany GmbH
Through Symbid Germany, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which German investors and entrepreneurs can connect, fund and grow together and to digitalize financial services for German small and medium enterprises.

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

The Market

In 2010 there was already an established market for lending- and donation-based crowdfunding models. Equity-based crowdfunding platforms began to appear only in 2009/2010.

According to Massolution (Crowdsourcing.org), an organization which conducts ongoing research into the growth of the crowdfunding market worldwide, the global crowdfunding industry was worth $4.8 billion in 2013, reportedly doubled in size in 2014, and is projected to experience similar growth levels in 2015, exceeding $10 billion. Reward- and loan-based crowdfunding (peer-to-peer lending) currently account for approximately 80% of this industry, but equity crowdfunding is expected to enlarge its market share in the short- to mid-term future. The passing of certain sections of the JOBS Act enabling general solicitation to non-accredited investors in the U.S. is expected to accelerate this trend.

In terms of the wider online funding industry – specifically peer-to-peer lending and equity crowdfunding – the IOSCO Research Department reports that this market was worth $6.4 billion in 2013, with the U.S., U.K. and China accounting for the vast majority of the market. According to the European Alternative Finance Benchmarking Survey 2014, online alternative finance, comprising all platform-based financial transactions outside traditional banking, grew across Europe from €1.21 billion in 2013 to €2.96 billion in 2014. Consisting of peer-to-peer lending, crowdfunding, microfinance and invoice trading, the European alternative finance industry grew by 144% during the course of 2014. The U.K. contributed €2.3 billion to this total (74.3%), and represents by far the largest market for alternative finance in Europe while the markets of France, Germany, Spain, the Netherlands and Sweden are all comparable in size.

The overall European alternative industry is on track to grow beyond €7b in 2015 if the market fundamentals remain sound and growth continues apace. In 2014, €201m of early-stage, growth and working capital funding was provided to European SMEs and start-ups by alternative finance platforms. The volume of online alternative business funding has been growing steadily at around 75% year on year, and the estimated number of start-ups and SMEs funded through online alternative finance platforms has been growing at an even faster average rate of 133% over the last three years to around 5,801 SMEs or start-ups in 2014. The significant growth in the European alternative finance market has been attributed to an increase in the number of institutional investors participating in alternative finance, particularly in the U.K.

Currently, market shares in online funding are relatively easy to acquire. Symbid anticipates a major market consolidation of the online funding industry in the next 2-3 years resulting in the emergence of “go-to” European platforms.

Research On The Crowdfunding Market Size In The European Union Vs. United States

Massolution has estimated that crowdfunding market funding volumes in 2013 were worth $5.1 billion worldwide, with the United States accounting for more than half of the total funds raised, at approximately $3.7 billion, and Europe as a whole accounting for approximately $1.3 billion. Total funds raised in other regions are expected to be in the range of $100 million.

We are currently not active in the US market, primarily because equity-based crowdfunding is not currently authorized in the United States. 80% of the total funding volume on our crowdfunding platform has originated from the Dutch home market, serving currently only Dutch companies. An additional 20% of our total platform funding volume is derived from investors in other countries. None of our platform funding has come from the United States.

The Symbid Business Model

Our business is intended to facilitate the full funding process for SMEs from prospective creation through and including, the monitoring process. We expect that our business will lead to revenue generation from the following sources:

Create process related revenues

●
Application fees – $370 for every entrepreneur applying for funding through our online funding network, with part of such fee being utilized to purchase advisory services from Credion in its capacity as a preferred supplier

Matchmaking related revenues

Public Funding

●	Transaction fees – For every payment transaction to a Symbid wallet or investment in an investment proposition, a fee of 2.5% is charged to the investor (3% including VAT).

●	Success fee – When reaching a funding target, 5% (exclusive of VAT) of the target capital is charged to the target company.

Private funding

●	Placement fee – When reaching a funding target, $265 (exclusive of VAT) as flat fee is being charged to that target company.

Monitoring related revenues

●
Monitoring fees - Each financier will pay us a monthly fee of $10 (exclusive of VAT) for one monitoring portal access. Entrepreneurs will be charged a fee of $320 (exclusive VAT) for a monitoring start package which includes three portal accesses for the period of one year.

Licensing related revenues

In addition to sublicensing the crowdfunding platform technology to Symbid Coöperatie U.A., Symbid intends to sublicense the platform technology in the forms discussed below to others in The Netherlands and to country partners as part of its internalization strategy.

●
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

●
Software licenses – Symbid offers exclusive licenses within a country to use the Symbid legal and technology infrastructure. Set-up fees are at a minimum of $27,000 and yearly license fees will be offered for a minimum of $10,000 per year;

●
Affiliate and Group licenses – Symbid offers owners of existing communities or groups a crowdfunding service so they do not require their own crowdfunding infrastructure. Prices range from $530 to $2,500 on a yearly basis.

Other sources of revenue

●
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

Strategic Plan

Key success factors for a leading global business crowdfunding brand

The crowdfunding industry is currently developing from a niche industry to a global industry with billions of dollars of raised capital. Based on the more than 25 years of combined experience of Symbid’s management team in this emerging market as well as other relevant factors, Symbid believes that it will be able to capture a meaningful market position in this industry. The following aspects are key elements of Symbid’s strategic plan:

●	To serve a large base of people on any given platform, it is critical that Symbid can operate as matchmaker, much like a dating service, with the highest degree of accessibility possible;

●	Serious/professional investors will require a quality infrastructure and best practices, Symbid has been developing these best practices since its inception;

●	To offer an infrastructure which supports the financial model on a global scale and works for both entrepreneurs and investors;

●	Local responsiveness of Symbid is required in order to roll out the infrastructure on a global scale;

●
Partners, third-party analysts, researchers, potential suppliers and experts must be able to tap into and spread the content of the platform, much like is done for the public equity marketplace using social networks like Facebook and Twitter;

●	Standardized flows of information for both investors and entrepreneurs must be provided, to increase the efficiency of the transaction for all parties involved.

An important lesson learned from the combined 25 years of experience of our management team in this industry is “think global, act local.”  Fundraising activities take place in a local eco-sphere. If a company wants to tap into the deal flow in a particular market, it will need to connect to the local networks in that market. However, with respect to infrastructure and general knowledge of the crowdfunding business, significant economies of scale can be reached if the company is active on a global scale. Symbid has, therefore, structured its organization as a global holding company with a connected network of subsidiary or affiliate country partners.

HOLDING LEVEL	COUNTRY LEVEL

Positioning strategy	Country sales
Product strategy	HR and Partner management
Partnering strategy	Country marketing
Acquisition strategy	Customer support
Financial planning	Event management
Execution plan	Proposition management

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

Positioning strategy: “One global brand for business crowdfunding”

As the crowdfunding industry grows, branding and clearly defined positioning strategies become pivotal in order to secure investors, entrepreneurs and other customers. As the Symbid brand has been associated with online funding since 2011 and we believe that we are a knowledge leader in the industry, leveraging the brand and molding it into an internationally recognized brand that stands for the highest possible standards in online funding is one of the key objectives of Symbid’s marketing strategy.

Based on the strong emphasis on partnering within the Company and business model, the utilization of an ingredient branding strategy is valuable in order to explain, to potential partners and customers, the value of using Symbid’s infrastructure, methodologies and processes and to explain the differences between the models of crowdfunding available in the current market. Additional tactics can be added to this strategy such as a cooperative marketing program enabling partners and clients to cooperatively market their portals while also promoting the Symbid brand.  A successful ingredient branding strategy is largely dependent upon the following factors:

●	Having an established reputation for delivering leading products and services;

●	A willingness to pro-actively collaborate with channel partners;

●	Adoption of industry leading marketing strategies, such as the use of plain English explanations what crowdfunding is; and

●	An aggressive marketing strategy fueled by an extensive marketing budget.

The Symbid brand has several values that must attribute to the brand in order to sufficiently adopt the industry’s leading marketing strategies and tactics. The values for which the Symbid brand stands can be divided into emotional values and functional values, which are summarized below.

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

“Think global, act local” Partnering strategy

For a healthy eco-system of public growth financing for SME’s several actors are required:  entrepreneurs, investors, financial advisors, incubators and analysts. Symbid offers an extensive partnering strategy geared towards having all actors on one platform (see figure below), to offer an optimal financing eco-system. Symbid chooses not to offer all services by itself but to work with outstanding partners, especially in the fields of:

●	Attracting deals and investors;

●	Business (e)-valuation and monitoring;

●	Offering value added services for the companies; and

●	Offering value added services for the companies.

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

Corporate Partnerships

Companies may engage with the communities of investors and entrepreneurs in the Symbid eco-system. Symbid is offering corporate partnerships for those companies wishing to do so. A Symbid corporate partnership offers large corporations the opportunity to:

●	Associate their brands with Symbid/crowdfunding;

●	Get access to Symbid’s user base for special offers and deals;

●	Use Symbid as an outsourced research and development department within this new market; and

●	Get database access for research purposes.

Symbid uses these corporate partnerships to increase legitimacy, to sponsor marketing budgets and to get access to special resources of corporate partners.

Acquisition strategy for “value adding services for the Symbid portfolio”

Symbid’s general strategy is to extend the number of crowdfunding products and services in its portfolio and to eventually make the portfolio of products and services accessible to a worldwide public over time. Symbid’s partner strategy will be the first pillar in creating additional products and services, for example, by partnering with crowdfunding service providers such as Gambitious B.V. and Equidam Holding B.V. Symbid does not have any other partnering arrangements at this time. Through partnerships with Country Partners, the reach of all products in the Symbid portfolio will be maximized and synergies can be realized. In striving to build the highest quality crowdfunding infrastructure, Symbid expects that it will acquire certain needed skill set partners rather than building all resources internally. Symbid intends to maintain high quality standards for take-over targets encompassing the following considerations:

●	Does the partner add significant added value to Symbid’s offering?

Crowdfunding related services should support Symbid in maintaining the 7.5% revenue fee per transaction.

●	Will the partner increase significantly the reach and accessibility of Symbid?

An acquisition aimed at accelerating the reach and accessibility of Symbid should result in a significant growth of the number of transactions or origination of deal flow.

●	Will the partner service support the growth of the average value per transaction?

Growth in the average value per transaction can result in a net higher gross margin if the costs of the additional service are lower than the additional revenue.

Although the above described product and partnership expansion is a fundamental aspect of our long term growth strategy, Symbid has no specific timetable for the acquisition of additional partners or service offerings at this time.

The Determination not to Acquire Additional Shares in Gambitious B.V. or Equidam Holding B.V.

In accordance with the terms of the Share Exchange Agreement, we were holding in escrow 8,000,000 shares of our common stock in connection with the proposed acquisitions (directly and/or through Symbid Holding B.V. or another subsidiary) of 100% ownership of Gambitious B.V. and Equidam Holding B.V. 3,000,000 of these escrow shares were assigned to the purchase of the balance of Equidam Holding B.V. and 5,000,000 of the escrow shares were assigned to the purchase of the balance of Gambitious B.V. We were also holding in escrow an additional 1,170,000 shares of our common stock in connection with the indirect minority interests we held in Gambitious B.V. and Equidam Holding .V. at the time of the Share Exchange with 900,000 of such shares being allocated to the interest held in Gambitious B.V. and 270,000 of such shares being allocated to the interest held in Equidam Holding B.V.

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

In February 2014, we completed a sale of interests in Gambitious Coöperatie U.A. from Symbid B.V. to Sjoerd Geurts, a member of the management board of Gambitious B.V. and a shareholder of the Company. In May 2014, we sold additional interests in Gambitious Coöperatie U.A. to Brian Grigby, an officer of Gambitious B.V. These sales resulted in our direct ownership in Gambitious Coöperatie U.A. being reduced from 63% to 46% and our indirect interest in Gambitious B.V. being reduced from 18% to 13.8%., after the sale to Geurts, and the sale to Grigby resulted in a further reduction in the Company’s direct ownership in Gambitious Coöperatie U.A. and indirect ownership in Gambitious B.V. to 42% and 12%, respectively. These sales were each completed at a price of EUR 1 (approximately $1.37). As consideration for the sale of these memberships, we received an option to license a niche-specific crowdfunding legal structure for the UK market that Gambitious had developed. Upon exercise of this option, we would have been required to pay for half of the costs incurred by Gambitious in the development of this legal structure, but as of today we have not called upon this option. The niche-specific crowdfunding legal structure optioned by us was specific to the video games industry. If we determined to exercise this option, we expected that we could utilize the licensed structure in countries outside of the Netherlands where we do not currently operate. Gambitious had made advancements in its own crowdfunding legal structure and, accordingly, the management of both we and Gambitious came to an agreement that we sell an agreed upon number of interests in Gambitious Coöperatie U.A. to reflect the advancement of Gambitious as a stand-alone platform. Symbid B.V.’s initial investment in the membership interests in Gambitious Coöperatie U.A. that it sold as set forth above totaled €9,000 (approximately $12,300), for a 63% membership interest in Gambitious Coöperatie U.A., which percentage was diluted though subsequent financing rounds. On February 9, 2015, we entered into an agreement with Gambitious B.V. pursuant to which we transferred our remaining interests in Gambitious Coöperatie U.A. to Gambitious Partners USA, LLC for €18,000 (approximately $ 20,300 and amended our license agreement with Gambitious B.V. The license agreement has been amended to a non-exclusive, perpetual, irrevocable, worldwide, fully paid-up, sublicenseable (including to parties who further wish to sublicense) and transferable right to use, alter, distribute, make, have made, copy or otherwise exploit the Software Gambitious has been using from Symbid’s software library, without limitation to field or form.

On June 6, 2014 we determined not to proceed with the purchase of additional shares of Gambitious B.V. As a consequence thereof, the 5,000,000 shares of our common stock allocated to the prospective purchase of additional shares of Gambitious B.V. delivered into escrow in connection with the December 6, 2013 Share Exchange Agreement with Symbid Holding, B.V. and the shareholders of Symbid Holding B.V. were returned to us and cancelled.  600,000 of the shares of our common stock allocated to our 12% ownership interest in Gambitious B.V. were distributed to the shareholders of Symbid Holding B.V., subject to a 5% holdback to further secure the indemnification obligations of the Symbid Holding, B.V. shareholders under the Share Exchange Agreement.  In recognition of the February and May 2014 sales by us of shares in Gambitious B.V. to third parties reducing our indirect ownership interest in Gambitious B.V. from 18% to 12%. 300,000 shares of our common stock held in escrow allocated to the sold off interests were also returned to us and cancelled.

On June 6, 2014 we also entered into an Extension Agreement with Equidam Holding B.V. pursuant to which we were granted the right, for an additional 3 months, through September 9, 2014, to negotiate the purchase of additional shares of Equidam Holding B.V. During the summer of 2014 Equidam attracted an additional round of funding from private investors, being able to self-sustain until the end of 2015. After intensive discussions between the management teams of Equidam and Symbid in September 2014 it has been decided a stand-alone strategy could be of best interest for both parties. As a consequence thereof, the 3,000,000 shares of our common stock allocated to the prospective purchase of additional shares of Equidam Holding B.V. delivered into escrow in connection with the December 6, 2013 Share Exchange Agreement with Symbid Holding, B.V. and the shareholders of Symbid Holding B.V. were returned to us and cancelled. 270,000 of the shares of our common stock allocated to our 9% ownership interest in Gambitious B.V. were distributed to the shareholders of Symbid Holding B.V., subject to a 5% holdback to further secure the indemnification obligations of the Symbid Holding, B.V. shareholders under the Share Exchange Agreement.

Equidam Holding B.V. is one of the first crowdfunding service providers worldwide. Organized as an in-house project of Symbid, Equidam Holding B.V. raised its seed funding on the Symbid crowdfunding platform and became a Symbid spin-out in early 2013. Started as an online valuation tool for small private companies, Equidam Holding B.V. now also offers monitoring services to investors on the Symbid platform.  In addition to Equidam Holding B.V.’s relationship with Symbid, this company has entered partnerships with a number of European crowdfunding platforms to provide its services to these platforms as well.

Equidam Holding B.V. offers its crowdfunding services to both entrepreneurs and investors. Symbid has been offering the Equidam Holding B.V. products to its customers for almost a year. Based on this experience and Symbid’s belief that Equidam Holding B.V. offers added value to its crowdfunding activities relating to both entrepreneurs and investors, Symbid desires to effect a more sophisticated integration of the Equidam Holding B.V. service offering within the Symbid crowdfunding platform. By doing this, Symbid believes it can increase the added value of the Symbid crowdfunding platform to its customers. Symbid also believes that by integrating Equidam Holding B.V.’s services on its crowdfunding platform, it will add value to a combined international roll-out of the Equidam Holding B.V. and Symbid services.

History and Organizational Structure

Symbid B.V. was incorporated on March 29, 2011, as a privately held besloten vennootschap (private limited liability company) organized under the laws of The Netherlands. Through October 3, 2013, Symbid B.V. was our primary operating company managing all of our activities including our crowdfunding platform in The Netherlands.  Until October 16, 2013, Symbid B.V. was the owner of our intellectual property (the “IP”).  This entity was also the contractor for all material agreements related to the IP. Additionally, Symbid B.V nominates for appointment, by the Symbid Foundation board, the board of directors of Symbid Foundation.  The management board of Symbid Coöperatie U.A is appointed by its members’ council, by a simple majority vote. Symbid Foundation has the majority vote within the Symbid Coöperatie U.A members’ council. Symbid B.V. also holds ownership interests in Equidam Holding B.V. (7%).

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

Symbid Coöperatie U.A. incurs expenses on behalf of its members including, for example, legal expenses relating to infrastructure improvements, member events and accounting costs.  In April 2012, Symbid Coöperatie UA received a one-time subsidy from the Dutch government in the amount of $30,000 (€ 22,996). Symbid Coöperatie U.A. determined that it could recognize this subsidy as revenue earned over the course of its Kredietpaspoort project. Symbid Coöperatie U.A. considered both IFRS and US GAAP guidance in its assessment for this accounting. In the absence of specific guidance surrounding government grants under US GAAP, Symbid Coöperatie U.A. evaluated the government subsidy considering IAS 20 and FASB ASC 605, concluding that the ratable recognition of income related to the grant should be recognized over the period that it was earned.  Apart from that one-time subsidy, Symbid Coöperatie UA does not have any sources of income other than administrative and success fees which it assigns to Symbid B.V. by agreement.  As such, it is expected that Symbid Coöperatie U.A. will not generate any excess net profits.

Net profits of Symbid Coöperatie U.A., if any, are distributable, at the approval of the members’ council, to the cooperative’s members in accordance with their investments on the Symbid Coöperatie U.A. crowdfunding platform.  Although Symbid B.V. has a variable economic interest in Symbid Coöperatie U.A., through its ability to appoint the board of Symbid Foundation which, in turn, holds the majority of the voting power within the members’ council of Symbid Coöperatie U.A. and, thus, the financial statements of Symbid Coöperatie U.A. are consolidated with those of Symbid B.V., Symbid B.V. is not entitled to any profit distributions of Symbid Coöperatie U.A. It is not expected, however, because of the license and management agreements between Symbid B.V. and Symbid Coöperatie U.A., that Symbid Coöperatie U.A. will generate any distributable profits.

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

Although Symbid B.V. determined that for purposes of maximizing its crowdfunding operations in The Netherlands as outlined above, it would operate through Symbid Coöperatie U.A. and Symbid Foundation, we have not concluded that this organizational structure should be used for the roll out of the Symbid crowdfunding platform in other countries.

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

Reorganization of Corporate Structure

Because of the December 6, 2013 Share Exchange and Symbid’s plans to enter various new markets, Symbid determined to restructure the legal organization of its business as described below.

Symbid Holding B.V. was incorporated on October 3, 2013, as a privately held besloten vennootschap (private limited liability company) organized under the laws of The Netherlands.  Symbid Holding B.V. was organized to serve as the holding company for all of Symbid’s business activities in The Netherlands and in other countries. As such, on October 3, 2013, the holders of the capital shares of Symbid B.V. exchanged their shares for capital shares of Symbid Holding B.V. and, as a result, Symbid B.V. became a wholly owned subsidiary of Symbid Holding B.V. Symbid B.V. is now the Symbid operating entity for the Company’s business in The Netherlands. As such, Symbid B.V. will continue to hold the ownership interests in Gambitious B.V. and Equidam Holding B.V. Symbid expects to organize separate operating companies for its proposed activities in other countries. These entities will be organized as subsidiaries of Symbid Holding B.V. Although not yet commercially operational this legal structure has been realized with Symbid Holding BV becoming a majority shareholder in Symbid Germany GmbH and Symbid Italia SPA. FAC B.V. operates as of July 2014 as a 100% subsidiary of Symbid Holding B.V. In conjunction with this reorganization, Symbid’s IP, which includes all of the software relating to the Symbid crowdfunding internet platform, was transferred to a new entity organized in The Netherlands on October 3, 2013, Stichting Symbid IP Foundation. We do not have an ownership interest in Stichting Symbid IP Foundation but maintain management control over Stichting Symbid IP Foundation through our control of Stichting Symbid IP Foundation’s board of directors. See “Risk Factors – Our intellectual property is owned by Stichting Symbid IP Foundation, a Dutch entity that we do not own”. Pursuant to the organizational documents of Stichting Symbid IP Foundation, the board of directors of Stichting Symbid IP Foundation must be composed of at least two members, one of whom must always be Symbid B.V. or one of its directors and the other must always be Symbid Corp. or one of its directors. The size of the board of directors of Stichting Symbid IP Foundation is established by the board itself, giving Symbid B.V. and Symbid Corp. full control over the Stichting Symbid IP Foundation board. Stichting Symbid IP Foundation has granted a perpetual license in the IP to Symbid Holding B.V. which, in turn, has granted a perpetual, exclusive license in the IP to Symbid B.V. Symbid B.V. has sublicensed the IP to Symbid Coöperatie U.A. With respect to future Symbid crowdfunding platform business projects in other countries, Symbid Holding B.V. will grant IP licenses to the new legal entities established for these business purposes.

Symbid Coöperatie U.A. is the contractor for all of our crowdfunding business in The Netherlands. We do not own or have any interest in Symbid Coöperatie U.A. Symbid Coöperatie U.A. is a variable interest entity (“VIE”) which we, through Symbid B.V., effectively control through corporate governance rather than through any other ownership. The majority of the voting power within the members counsel (which appoints the management board of Symbid Coöperatie U.A.) is held by Symbid Foundation, a Dutch foundation whose board of directors is appointed by Symbid B.V. Symbid Foundation was established specifically and solely to serve as a management control mechanism with respect to Symbid Symbid Coöperatie U.A. through its ability to control the majority voting power of Symbid Coöperatie U.A. members’ counsel. Because we own no interest in Symbid Coöperatie U.A., we have no right to receive any distributions from Symbid Coöperatie U.A. The revenues to us from Symbid Coöperatie U.A. come from administrative, success and management fees paid to us by Symbid Coöperatie U.A. Because of the corporate governance control structure, we consolidate the financial statements of Symbid Coöperatie U.A. with our own. If we were to lose control of Symbid Coöperatie U.A. through a loss of our majority vote on the members’ counsel of Symbid Coöperatie U.A., we would not be able to continue to consolidate the financial results of Symbid Coöperatie U.A. and this would have a negative impact on our financial condition and results of operations.

Neither Symbid Corp., Symbid Holding B.V., Symbid B.V. nor any of their affiliates have any ownership interests in Stichting Symbid IP Foundation, Symbid Foundation or Symbid Coöperatie U.A.

A schematic overview of our current corporate structure is set forth below.

The Competitive Environment

The crowdfunding industry has developed rapidly since 2000 when several non-governmental organizations and companies started raisings funds online. The concept of online fundraising was quickly adapted to various forms of collective funding over the internet, now all being labelled as crowdfunding.

There are several different forms of crowdfunding. The main categories are:

●	Donation-based crowdfunding: donations made online to a specific project or cause without the prospect of any return.

●	Pre-sales (reward-based) crowdfunding: donations made online to a specific project or cause with the prospect of a return in the form of a product or service, when the project is successful.

●
Debt/loan crowdfunding (peer-to-peer and peer-to-business lending): investments made online in a specific loan proposal (business as well as private) with the prospect of a return in the form of interest and repayment of the initial debt.

●	Equity crowdfunding: investments made online in specific investment proposals with the prospect of a return in the form of dividends and value growth.

Globally, more than 3,000 crowdfunding platforms are currently active in the marketplace. However, the majority of these platforms are involved in donation- or reward-based (pre-sales) crowdfunding. The low barriers to entry in this sector allow many vendors to establish crowdfunding platforms, but, typically, their scope is limited to a specific geography or nice industry, such as books or movies. Research firm Massolution, in its “Crowdfunding Industry Report 2013,” estimated that the global market size of crowdfunding in 2012 was $2.7 billion. The same crowdfunding research firm, Massolution, estimated that the global crowdfunding industry was worth $4.8 billion in 2013, reportedly doubled in size in 2014, and is projected to experience similar growth levels in 2015, exceeding $10 billion. Many of the existing crowdfunding platforms struggle in this growth environment with respect to their ability to professionalize their systems and legal frameworks and otherwise manage their growth. Reward- and loan-based crowdfunding (e.g. peer-to-peer lending) currently account for approximately 80% of this industry, but equity crowdfunding is expected to rapidly enlarge its market share in the short- to mid-term future.

The equity crowdfunding market is still in a relatively early stage of development in comparison to the other forms of crowdfunding due to regulatory and structural problems encountered when operating an equity crowdfunding platform in various countries. According to the Massolution “Crowdfunding Industry Report 2013,” the global equity crowdfunding market was worth just $116 million in sales volume. Although figures for the global equity crowdfunding industry in 2014 are not yet available, according to the European Alternative Finance Benchmarking Survey 2014, the European equity crowdfunding industry was worth $218 million in 2014, with the UK contributing $127 million to this total. Europe remains a key geography in the equity crowdfunding industry due to the continued unavailability of equity crowdfunding in the U.S. due to ongoing SEC discussions regarding the relevant titles of the JOBS Act. Currently the UK has the largest equity crowdfunding market. The two leading UK platforms, Seedrs and Crowdcube, currently account for more than all other European platforms combined according to their own funding volume totals. In 2014 Crowdcube launched platforms in Spain and Poland respectively, but this represents the extent of their market expansion thus far.

The 28 countries of the European Union are a very long way from offering a homogeneous regulation environment for crowdfunding. This is particularly true of equity crowdfunding which touches on multiple heavily regulated areas of finance such as investment advice, securities trading, retail banking and corporate finance. Few European countries have, like France, issued new regulations that are specific to investment crowdfunding. Most have, like Germany and the UK, tried to fit crowdfunding into the existing legal framework of capital investment and granted exemptions such as a simplified prospectus. In the ‘Review of Crowdfunding Regulation’ published at the end of 2014, the chairman of the European Crowdfunding Network, claimed that a harmonized single European market for crowdfunding “may even be further [away] than last year [in 2013]”. This is because while crowdfunding is rapidly emerging across Europe, growing 100% or 200% a year in leading markets such as France and the United Kingdom, entrepreneurs and finance regulators have pragmatically negotiated legal frameworks at the country level. Because of the relative flexibility of our fiscal-legal framework and the Dutch license we operate under in a whitelabel model, we believe that we are in a strong position to take advantage of the growth of the crowdfunding industry across Europe. The incorporation of Symbid Italia in February 2014 represents the first stage of our European roll-out.

Additionally, because non-accredited investors in the United States have been and are presently prohibited from investing through online equity crowdfunding platforms, rapid growth in the equity crowdfunding sector, particularly in the United States, has been handicapped. The signing of the JOBS Act in 2012 was expected to result in the ability of non-accredited investors in the United States to participate in equity crowdfunding, but this has been delayed by discussions over the exact nature of SEC regulations.

The SEC has published proposed regulations relating to crowdfunding, to implement the mandate of the JOBS Act, and those proposed regulations are currently in a comment period. At present, only regulations relating to general solicitation in the context of a private placement capital raise have been broadened. It is expected that final SEC regulations will be in place by the end of 2015 enabling non-accredited investors to fully participate in the equity crowdfunding market. There can be no assurances, however, that such regulations will be promulgated by that date or that the regulations that are adopted will be as expected. In any future entry into the U.S. equity crowdfunding market once final SEC regulations are adopted, we will comply with all SEC regulations as they are adopted.

The alternative finance industry in Europe grew by 144% to almost €3 billion in 2014, and is expected to more than double in size in 2015. Across Europe, there are now over 300 platforms active in the alternative finance sector. The “equity gap” facing European SMEs is waiting to be filled by a centralized platform for alternative finance with standardized data protocols.  If rejected for a bank loan, as 30% of early-stage SMEs were in the European Union in 2014, entrepreneurs can struggle to navigate the emerging alternative finance market. With each platform focusing on one type of finance, for example peer-to-peer lending or equity crowdfunding, a capital search is a costly and time-consuming process for entrepreneurs. The lack of standardized SME financial data, plus the sometimes limited financial skills of entrepreneurs, creates a mismatch between small business and investors. Furthermore, there are currently no platforms which offer both alternative financing and traditional financing options, such as bank loans.

Increasingly, entire industries are being concentrated into single online destinations – termed ‘go-to’ platforms. Online platforms based on horizontal, peer-to-peer models continue to revolutionize the music, hospitality and personal transportation industries. The financial industry has remained particularly resilient to digital technologies and, as yet, not one go-to platform exists which provides small businesses with access to various types of funding, alternative and traditional.

Because we have developed products and services that serve various sectors of the alternative finance industry, we believe that we are in a good position to take advantage of the growth of the entire industry rather than simply relying on sales to one particular sector – such as crowdfunding. Additionally, because of the versatility of our proprietary products which have application outside the crowdfunding and alternative finance domain, we believe we will be able to address the needs of the online corporate funding industry as a whole, thus strengthening our competitive position. The alternative finance market is still emerging, but it is also maturing. we predict a shakedown of the alternative finance industry in the short- to mid-term future as the market consolidates and smaller platforms exit. However, we believe there still is plenty of unsatisfied demand due to the continued poor availability of bank finance. Banks are currently not lending enough money to small- and medium-sized businesses and they’re not offering high-growth investment opportunities to small retail investors.

We believe we are placed to take advantage of the large potential for alternative finance platforms, including equity crowdfunding, due to our readily adaptable fiscal-legal framework, the fact that we are already well-established as one of the leading European platforms, and our intention to offer multiple alternative finance products.

Employees

As of March 15, 2015 we had 25 employees involved through contractual relationships with the Company. Our contractual relationships with employees consist of management agreements, service agreements, employee agreements and internship agreements. We have never experienced a work stoppage and believe our relationship with our employees is good.

Description of Properties

Our principal executive offices are located at Marconistraat 16, 3029 AK Rotterdam, The Netherlands, where we occupy approximately 1,075 square feet (100 square meters). We have signed a two-year lease for this space effective as of January 1, 2014 under which we pay monthly rent of €1,700 (approximately US$2,367).

Regulatory Framework

During the development of the Symbid crowdfunding platform in 2010, we were in close contact with the Authority for the Financial Markets in The Netherlands (the “AFM”) to discuss the Symbid crowdfunding model, the structure of our crowdfunding platform and its relationship to the Dutch regulatory framework. In our correspondence with the AFM, we primarily focused on the equity based crowdfunding model rather than the pledge or donation based models which do not implicate securities law considerations. In an email correspondence to Symbid, the AFM acknowledged that, although it is Symbid’s responsibility to identify activities requiring government authorization, as described to the AFM by Symbid, the AFM saw, on the basis of the information provided, no indication that the crowdfunding activities of Symbid would require permission under the Dutch Act on Financial Supervision. Although we did not specifically address our partnering/affiliate programs in our correspondence with the AFM, it is our understanding and belief that the same AFM considerations would apply to these activities to the extent that they make use of Symbid’s legal structure and model. The activities of Symbid have not materially changed in comparison with the information provided to the AFM in 2010. In connection with the proposed expansion of our product offerings to include debt based crowdfunding, we are in discussions with AFM regarding the classification thereof. In accord with this statement by the AFM, it is our understanding and belief that Symbid’s activities relating to providing equity investments to the public through the Symbid crowdfunding platform are not subject to the Dutch Act on Financial Supervision. We believe that no supervision by, or license from, the AFM is currently required by Symbid for its operations in The Netherlands. We cannot assure you, however, (i) that Dutch law and rules and policy of the AFM will not change and that in the future regulation of Symbid’s crowdfunding platform will not be required and (ii) that the AFM will not change its assessment of our operations if it becomes aware of additional information about our operational structure that would have led the AFM to a different conclusion in their original assessment.

Symbid’s restructuring in 2013 in which it established Symbid Holding B.V. as a holding company for its crowdfunding activities and transferred its intellectual property to Stichting Symbid IP Foundation did not have an impact on Symbid’s legal structure at the operating level. Symbid established its operational model in The Netherlands such that all crowdfunding activities would be conducted at the Symbid Coöperatie U.A. level with management control exercised by Symbid Foundation. This operational structure was designed to function independently from the legal structure and changes in the ownership structure of Symbid B.V. or Symbid Holding B.V. Because of this operation versus ownership structure, Symbid believes that its corporate reorganization will have no impact on the application of the AFM’s considerations or other aspects of the Dutch regulatory framework.

Our crowdfunding platform encompasses other activities which, in The Netherlands, could require a license or specific regulatory compliance under certain circumstances. These activities relate to (i) the holding of redeemable funds and (ii) securities offerings to the public without a prospectus.

Redeemable funds – Our partner InterSolve (FEET EGI B.V.) holds a license from the Dutch Central Bank as an Electronic Money Institution, is supervised by the Authority Financial Markets (“AFM”) , being the Dutch equivalent of the SEC, and the Dutch Central Bank and is, therefore, allowed to redeem funds to the public. On the Symbid crowdfunding platform, investors can re-claim, i.e., redeem, their electronic money at any time prior to the funding target having been reached of a business idea to which they have allocated their electronic money. InterSolve will exchange upon request by such an investor the amount of electronic money being redeemed into scriptural money on the bank account of the investor. Symbid partners with InterSolve to ensure that Symbid cannot be deemed to hold redeemable funds of investors itself. Because an investor’s funds are held in an electronic wallet with Intersolve and released to a particular project only when that project actually funds, and any funds that an investor allocates to a project that the investor redeems prior to a project funding remain in that investor’s account (electronic wallet) with Intersolve, which, in effect, acts as an escrow agent for the investor’s funds and particular project fundings, Symbid does not record any success fee revenues on its books until a project funding actually closes and Symbid’s earned fees are transferred to it. As a result of this structure, any funds that may be redeemed by an investor prior to a project funding and returned to that investor’s electronic wallet do not appear, and are not reported, on the financial statements of Symbid.  If, however, an investor decides to remove funds from his electronic wallet and return them to his personal bank account, effectively taking these funds out of the Symbid crowdfunding system, that investor pays Intersolve a fee of approximately $21 (€20), 25% of which is forwarded to Symbid as administrative fee income. Since December 1, 2014, this administrative fee has not been charged to the investor, but instead InterSolve charges Symbid €15 ($16) for each refund, which does result in Symbid not receiving revenues from these refunds, although for 2014 those revenues were not material.

Offerings to the public without a prospectus – Under Dutch law, as long as the target capital raised for a particular business over a period of 12 consecutive months remains below €2.5 million (approximately $2.65 million), there is an exemption from the prospectus delivery requirements. Under the current regulations, a prospectus must be prepared and approved by the AFM for capital raises planned or expected to exceed the €2.5 million (approximately $2.65 million) within a 12 month period. Currently, none of the entrepreneurs raising capital on the Symbid crowdfunding platform is raising capital in excess of €2.5 million. If our entrepreneurs begin to raise capital amounts greater than the current AFM maximum limit or if that maximum is dropped to a lower amount, we will be required to comply with the AFM prospectus regulations for these offerings.

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

Regulatory Considerations Relating to the European Union

In the European Union (the “EU”), there are a number of EU wide directives that could apply to Symbid’s planned crowdfunding expansion initiative in a number of different ways. These directives include the Markets in Financial Instruments Directive (MiFID), the Prospectus Directive, the Payment Services Directive (PSD), the Undertakings for Collective Investment in Transferable Securities Directives (UCITS), the Alternative Investment Fund Manager’s Directive (AIFMD) and the Anti-Money laundering Directive.  In addition, local regulations might apply in each country within the EU.  In some European countries (e.g., Italy, France, UK and Spain) local crowdfunding specific regulations have not yet been implemented but are expected to be enacted in the near future. These new crowdfunding regulations might affect the roll-out of our operations in the EU in terms of our potential market reach, time to market, legal costs and business model.

The impact of the above listed EU directives and local regulations on the Company's proposed business in Europe is dependent on the legal structure (or structures) we adopt for the roll-out of our business in the various European countries. We are currently in the process of investigating potential legal structures for our crowdfunding roll out in the various EU countries. Since this process is in an early stage and the impact of the EU directives or local crowdfunding regulations may differ from country to country, we believe that it is too speculative at this time to provide a detailed description of the different directives applicable per country to our possible local business models, their potential impact on our business or the different legal structures we may adopt in the future.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

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

GENERAL RISKS RELATING TO OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION

We have a limited operating history and are subject to the risks encountered by early-stage companies.

We were organized in The Netherlands in April 2011. Because our operating company has a limited operating history, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

●	risks that we may not have sufficient capital to achieve our growth strategy;

●	risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;

●	risks that our growth strategy may not be successful; and

●	risks that fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this Annual Report. If we do not successfully address these risks, our business would be significantly harmed.

We have a history of net losses, may incur substantial net losses in the future and may not achieve profitability.

Although we have begun to generate revenues, we have incurred significant losses since inception. We expect to incur increased costs to implement our business plan and increase revenues, such as costs relating to expanding our crowdfunding platform into additional country markets. If our revenues do not increase to offset these additional expenses or if we experience unexpected increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

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

If we are unable to manage our anticipated growth effectively, our business could be adversely affected.

We anticipate that a significant expansion of our operations and addition of operating subsidiaries, including one in the United States, and new personnel will be required in all areas of our operations in order to implement our business plan. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. For us to manage such growth, we must put in place legal and accounting systems, and implement human resource management and other tools. We have taken preliminary steps to put this structure in place. However, there is no assurance that we will be able to successfully manage this anticipated rapid growth. A failure to manage our growth effectively could materially and adversely affect our ability to market our crowdfunding platform in multiple venues.

Our Management Team Does Not Have Experience In U.S. Public Company Matters, Which Could Impair Our Ability To Comply With Legal And Regulatory Requirements.

Our management team has had no U.S. public company management experience, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable U.S. federal securities laws, including filing required reports and other information on a timely basis.  There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and result in the deterioration of our business.

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

Our current Chief Financial Officer is serving on an interim basis only. We are seeking to retain a permanent Chief Financial Officer. If the person we select to serve as Chief Financial Officer is not of a high caliber or is not able to perform his or her duties well, we could be adversely affected.

A company’s Chief Financial Officer plays a critical role in the integrity of its financial and accounting systems. Our current Chief Financial Officer is serving on an interim basis only. We are currently seeking a permanent Chief Financial Officer. There can be no assurances that our stockholders will be satisfied with the background and experience of the person we ultimately select to serve as our Chief Financial Officer. If the person we select to serve as Chief Financial Officer is not of a high caliber or is not able to perform his or her duties well, we could be adversely affected.

The implementation of crowdfunding regulations in The Netherlands and in other countries could negatively affect our business.

Other than the Netherlands regulatory framework, rules on redeemable funds and offerings to the public without a prospectus (See “Description of Business – Regulatory Framework”), there are currently are no laws or regulations that specifically govern crowdfunding activities in The Netherlands or that require us to register with or seek permission from The Netherlands Authority for the Financial Markets (The Netherlands equivalent of the SEC).  Changes in local regulations within The Netherlands relating to the offering of securities to the public or specifically to crowdfunding, could negatively affect our operations in The Netherlands. Such changes could result in our having to change our business model, which could negatively impact future revenues.  Further, there are various regulators in The Netherlands (e.g., the Authority for Financial Markets, the Dutch Central Bank and the Ministry of Finance) that monitor and regulate financial markets and supervise financial service providers involved in the sale of investments and securities.  These regulators monitor crowdfunding activities and could determine that specific laws and regulations that apply to the financial sector should be extended to the crowdfunding arena. Such a determination could negatively affect our operations in The Netherlands and impact our ability to operate our business and generate revenues.  Additionally, the implementation of new crowdfunding regulations or the application of existing laws and regulations to crowdfunding in other countries where we may wish to begin crowdfunding operations could result in added operational burdens and new regulatory compliance requirements with added costs, all of which could have a negative impact on our future growth plans and revenue outlook.

Delay in the implementation of the JOBS-act in the United States could negatively affect our business plan and future growth prospects.

President Obama signed the Jumpstart Our Business Startups Act or JOBS Act into law in April 2012. The JOBS Act is a law intended to encourage funding of United States small businesses by easing various securities regulations. Currently, the law is being interpreted and implemented by the SEC. A delay in the implementation of the JOBS Act may delay the introduction of equity based crowdfunding in the United States and consequently delay the introduction of our equity model crowdfunding platform within the United States.

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

Changes in local regulations within the European Union relating to the offering of securities to the public could negatively affect our business operations within the European Union. Although we have not yet determined what legal structures we will utilize for our planned crowdfunding platform rollout in Europe, any changes in the law or new regulations relating to the sale of securities in Europe could impinge on our ability to structure our operations such that we would not have to register as brokers or dealers in Europe.  Such changes could result in our having to change our business model, which could delay or prohibit our entry into local European markets and negatively impact future revenues.

Inappropriate business behavior of entrepreneurs raising funds via our platforms could result in reputational or financial damages to our business.

Although our business is limited to providing a platform for matching investors and entrepreneurs, there is a possibility that inappropriate business behavior exhibited by any of the entrepreneurs raising capital through our platform could result in reputational or financial damages to us. We enforce a thorough due diligence process for all companies raising funds via our products and we require participating entrepreneurs to sign legally binding terms of use releasing us from any responsibility for entrepreneur impropriety or misdeed. Nevertheless, our clients might regard us as being responsible for any improprietous behavior of the entrepreneur and this could result in reputation damage to us that could impact our future revenues.

Our intellectual property is owned by Stichting Symbid IP Foundation, a Dutch entity that we do not own.

In October 2013, Symbid B.V. transferred the Symbid crowdfunding platform intellectual property to Stichting Symbid IP Foundation, a Dutch foundation with, according to its organizational documents, at least two directors one of whom must always be Symbid B.V. or one of its directors and the other must always be Symbid Corp. or one of its directors. Stichting Symbid IP Foundation licenses the Symbid crowdfunding technology on a perpetual, exclusive basis to Symbid Holding B.V. which, in turn, licenses the technology to Symbid B.V. for sublicense to Symbid Coöperatie U.A.  Because Symbid does not own Stichting Symbid IP Foundation, it cannot assure that the board of directors of the foundation will not be expanded or changed in such a way as to challenge the interests of Symbid Holding B.V. to the crowdfunding platform license. Any such change could negatively impact Symbid’s ability to sublicense its crowdfunding platform and negatively impact Symbid’s results of operations and financial condition.

Our crowdfunding platform in The Netherlands is operated through Symbid Coöperatie U.A., a Dutch entity in which we do not own any interest.

Symbid Coöperatie U.A. is the contractor for all of our crowdfunding business in The Netherlands. We do not own or have any interest in Symbid Coöperatie U.A. Symbid Coöperatie U.A. is a variable interest entity (“VIE”) which we, through Symbid B.V., effectively control through corporate governance rather than through any other ownership. Because we own no interest in Symbid Coöperatie U.A., we have no right to receive any distributions from Symbid Coöperatie U.A. The revenues to us from Symbid Coöperatie U.A. come from administrative, success and management fees paid to us by Symbid Coöperatie U.A. Because of the corporate governance control structure, we consolidate the financial statements of Symbid Coöperatie U.A. with our own. If we were to lose control of Symbid Coöperatie U.A. through a loss of our majority vote on the members’ counsel of Symbid Coöperatie U.A., we would not be able to continue to consolidate the financial results of Symbid Coöperatie U.A. and this would have a negative impact on our financial condition and results of operations. For the fiscal years ended December 31, 2014 and 2013, approximately 96.8% and 84% of our revenues, respectively, were derived from Symbid Coöperatie U.A.

Our crowdfunding platform operates on an online distribution model and is, therefore, subject to internet cyber risk.

Our online crowdfunding distribution model could be subject to cyber-attacks aiming to breach our security protocols. We take reasonable and commercial precautions to make our systems as secure as possible, including but not limited to daily back-ups, banking grade hosting solutions, divisions between systems to ensure, for example, that our banking backend cannot be reached via our online distribution network, and continuous monitoring of the systems as well as sequential system checks. However, we cannot fully exclude the possibility of cyber-attacks, third party breaches, software bugs or other forms of internet malfeasance.  If any of these events occur, our reputation could be negatively impacted and our future revenues could suffer as a result.

Increasing competition within our emerging industry could have an impact on our business prospects.

The crowdfunding market is an emerging industry where new competitors are entering the market frequently. These competing companies may have significantly greater financial and other resources than we have and may have been developing their products and services longer than we have been developing ours. Although our portfolio of products and related revenue stream sources are broad, increasing competition may have a negative impact on our profit margins.

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

Our success depends in a large part upon the continued service of our senior management team. In particular, the continued service of our founders, Korstiaan Zandvliet, Chief Executive Officer, Robin Slakhorst, Chief Commercial Officer, and Maarten van der Sanden, Chief Operating Officer and  Chief Financial Officer, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for any of our founders or other members of our senior management team. The loss of any of our founders, even temporarily, or any other member of senior management could harm our business.

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

We cannot assure you that third parties will not claim our current or future products infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in the crowdfunding market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

We will need additional financing. Any limitation on our ability to obtain such additional financing could have a material adverse effect on our future business, financial condition and results of operations.

We will require additional capital of between $2.5 million to $4 million to expand our crowdfunding activities and the roll-out of The Funding Network in Europe.  The raising of additional capital could result in dilution to our stockholders.  In addition, there is no assurance that we will be able to obtain additional capital, or that if available, it will be available to us on favorable or reasonable terms.  Any limitation on our ability to obtain additional capital as and when needed could have a material adverse effect on our business, financial condition and results of operations.

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

Currency fluctuations may adversely affect our business.

All of our present operations take place in Europe. Accordingly, we receive revenues in Euros and maintain our books and records in Euros. However, for financial reporting purposes, we use the U.S. dollar. To the extent the U.S. dollar strengthens against the Euro, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for us. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

RISKS RELATING TO OUR SECURITIES

Because we are a former shell company and are not presently subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, Rule 144 of the General Rules and Regulations under the Securities Act of 1933, as amended, is not available to our shareholders.

We were a shell company at the time of the December 6, 2013 Share Exchange. As the result of the Share Exchange, we were no longer a shell company and on December 12, 2013 we filed a Current Report on Form 8-K containing Form 10 type information which, among other things, announced that we were no longer a shell company. Rule 144 of the General Rules and Regulations under the Securities Act of 1933, as amended (the “Securities Act”) provides conditions under which restricted and control securities of issuers can be sold without registration under the Securities Act. Rule 144(i) limits the availability of Rule 144 to shareholders of former shell companies to circumstances where former shell companies have ceased to be shell companies, have filed Form 10 type information, one year has elapsed since the filing of such Form 10 type information and the former shell company is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 month period or such shorter period that the former shell company was subject to such reporting requirements. We are not presently subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act. Accordingly, our shareholders are not presently eligible to utilize Rule 144 with regard to the sale of restricted or control securities of our Company owned by them. Absent registration or other exemption therefrom, holders of our restricted and control shares will not be able to sell their shares in the public market.

Because the Share Exchange was deemed a reverse acquisition, we may not be able to attract the attention of major brokerage firms, which may limit the liquidity of our common stock and may make it more difficult for us to raise additional capital in the future.

Additional risks may exist because the Share Exchange is considered a “reverse acquisition” under accounting and securities regulations. Certain SEC rules are more restrictive when applied to reverse acquisition companies, such as the ability of stockholders to resell their shares of our common stock pursuant to Rule 144. In addition, securities analysts of major brokerage firms may not provide coverage of our common stock because there may be little incentive for brokerage firms to recommend the purchase of our common stock. As a result, our common stock may have limited liquidity and investors may have difficulty selling it. In addition, we cannot assure you that brokerage firms will want to conduct any secondary offerings on our behalf if we seek to raise additional capital in the future. Our inability to raise additional capital may have a material adverse effect on our business.

There is not now, and there may not ever be, an active market for our common stock.

There currently is no active public market for our common stock. The limited trading in our common stock is extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our common stock. Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time. There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

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

●
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

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of common stock offered hereby. We are currently authorized to issue an aggregate of 300,000,000 shares of capital stock consisting of 290,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by the our Board of Directors. As of December 31, 2014, there were 33,182,100shares of our common stock and no shares of our preferred stock outstanding. There were also 5,946,530shares issuable upon exercise of outstanding and presently exercisable warrants and 1,068,250 additional shares issuable upon vesting of restricted stock units. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of the common stock will be initially quoted on the OTCBB and the OTC markets QB Tier.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2017, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any fiscal year end before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of fiscal year end or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this Annual Report and our periodic reports and proxy statements. Some investors may find our common stock less attractive because we rely on these exemptions, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have elected not to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. Section 107 provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Bulletin Board (OTCBB) and the OTC Markets QB Tier (OTCQB), as of September 25, 2013, under the symbol “SBID.” Prior to that date, our symbol was “HKDZ.”

Shares of our common stock began trading on a very limited basis in late January 2014.

As of March 17, 2015, we had 34,430,332 shares of common stock outstanding held by 87 stockholders of record.

The following table sets forth the high and low bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value.

Period	High	Low

Quarter ended March 31, 2014	$5.00	$0.43
Quarter ended June 30, 2014	4.25	1.20
Quarter ended September 30, 2014	2.00	0.35
Quarter ended December 31, 2014	0.75	0.18
Quarter ending March 31, 2015*	0.45	0.10
* Through March 17, 2015

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. Other than provisions of the Nevada Revised Statutes requiring post-dividend solvency according to certain measures, there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Recent Sale of Unregistered Securities

In April 2014 and May 2014 we issued 32,863 shares and 16,485 shares, respectively, of our common stock to our U.S. corporate and securities counsel in connection with the conversion of $16,431.50 and $8,242 in legal fees, respectively, at $0.50 per share. These issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering.

On May 21, 2014 we completed a private placement offering in which we sold an aggregate of 5,853,530 units at $0.50 per unit, for aggregate proceeds of $2,926,765. Each of these units consisted of one share of our common stock and one warrant to purchase one share of our common stock for a period of three years at a purchase price of $0.75 per share. In connection with the private placement offering we paid the placement agent fees and reimbursed expenses in the aggregate amount of approximately $81,645. We also issued an aggregate of 93,000 warrants to the placement agent or its designees exercisable for a period of three years at an exercise price of $0.50 per share. All of the subscribers to the private placement offering were accredited investors. All of the issuances were made in reliance on the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In connection with our December 6, 2013 Share Exchange Agreement with Symbid Holding B.V. and the shareholders of Symbid B.V., we issued an aggregate of 21,700,000 shares of our common stock to or on behalf of the shareholders of Symbid Holding B.V.

Effective July 24, 2014 we issued an aggregate of 905,750 restricted stock units under our 2013 Equity Incentive Plan to 16 employees. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. Each restricted stock unit vests on June 30, 2015. 140,000 of the restricted stock units were cancelled during 2014.

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

Effective July 24, 2014 we issued an aggregate of 21,000 restricted stock units under our 2013 Equity Incentive Plan to three advisors. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. 10,500 of the restricted stock units vested on September 30, 2014 and 10,500 of our restricted stock units vested on December 31, 2014. See “Market Price of and Dividends on Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans” below for more information about the 2013 Plan.

Effective August 15, 2014, we issued an aggregate of 30,000 restricted stock units under our 2013 Equity Incentive Plan to an advisor.

Effective October 1, 2014, we issued an aggregate of 82,000 restricted stock units under our 2013 Equity Incentive Plan to four advisors.

Effective November 1, 2014, we issued an aggregate of 15,500 restricted stock units under our 2013 Equity Incentive Plan to two employees.

All of the issuances of restricted stock units were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for transactions by an Issuer not involving a public offering.

On July 29, 2014, we entered into a Share Purchase Agreement with our wholly owned subsidiary, Symbid Holding B.V., and FAC 2 B.V., a limited liability corporation incorporated in The Netherlands.  Pursuant to the Share Purchase Agreement, we acquired FAC B.V., a limited liability corporation incorporated in The Netherlands from FAC 2 B.V. in exchange for 2,750,000 shares of our restricted common stock. The issuance to FAC 2 B.V. were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for transactions by an issuer not involving a public offering.

On December 8, 2014 we entered into an agreement (the ‘”Agreement”) with Fortion Holding B.V., a Netherlands limited liability corporation conducting its business under the trade name Credion (“Credion”). Credion provides financial advisory services in the Dutch small and medium enterprise (“SME”) markets and specializes in debt and equity financings for SMEs. The Agreement provides for a strategic alliance between us and Credion in which Credion’s extensive network of investors and entrepreneurs will be connected with each other through a new, online funding platform of ours. As consideration for Credion’s obligations under the Agreement, we issued 1,500,000 shares of our restricted common stock to Credion following execution of the Agreement. For the period January 1, 2015 through December 31, 2017, we are required to issue up to an additional 1,000,000 shares of our restricted common stock to Credion, up to 250,000 of which shares are payable as at December 31, 2015 for the period January 1, 2015 through December 31, 2015, up to 500,000 of which shares are payable as at December 31, 2016 for the period January 1, 2016 through December 31, 2016 and up to 250,000 of which shares are payable as at December 31, 2017 for the period January 1, 2017 through December 31, 2017. The number of shares to be issued for each of 2015, 2016 and 2017 will be based upon the number of monitoring start packages of €300 times the number of companies purchasing those packages from us that have been introduced to us by Credion.

Effective January 1, 2015 we entered into an agreement to issue 175,000 shares of our restricted common stock to a service provider, and shareholder of the company, in connection with the December 31, 2014 settlement of fees due by the Corporation for services as of December 31, 2014.

Effective January 1, 2015 we entered into an agreement to issue 18,150 shares of our restricted common stock to a contract employee, and shareholder of the company, in connection with the December 31, 2014 settlement of fees due by the Corporation for services as of December 31, 2014.

Effective January 1, 2015 we entered into an agreement to issue 40,000 shares of our restricted common stock to a service provider, and shareholder of the company,  in connection with the January 1, 2015 settlement of fees due by the Corporation for services as of January 1, 2015.

Effective January 1, 2015, we issued 30,000 restricted stock units under our 2013 Equity Incentive Plan to one advisor.

Effective January 1, 2015, we issued an aggregate of 139,736 restricted stock units under our 2013 Equity Incentive Plan to four employees.

On January 28, 2015, we sold 1,248,232 shares of our common stock at $0.50 per share under a private placement offering. All of the subscribers of the offering were accredited investors. All of the issuances were made in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act, as amended (the “Securities Act”) or Regulation S under the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, units and rights	Weighted-average exercise price of outstanding options, warrants, units and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders (1)	982,250	N/A	4,017,750
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	982,250		4,017,750

(1)  2013 Equity Incentive Plan

On December 6, 2013, our Board of Directors adopted, and on December 6, 2013, our stockholders approved, the 2013 Equity Incentive Plan, which reserves a total of 5,000,000 shares of our common stock for issuance under the 2013 Plan. If an incentive award granted under the 2013 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2013 Plan.

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

Duration, Amendment, and Termination

The Board has the power to amend, suspend or terminate the 2013 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2013 Plan will terminate on December 6, 2023.

As of December 31, 2014, 982,250 restricted stock units were issued and outstanding under the 2013 Plan, which number reflects the forfeiture and cancellation of 140,000 restricted stock units during the year ended December 31, 2014.

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

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2014 and 2013 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Overview 2014

During 2014 we have seen a significant increase in the equity-based crowdfunding volume of the business. In 2014 we added approximately 12,000 new users to our thriving community. As of December 31, 2014 we had 29,000 users within our community. As of December 31, 2014, Symbid has facilitated over $6.88 million in funding to innovative start-ups and SMEs. For the financial year 2014 the funding volume alone totaled approximately $ 4.5 million. During 2014 a total of 36 entrepreneurs were successfully funded through our equity-based crowdfunding platform.

The results of our crowdfunding business in 2014 were facilitated by the launch of a new version of our crowdfunding platform. The design, look and feel and user interaction of the platform significantly changed by the implemented improvements. 2014 has also proved to be the year of preparing new product roll-outs for the coming period. We acquired FAC B.V. in order to start offering monitoring services to the market. Also we have been investing in the preparation of the launch of our loan product offering. We aim at launching those products and services in the first half year of 2015, however there can be no assurance these goals will be achieved.

During 2015 we launched one product to the market, which relates to the Groups product we launched during 2013. In a collaboration with Farmersfunding we launched our Private Placement board within the Dutch market. The product features are comparable to the Group feature we offer on the crowdfunding platform. Closed group funding through an online platform, where within the Group functionality only equity-based crowdfunding could be offered, within the Private Placement board all types of product can be offered. In the latter Symbid is not taking care of the execution of the actual transaction between SME and investors. The corporate partnership product has been evolving over the past year into a model where corporates can become a partner in the Funding Network of Symbid. First corporate partnerships to be closed in 2015, however there can be no assurance this goal will be achieved.

Going Concern

The Company has suffered recurring losses, for 2014 a net loss of $2,822,000  (December 31, 2013, $1,260,196). As of December 31, 2014, the Company had cash on hand of $233,000, current liabilities to credit institutions of $118,000 and a working capital deficit of $456,000. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2014 and 2013 regarding concerns about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating operating cash flow and raising capital sufficient to fund operations.  We have discussed our strategy and plans relating to these matters elsewhere in this Annual Report although the consolidated financial statements included herein do not include any adjustments that might result from the outcome of these uncertainties. We expect that with the successful closing of the PPO, which we commenced in October, 2014, we will be able to fund ongoing operations and accelerate our international expansion for the next nine (9) months. Our business strategy may not be successful in addressing these issues, however, and if we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Strategy

During 2012, we developed a template model for our corporate crowdfunding platform. The pillars of this model are standardization, economies of scale and the concept “think global, act local.” Through standardization, our core crowdfunding processes have been fully documented and can be easily rolled out in other markets. Other new crowdfunding related products and services can be incorporated under the same model, with the Netherlands being our test market, and new models can be copied from there to other markets. Our main revenue stream is based on a transaction based model, so in the end we require a certain scale to operate successfully. A scale which could best be fueled by  making use of network effects.

The continued exponential growth of our core investment crowdfunding business in 2014 is the foundation on which The Funding Network is being built. This new, forward-thinking brand identity is rooted in our positioning at the heart of financial technology and reinforces the introduction of several new products and services starting the first quarter of 2015. February 2015 marks a crucial milestone in our strategic vision to provide the most efficient access to capital service worldwide as we add monitoring and deal-making tools to our online investment platform. During the start of the second quarter we aim at launching a debt based crowdfunding solution to the Dutch SME market. The Funding Network aims at giving small businesses direct access to all forms of finance, while offering investors full transparency on the potential risks and returns of their portfolio. Symbid is becoming the go-to platform for SME funding, connecting new and traditional sources of finance in one integrated network built around cutting-edge technology.

By expanding our product portfolio, market reach and revenue models by adding a monthly recurring revenue stream from monitoring services we intend to reach a break-even point in our cash flow by the end of 2015. For the international expansion separate funding will be required, which does imply we require a significant capital increase to realize this growth path and cover the related expected investments and operational losses. With the current PPO we intend to obtain the required capital for our next stage of the international roll-out in Europe, so other countries beyond Italy. By being quoted as Symbid Corp. on the OTC Bulletin Board and the OTC Markets QB Tier we intend to raise more capital from the markets in order to realize also the future stages of our growth path and start also operations in the United States once the JOBS-act has been implemented. Ultimately we intend to become the largest online Funding Network worldwide, however there can be no assurance this goal will be achieved.

Highlights

The following is a summary of our financial performance for the financial year 2014:

●	Consolidated revenue for the twelve month periods ended December 31, 2014 and 2013 totaled approximately $276,325 and $79,430 respectively, an increase of over 248%.

●	For the twelve months ended December 31, 2014, over 96.8% of our total revenues during this period was attributable to core equity based crowdfunding activities.

●	For the twelve month periods ended December 31, 2014 and 2013, total selling, general and administrative expenses totaled $2,151,679 and $427,103, respectively.

●	As of December 31, 2014 and 2013 we had 25 and 10 full-time employees, respectively.

Share Exchange and PPO closings

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

On May 20, 2014, a third closing of the private placement offering was completed in which an additional 2,380,810 units were sold generating gross proceeds of $1,190,405. In connection with the third closing, we incurred advisory and professional fees of $81,724, none of which were allocated to equity issuance costs and deducted from additional paid- in capital.

2013 Equity Incentive Plan

Before the Share Exchange on December 6, 2013, the Board of Directors adopted and the stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of common stock to officers, key employees, consultants and directors.  On July 24, 2014 the Company issued an aggregate of 1,003,500 restricted stock units to certain employee and non- employees under the 2013 Equity Incentive Plan (See for more detail Note 11 to the Financial Statements).

Shares Issued for Services

On December 8, 2014, the Company entered into an agreement with Fortion Holding B.V. and issued 1,500,000 shares of common stock valued at $645,000 for Credion's obligations under the agreement (see for more detail Note 16 to the Financial Statements).

Shares Issued for Asset Acquisition

On July 29, 2014, our wholly owned subsidiary Symbid Holding, a limited liability Corporation in the Netherlands, acquired all the issued and outstanding shares of FAC B.V. (“acquiree”) in exchange for 2,750,000 shares of our restricted common stock. Acquiree owns a perpetual, worldwide, exclusive license to infrastructure technology upon which we intend to develop a platform to enable cloud based financing solutions for small and medium sized enterprises, expanding on our current equity based crowdfunding solutions in the Netherlands. FAC B.V. was formed by FAC 2 B.V. for the specific purpose of holding the license and has no customers, employees, operations or revenues. Acquiree’s only assets are its proprietary software and technology.  Prior to our acquisition of Acquiree, (i) an indirect employee of ours who is a member of Symbid B.V. (a wholly owned subsidiary of Symbid Holding B.V.) management and is also the managing director of a 5% shareholder of ours indirectly owned 20% of Acquiree; (ii) an indirect employee of ours who is a member of Symbid B.V. management indirectly owned 20% of Acquiree; and (iii) a minority shareholder of ours indirectly owned 10% of Acquiree. (See for more detail Note 7 to the Financial Statements).

Incorporation of Symbid Germany GmbH

In August 2014 we incorporated in Germany our subsidiary Symbid Germany GmbH. We contributed capital of $7,749 to this subsidiary which is currently an entity without operations. During 2015 Symbid Germany GmbH is expected to start operations, however there can be no assurance this goal will be achieved.

Incorporation Symbid Italia SPA

On February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi.  Through Symbid Italia, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs can connect, fund and grow together and to digitalize financial services for Italian small and medium enterprises. Symbid Italia represents the first stage of the European roll-out of our crowdfunding platform outside of The Netherlands. In connection with the formation of Symbid Italia, we paid €250,000 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest. The roles and rights of the founding shareholders in managing and developing Symbid Italia are set forth in a 5-year Subscription and Shareholders’ Agreement signed in December 2014.

Gambitious interest sale

On February 9, 2015, we sold our remaining 12% indirect interest in Gambitious B.V. for €18,000 due to Gambitious B.V. having incurred continuing losses in 2014, Gambitious B.V. having switched its business focus to that of the publishing of games, Gambitious B.V. requiring capital contributions from its existing owners and Gambitious B.V. no longer constituting a strategic fit with our evolving operations.

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

Revenue Recognition

In 2014 we generated substantially all our revenue from administration and success fees from transactions on the Crowdfunding platform. Revenue from these transactions is accounted for at the moment an investment is made or a proposition is successfully funded. There is no credit risk since the fees are collected directly at the moment that the transaction takes place on the platform.

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

Effectively Symbid has no refund policy. The cash which is collected from investors is held in a third party bank account with Intersolve, which cannot be used or accessed by Symbid. With funds in this bank account, an investor buys crowdfunding credits which are accounted for in an electronic wallet and allocated by the investor to the investor’s funding projects of choice. Allocated funds can only be refunded to an investor from his electronic wallet if a particular project is not fully funded and the funding campaign is terminated. In that situation the investor project allocated funds are credited by Intersolve back to his electronic wallet, from where he can invest again in another project or request a refund of his money from Intersolve, net of an administration fee of approximately $21 (€20). Symbid receives 25% of this administrative fee.  At each year end, InterSolve marks the processed and completed refunds and, after this internal process, InterSolve sends a credit invoice to Symbid, recognizing the refund administration costs as revenues to be paid out to Symbid. At the moment Symbid receives the credit invoice from InterSolve stating the total number of refunds and the refund administration costs to be paid out to Symbid, we recognize these refunds as revenue. As of December 1, 2014 we changed our terms and made the refunds to bank accounts for investors free of any charge, however InterSolve is currently charging us $16 (€ 15) for each refund by an investor.

Other revenue is generated by licensing the platform to third parties. Revenue is accounted for on a monthly basis for the agreed monthly licensed fee. There is limited credit risk. If the monthly licensed fee is not paid we are entitled to set the platform offline.

As of the first quarter 2015 we will introduce two new revenue streams. An application fee for each entrepreneur registering at the Funding Network and an ongoing monitoring fee for each entrepreneur successfully funded within the Funding Network. Since those revenue streams will be applicable only as of the first quarter 2015 we will not discuss the revenue recognition policies here in more detail.

We provide a description of the different types of revenue below.

Create process related revenues

●
Application fees – $370 (exclusive of VAT) for every entrepreneur applying for funding on The Funding Network, with part of such fee being utilized to purchase advisory services from Credion in its capacity as a preferred supplier

Matchmaking related revenues

Public funding

●	Transaction fees – For every payment transaction to a Symbid wallet or investment in an investment proposition, a fee is charged to the investor.

°	2.5% Fee (exclusive of VAT) charged for investments up to $5,250

°	1% Fee (exclusive of VAT) charged for investments exceeding $5,250

●
Refund Fee –If an investor requests a refund from the “Online Wallet” a fee is charged to the investor in the amount of approximately $21 (€ 20), of which the Company will receive approximately $5. As of December 1, 2014  the Company will be charged $16 for each refund by an investor, while for the investor a refund has become free of any charge.

●	Success fee – When reaching a funding target, 5% (exclusive of VAT) of the target capital is charged to the target company.

Private funding

●	Placement fee – When reaching a funding target, $265 (exclusive of VAT) as flat fee is being charged to that target company.

Monitoring related revenues

●
Monitoring fees - The financier will pay us a monthly fee of $10 (exclusive of VAT) for one monitoring portal access. Entrepreneurs will be charged a fee of $320 (exclusive VAT) for a monitoring start package which includes three portal accesses for one year.

Licensing related revenues

In addition to sublicensing the crowdfunding platform technology to Symbid Coöperatie U.A., Symbid intends to sublicense the platform technology in the forms discussed below to others in The Netherlands and to country partners as part of its internalization strategy.

●
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

●
Software licenses – Symbid offers exclusive licenses within a country to use the Symbid legal and technology infrastructure. Set-up fees are at a minimum of $25,000 and yearly license fees will be offered for a minimum of $10,000 per year;

●
Affiliate and Group licenses – Symbid offers owners of existing communities or groups a crowdfunding service so they do not require their own crowdfunding infrastructure. Prices range from $530 to $2,500 on a yearly basis.

In general, and in compliance with ASC 605-10-S99-1, revenue is recognized when the services have been rendered and upfront payments are deferred until services have been rendered.

Concentrations of Credit Risk

The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to EUR 100,000 ($ 122,000). We have not experienced any losses in such accounts.

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

Distinct Characteristics of The Dutch Model

Symbid B.V. has a variable interest in Symbid Coöperatie U.A. Symbid Coöperatie U.A. licenses from Symbid B.V. its online crowdfunding platform in exchange for 100% of the administration fees and success fees earned by Symbid Coöperatie U.A. In addition, Symbid Coöperatie U.A. has entered into a perpetual platform management service agreement with Symbid B.V. for customer support, software updates and content management system control for approximately $6,000 per year. The management team of Symbid Coöperatie U.A. is the same as the management team of Symbid B.V.

The Company consolidates any variable interest entity (“VIE”) for which the Company is considered the primary beneficiary.1

Symbid B.V. is deemed to be the primary beneficiary of Symbid Coöperatie U.A. Symbid B.V. has a controlling financial interest in Symbid Coöperatie U.A. because it has the power to direct the activities of Symbid Coöperatie U.A. that most significantly impact Symbid Coöperatie U.A.’s economic performance. Symbid B.V., through its control of Symbid Foundation, can appoint the majority of the members’ council of Symbid Coöperatie U.A. which, in turn, appoints the management board of Symbid Coöperatie U.A. The Management Board of Symbid Coöperatie U.A. controls the activities that are most significant to Symbid Coöperatie U.A.  In addition, by virtue of the license agreement and management service agreement between Symbid Coöperatie U.A. and Symbid B.V., substantially all revenue earned by Symbid Coöperatie U.A. is remitted to Symbid B.V.

1 AVIE is an entity in which either a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or b) the voting rights of the equity investors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity. The Company evaluates whether entities in which it has an interest are VIEs and whether the Company qualifies as the primary beneficiary of any VIEs identified in its analysis.

As a result of this VIE structure, Symbid B.V. consolidates the financial statements of Symbid Coöperatie U.A. Every reporting period Symbid B.V. reassesses its relationship with Symbid Coöperatie U.A. to determine whether consolidation is required. As such, our conclusion regarding our status as the primary beneficiary of Symbid Coöperatie U.A. is subject to change.

Results of Operations

Fiscal Years Ended December 31, 2014 and 2013

The following table summarizes our historical consolidated financial statements:

	Year Ended December 31,
	2014	2013

Net Revenues
Crowdfunding	$267,358	$66,716
Other	8,967	12,714
	276,325	79,430
Operating expenses
Selling general and administrative	2,151,679	427,103
Professional fees	776,243	795,615
Research and development costs	320,032	78,773
Depreciation and amortization	70,517	1,302
	3,318,471	1,302,793

Operating loss	(3,042,146)	(1,223,363)

Other income (expenses)
Fair value adjustment derivative liability	291,662	1,341
Interest expenses	(31,405)	(20,166
Government subsidy	10,962	31,905
Equity in losses of Gambitious B.V. and Kredietpaspoort Coöperatie UA	(47,226)	(49,913)
Other income and expense	(3,641)	-
Total other income (expense)	220,352	(36,833)

Net loss	2,821,794	(1,260,196)

Net loss attributable to non-controlling interests	28,794	(30,016)

Net loss attributable to Symbid Corp. shareholders	$2,793,000	$(1,230,180)

Basic and diluted loss per common share	$(0.10)	$(0.05)

Weighted average number of shares outstanding
Basic and diluted	28,396,751	22,580,549

Revenues

Total revenue for 2014 was $276,000 and for 2013 was $79,000 representing a year on year growth of 248% or approximately $197,000. In line with those results, Crowdfunding revenue increased by approximately $201,000 during the same period. Crowdfunding revenue increased compared to the prior period due to an uptake in funding volume realized over the platform and more entrepreneurs being successfully funded.

Changes in local regulations within The Netherlands relating to the offering of securities to the public or specifically to crowdfunding, could negatively affect our operations in The Netherlands. Such changes could result in our having to change our business model, which could negatively impact future revenues. Further, there are various regulators in The Netherlands (e.g., the Authority for Financial Markets, the Dutch Central Bank and the Ministry of Finance) that monitor and regulate financial markets and supervise financial service providers involved in the sale of investments and securities. These regulators monitor crowdfunding activities and could determine that specific laws and regulations that apply to the financial sector should be extended to the crowdfunding arena. Such a determination could negatively affect our operations in The Netherlands and impact our ability to maintain our current year to year growth of revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2014 totaled $2,152,000 compared to $427,000 for 2013, an increase of almost $1,725,000. The increase was primarily due to an increase in payroll expenses and includes share based compensation expense of $833,000.

We anticipate that Selling, General and Administrative expenses will continue to increase as a percentage of revenue as a result of growth in headcount and headcount- related expenses. We plan to continue to increase Selling, General and Administrative employee headcount to support our growth and expansion. We also anticipate increases in Selling, General and Administrative expenses in 2015 due to the inclusion of share- based compensation expense.

Professional fees

Professional fees decreased for the year ended 2014 to a total of $776,000 compared to $796,000 for 2013, a decrease of almost $20,000. The decreasing amount of professional fees was primarily due to a decrease in legal costs over 2014 compared to 2013.

We anticipate professional fees will remain a substantial percentage of the operating costs in 2014 and into 2015. We anticipate incurring these costs in relation to the Company’s continued listing on the OTC markets and planned expansion of the Company’s platform into other markets.

Research and development

Research and development expenses for the year ended 2014 were $320,000 compared to $79,000 for the year ended 2013, an increase of approximately $241,000. The increase is primarily attributable to investments in the Company’s platform and website features in 2014 which were not incurred during the prior year due to the stage of the Company in 2013. Further, following the technology acquisition of the FAC B.V., the Company is investing in the expansion of the Company’s current equity-based crowdfunding platform to develop a cloud- based financing solution for small and medium sized enterprises.

We anticipate the research and developments costs for 2015 will remain at the same level compared to 2014.

Other expenses

Other income for 2014 totaled $220,000, an increase of approximately $257,000 compared to the same period in 2013. This increase from an expense to an income is caused by a non-cash increase in the fair value adjustment of the derivative liability of the warrants issued to investors in the 2013/2014 PPO.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2014, we had cash on hand of $233,000 and a working capital deficit of $456,000. We had an unused credit line of approximately $74,000 at the Rabobank.

Our principal sources of liquidity have been fund raising through Private Placement Offerings, before we were a public company our source of liquidity were funds raised from private investors.

Our liquidity position in 2014 decreased as compared to 2013 by approximately $659,000 from $892,000 to $233,000. This decrease in cash can be attributed to the increase in operating expenses.

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

On May 20, 2014, we completed a third and final closing of the PPO in which we sold an additional 2,380,810 units for aggregate additional gross proceeds of $1,190,405.

On January 28, 2015, the Company completed a private placement offering in which 1,248,232 shares of common stock were sold at $0.50 per share generating gross proceeds of $649,116. In connection with the private placement offering we incurred advisory and professional fees of $21,410.

We plan to continue raising capital in order to meet our liquidity needs. We intend to raise approximately $3,750,000 during the second quarter of 2015. No assurances can be given that we will be successful in this endeavor. With this additional capital, we will aim to achieve our cash flow breakeven point in the first half of 2016. The cash flow breakeven point will be achieved if revenue development increases faster than development costs over the coming year. With additional sources of revenues from new products, already launched in the first quarter of 2015, and intended to be launched in the second quarter of 2015, we are aiming at revenues for our 2015 fiscal year in excess of $1,000,000. However, we are dependent upon our ability to originate deal flow of SME’s to the Funding Network, so there can be no assurance this revenue target will be achieved.

Our capital requirements and intended use of funds for the coming 12 months are as follows:

Description	Amount in $	% of total
Working Capital	1,000,000	30
Expansion of Sales team	250,000	8
Additional Investments in Technology team	300,000	9
Investment in Big Data analyses	200,000	6
Implementation loan product offering	200,000	6
Expansion internal Finance function	100,000	3
Internationalization investments	200,000	6
Investor Relations budget	250,000	8
Marketing budget	400,000	12
Legal/compliance structure upgrade	150,000	4
OPTIONAL: acquisition of deal flow	250,000	8
Total	$3,300,000	100%

We currently have capital search activities going on to achieve our capital requirements for the next 12 months. However, we may be unable to close on our desired funding amounts. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements with unattractive terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2014 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our senior management, consisting of Korstiaan Zandvliet, our President (Principal Executive Officer), and Maarten van der Sanden, our Chief Operations Officer and Interim Chief Financial Officer (Principal Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Messrs. Zandvliet and van der Sanden, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our senior management concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2014, our senior management, consisting of Mr.. Zandvliet and Mr. van der Sanden assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated 1992 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and a lack of independent directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) our not having a Chief Financial Officer as at December 31, 2014. The aforementioned material weaknesses were identified by our senior management in connection with the review of our financial statements as of December 31, 2014.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee, the lack of independent directors on our board of directors and the lack of a Chief Financial Officer at December 31, 2014 results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2014, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding our current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors

Korstiaan Zandvliet	30	Director, Chief Executive Officer and President	December 6, 2013

Robin Slakhorst	31	Director, Chief Commercial Officer and Secretary	December 6, 2013

Maarten van der Sanden	29	Chief Operating Officer and Interim Chief Financial Officer	N/A

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

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Korstiaan Zandvliet – Director and Chief Executive Officer.  Korstiaan Zandvliet has served as our Chief Executive Officer and a director since December 6, 2013. Mr. Zandvliet is a founder of Symbid B.V. and has been a Managing Director of Symbid B.V. since December 2010.  From July 2008 to December 2010, Mr. Zandvliet was the Global Marketing Director for Mendix B.V. – Rotterdam, a software start-up offering a fully integrated model-driven platform to build enterprise-class business applications. At Mendix, Mr. Zandvliet was responsible for, among other things,  (i) budgeting and implementing all company communications strategies, both external and internal, (ii) editorial direction, design and production of all company publications, (iii) implementing marketing campaigns for trade shows and company marketing events, (iv) streamlining and optimizing the inside sales process, including organizing and staffing of webinars and CRM-system optimization, (v) market research and roll-out for the company’s international locations (Sweden, Thailand, USA, Abu Dhabi and UK) and (vi) capture and cataloging competitive intelligence from other model-driven organizations and competitors.  Since July 2010, Mr. Zandvliet has been an expert consultant and writer for Crowdsourcing Inc., a company whose website provides authoritative information and other content relating to crowdfunding and related formats. Because of Mr. Zandvliet’s years of international experience and management skills working with start-up organizations, including his role as a founder and Managing Director of Symbid B.V., we have concluded that Mr. Zandvliet should serve as a director of Symbid Corp. Mr. Zandvliet received a Bachelor’s Degree in business administration from RSM Erasmus University in 2007 and a Master’s Degree in Entrepreneurship and New Business Venturing from Erasmus University Rotterdam in 2010.

Robin Slakhorst – Director and Chief Commercial Officer.  Robin Slakhorst has served as our Chief Commercial Officer and a director since December 6, 2013.  He is a founder of Symbid B.V. and has been the Chief Commercial Officer of Symbid B.V. since December 2010.  Mr. Slakhorst founded Community Productions B.V. – Rotterdam, a company creating innovative web products focusing on social and communications platforms, in November 2005 and served as that company’s Managing Director until February 2013.   From March 2009 to May 2011, he was the marketing and Sales Director of Plugwise B.V. – Sassenheim, a company active in the “smart grid” energy market.  At that company, Mr. Slakhorst was responsible for (i) budgeting and implementing commercial strategy for sales, marketing and business development, (ii) new business development in coordination with the company’s product development team and (iii) crafting and implementing strategic partnerships with multinational energy companies and global consultancy companies.  Additionally, he worked with the chief executive officer of this company in connection with a multimillion dollar investment within the company by a Dutch national grid company. Mr. Slakhorst is also founder of Gastropoda Equus B.V., an investment holding company.  Because of Mr. Slakhorst’s years of business development and commercial strategic experience, including his role as a founder and Chief Commercial Officer of Symbid B.V., we have concluded that Mr. Slakhorst should serve as a director of Symbid Corp.  Mr. Slakhorst received a Bachelor’s Degree in business administration from RSM Erasmus University in 2007 and a Master’s Degree in Entrepreneurship and New Business Venturing from Erasmus University Rotterdam in 2010.  He also has an educational background in aerospace engineering.

Maarten van der Sanden – Chief Financial Officer and Chief Operating Officer.  Maarten van der Sanden has served as our Chief Operating Officer since December 6, 2013.  Mr. van der Sanden served as our Chief Financial Officer and Treasurer from December 6, 2013 until April 15, 2014 and has served as our Chief Financial Officer since March 16, 2015. Mr. van der Sanden has been a member of the board of directors of Symbid B.V. since January 2012. From July 2008 through December 2012, Mr. van der Sanden was a founder and Managing Director of RotaSocio Holding B.V. - Amsterdam, a developer of innovative mobility solutions whose first project, StudentCar, a car-sharing provider for students in the Netherlands, was launched in Rotterdam in January 2009, with an electric shared car introduced in June 2009.  At RotaSocio, Mr. van der Sanden was responsible for the operations and finance functions and the roll-out of StudentCar.  RotoSocio was sold in 2012 to the second largest car-sharing provider in the Netherlands. Since September 2012, Mr. van der Sanden has also been the Managing Director and owner of Sanden Beheer B.V. - Amsterdam, an investment company that invests in and provides management services to SMEs.  Mr. van der Sanden received a Bachelor’s Degree in business administration from RSM Erasmus University in 2006 and a Master’s Degree in Finance and Investments in 2007 and a Master’s Degree in Entrepreneurship and New Business Venturing in 2009, both from Erasmus University Rotterdam.

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

Code of Ethics

We have adopted a written code of ethics (the “Code of Ethics”) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We believe that the Code of Ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.  To request a copy of the Code of Ethics, please make written request to our Secretary, at Symbid Corp., Marconistraat 16, 3029 AK Rotterdam, The Netherlands.

Compliance with Section 16(a) of the Exchange Act

Our Common Stock is not registered pursuant to Section 12 of the Exchange Act.  Accordingly, our officers, directors and principal shareholders are not required to file reports of ownership and changes in ownership pursuant to Section 16(a) of the Exchange Act.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2014 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2014 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2014 that received annual compensation during the fiscal year ended December 31, 2014 in excess of $100,000. Three of our executive officers received annual compensation during the fiscal year ended December 31, 2014 in excess of $100,000.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Korstiaan Zandvliet, CEO(1)	2014	$98,406	0	26,839(2)	0	0	0	0	$125,245
	2013(3)	$62,818	0	0	0	0	0	0	$62,818
Robin Slakhorst, CCO(1)	2014	$98,406	0	26,839(2)	0	0	0	0	$125,245
	2013(3)	$62,818	0	0	0	0	0	0	$62,818
Maarten van der Sanden, COO(1)	2014	$98,406	0	26,839(2)	0	0	0	0	$125,245
	2013(3)	$62,257	0	0	0	0	0	0	$62,257
Philip Cooke, CFO(4)	2014	$64,597	0	0	0	0	0	0	$64,597

(1)
On December 6, 2013, Mr. Zandvliet, Mr. Slakhorst and Mr. van der Sanden were appointed as our Chief Executive Officer and President, Chief Commercial Officer and Secretary, and Chief Operational Officer and Treasurer, respectively.

(2)
Stock Award compensation applicable are the Restricted Stock Units awarded to the executives. As of July 24, 2014 each of the executives was awarded with 130,000 shares that will all vest end of June 2015. As of December 31, 2014 we expensed per executive $26,839 on these awards, which has been included in the calculation of the 2014 compensation for each of our executives.

(3)
The numbers presented in this table represent compensation paid to Mr. Zandvliet, Mr. Slakhorst and Mr. van der Sanden by Symbid B.V. Payment  were made through their management entities, Arena Amnis B.V., Gastropoda Equus B.V. and Sanden Beheer B.V., respectively.

(4)
As of April 15, 2014, Mr. Cooke was appointed as our Chief Financial Officer and Treasurer. Mr. Cooke resigned from all of his executive officer positions on November 14, 2014. Stock awards of 130,000 shares for Mr. Cooke were forfeited in the fourth quarter of 2014.

Outstanding Equity Awards at Fiscal Year-End

We have one compensation plan approved by our stockholders, the 2013 Plan. As of December 31, 2014, we had 982,250 restricted stock units issued and outstanding, 130,000 of which were granted to the named executive officers. The restricted stock units granted to the named executive officers under the 2013 Plan vest on June 30, 2015. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

On December 6, 2013, we entered into employment service agreements with each of Korstiaan Zandvliet, Robin Slakhorst and Maarten van der Sanden, respectively, pursuant to which they presently serve as our Chief Executive Officer and President, Chief Commercial Officer and Secretary and Chief Operating Officer, respectively. Mr. van der Sanden served as our Chief Financial Officer from December 6, 2013 until April 15, 2014. The employment agreements provide for a net annual base salary of €50,000 ($66,450 per year), €50,000 ($66,450 per year) and €50,000 ($66,450 per year) for each of Messrs. Zandvliet, Slakhorst and van der Sanden, respectively. Effective July 24, 2014, each of Messrs. Zandvliet, Slakhorst, and van der Sanden executed amendments to their respective employment agreements pursuant to which each agreed to have their base net salaries reduced by one third resulting in a net annual salary of €33.333 ($44,300 per year). These salaries are being paid in Euros. The listed US dollar amount is based on an exchange rate of US $1.3290/Euro. The actual US dollar amount paid may be different as a result of fluctuations in the exchange rate. These amounts are exclusive of an 8% holiday allowance. In addition, each of Messrs. Zandvliet, Slakhorst and van der Sanden are eligible to earn an annual bonus at such time and in such amount as may be determined by the Company’s Board of Directors. The Board of Directors may determine that some or all of an annual bonus shall be based upon the achievement of operational, financial or other milestones.

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

The employment service agreements with each of Messrs. Zandvliet, Slakhorst and van der Sanden supersede and cancel those management agreements by and between Symbid B.V. and the management companies of each of Messrs. Zandvliet, Slakhorst and van der Sanden.

As of April 15, 2014, we entered into a one-year employment services agreement with Philip J. Cooke pursuant to which Mr. Cooke served as our Chief Financial Officer and Treasurer (the “Employment Agreement”). The Employment Agreement provided for an annual base salary of €86,652. Effective July 24, 2014, Mr. Cooke executed an amendment to the Employment Agreement pursuant to which he agreed to have his base salary reduced by one-third to €57,101 ($75,887 per year). The listed US dollar amount is based on an exchange rate of $1.3290/Euro. This amount is exclusive of an 8% holiday allowance. In addition, Mr. Cooke was eligible to earn an annual bonus at such time and in such amount as may have been determined by our Board of Directors. Mr. Cooke resigned from all of his executive officer positions on November 14, 2014.

Director Compensation

We currently do not pay any cash compensation to members of our board of directors for their services as directors of the Company. However, we reimburse our directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the board of directors. We may determine to grant to each new director, at the time of such director's appointment, an option to purchase shares of our common shares.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 17, 2015, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Share Exchange, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Symbid Corp., Marconistraat 16, 3029 AK Rotterdam, The Netherlands.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned(1)

Korstiaan Zandvliet	1,207,799	(2)	3.51%

Robin Slakhorst	1,246,502	(3)	3.62%

Maarten van der Sanden	1,226,958	(4)	3.56%

All directors and executive officers as a group (3 persons)	3,681,259		10.69%

Maarten Timmerman Catharijnesingel 81B, 3511 GP Utrecht Utrecht, Netherlands	2,409,031	(5)	7.00%

Soops Investment, B.V. Johan van Hasseltweg 43-2, 1021 KN Amsterdam, Netherlands	1,747,328	(6)	5.07%

(1)           Applicable percentage ownership is based on 34,430,332 shares of Common Stock outstanding as of March 17, 2015, together with securities exercisable or convertible into shares of common stock within 60 days of March 17, 2015, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable pursuant to the exercise or conversion of other securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

(2)           Consists of shares of common stock held by Arena Amnis B.V. Korstiaan Zandvliet has sole voting and investment power with respect to these shares. Excludes up to 114,783 shares of Common Stock that are being held in escrow to secure the indemnification obligations of the former Symbid Holding B.V. shareholders under the Share Exchange Agreement.

(3)           Consists of shares of common stock held by Gastropoda Equus B.V. Robin Slakhorst has sole voting and investment power with respect to these shares. Excludes up to 118,461shares of Common Stock that are being held in escrow to secure the indemnification obligations of the former Symbid Holding B.V. shareholders under the Share Exchange Agreement.

(4)           Consists of shares of common stock held by Sanden Beheer B.V. Maarten van der Sanden has sole voting and investment power with respect to these shares. Excludes up to 116,604 shares of Common Stock that are being held in escrow to secure the indemnification obligations of the former Symbid Holding B.V. shareholders under the Share Exchange Agreement.

(5)           Consists of 203,095 shares of common stock held by Zomer B.V. and 2,307,484 shares of common stock held by Voyager Beheer B.V. Maarten Timmerman has 50% ownership with respect to the shares of Zomer B.V. and sole voting and investment power over the shares held by Voyager Beheer B.V. Excludes up to 274,467 shares of Common Stock that are being held in escrow to secure the indemnification obligations of the former Symbid Holding B.V. shareholders under the Share Exchange Agreement.  Also excludes 190,000 shares of common stock issuable upon exercise of warrants which are currently exercisable.

(6)           Also includes 162,850 shares of common stock issuable upon exercise of warrants which are currently exercisable.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000.00 or one percent of the average of our total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.

Symbid B.V. Management Compensation

Following the Share Exchange on December 6, 2013, the three officers of the Company entered into employment agreements and became salaried employees of Symbid Corp. During the years ended December 31, 2014 and 2013, total expenses recorded under these agreements were approximately $261,000 and $ 27,000, respectively.  As of December 31, 2014 and 2013, $11,000 and $27,000 has been accrued and recorded in accounts payable and accrued expenses.

Prior to the Share Exchange the Company compensated its three officers through management agreements with affiliates of those officers. During the twelve months ended December 31, 2014 and 2013, total expenses recorded under these agreements were -$0- and approximately $ 160,000, respectively. As of December 31, 2013, the balance due under these agreements was $13,000 and is included in accounts payable and accrued expenses.  There was no balance due under these agreements at December 31, 2014.

Loans to Symbid B.V.

Symbid B.V. issued two notes with an interest rate of 4% to a stockholder of Symbid B.V. in 2012 for approximately $79,000 and $8,000, respectively. The notes were converted into 736,450 shares of common stock valued at $85,681 on March 1, 2013. As the notes and accrued interest were converted at fair value of the common stock issued, no gain or loss was recorded.

Voyager B.V., beneficially owned by Maarten Timmerman, loaned approximately $81,000 to the Company in September 2011. This loan is due on September 15, 2015 with interest only payments of 4% per annum. The loan is subordinate to the interests of a bank working capital facility and is unsecured.

Gambitious B.V.

Symbid B.V. is also a founding partner and was, as of December 31, 2014, an indirect 12% owner, through its ownership in Gambitious Cooperative, of Gambitious B.V., a crowd funding platform tailored towards video games. Symbid B.V. earned no revenues from services performed on behalf of its equity method investment Gambitious B.V. during 2014.

Acquisition of FAC B.V.

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

RSU Issuances

During the year ended December 31, 2014 we awarded 921,250 shares of restricted stock units to 18 employees, including our then four executive officers, and 201,000 shares to non-employee advisors and consultants under the 2013 Equity Incentive Plan. Our three directors and shareholders were awarded each 130,000 shares. An indirect employee of ours who is a member of Symbid B.V. (a wholly owned subsidiary of Symbid Holding B.V.) management and is also the managing director of a 5% shareholder of ours was awarded 105,000 shares. Three minority shareholders and non-employee advisors to the company were awarded respectively, 37,500 shares, 6,000 shares and 98,000 shares. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting.  During the year ended December 31, 2014, 57,500 shares of restricted stock vested.  There were forfeitures of 140,000 shares of restricted stock during year ended December 31, 2014.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended December 31, 2014 and December 31, 2013 are set forth in the table below:

Fee Category	Year ended December 31, 2014	Year ended December 31, 2013

Audit fees (1)	$67,500	$127,167
Audit-related fees (2)	10,346	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$77,846	$127,167

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors.  The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2014, were approved by our board of directors.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

2.1	Share Exchange Agreement dated December 6, 2013, by and among Symbid Corp., Symbid Holding B.V. and the Shareholders of Symbid Holding B.V(1)
3.1	Articles of Incorporation of the Registrant(2)
3.2	Certificate of Amendment to the Articles of Incorporation of the Registrant(3)
3.3	By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on October 25, 2011)(4)
3.4	Articles of Association of Symbid Coöperatie U.A. (Unofficial English Translation)(5)
3.5	Articles of Association of Symbid Foundation. (Unofficial English Translation)(5)
3.6	Articles of Association of Stichting Symbid IP Foundation. (Unofficial English Translation)(5)
4.1	Form of Investor Warrant of the Registrant(1)
4.2	Form of Broker Warrant of the Registrant(1)
10.1	Split-Off Agreement, dated as of December 6, 2013, by and among the Registrant, Symbid Split Corp. and Holli Morris(1)
10.2	General Release Agreement, dated as of December 6, 2013, by and among the Registrant, Symbid Split Corp. and Holli Morris(1)
10.3	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and shareholders party thereto(1)
10.4	Form of Securities Purchase Agreement between the Registrant and the investors party thereto(1)
10.5	Form of Notice to Investors dated November 25, 2013(1)
10.6	Placement Agency Agreement, dated September 9, 2013, between the Registrant and Gottbetter Capital Markets, LLC(1)
10.7	Placement Agency Agreement, First Amendment, dated October 14, 2013, between the Registrant and Gottbetter Capital Markets, LLC(1)
10.8	Placement Agency Agreement, Second Amendment, dated November 15, 2013, between the Registrant and Gottbetter Capital Markets, LLC(1)
10.9	Subscription Escrow Agreement, dated as of September 9, 2013, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital markets, LLC(1)
10.10	Subscription Escrow Agreement, First Amendment dated as of November 15, 2013, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital markets, LLC(1)
10.11	Escrow Agreement dated as of December 6, 2013 by and among the Registrant, the Indemnification and Shareholder Representative named therein and Gottbetter & Partners, LLP
10.12	Employment Services Agreement, dated December 6, 2013, between the Registrant and Korstiaan Zandvliet(1)
10.13	Employment Services Agreement, dated December 6, 2013, between the Registrant and Robin Slakhorst(1)
10.14	Employment Services Agreement, dated December 6, 2013, between the Registrant and Maarten van der Sanden(1)
10.15	The Registrant’s 2013 Equity Incentive Plan(1)
10.16	Form of Registration Rights Agreement(1)
10.17	License Agreement dated April 13, 2011 by and between Symbid B.V. and Symbid Coöperatie U.A. (1)
10.18	Platform management Services Agreement April 6, 2011 by and between Symbid B.V. and Symbid Coöperatie U.A. (1)
10.19	Intellectual Property Transfer Agreement dated October 16, 2013 by and between Symbid B.V. and Stichting Symbid IP Foundation(1)
10.20	Intellectual Property License and Transfer Agreement dated October 16, 2013 by and between Stichting Symbid IP Foundation and Symbid Holding B.V. (1)
10.21	Addendum 1 dated December 5, 2013 to Intellectual Property License and Transfer Agreement dated October 16, 2013 by and between Stichting Symbid IP Foundation and Symbid Holding B.V. (1)
10.22	Intellectual Property Sublicense and Transfer Agreement dated December 5, 2013 by and between Symbid Holding B.V. and Symbid B.V. (1)
10.23	Employment Services Agreement, dated April 15, 2004, between the Registrant and Philip Cooke(6)
10.24	Share Purchase Agreement dated July 29, 2014, between the Registrant, Symbid Holding B.V., and FAC 2 B.V.(7)
10.25*	Agreement dated December 8, 2014 by and between the Registrant and Fortion Holding B.V.
10.26*	Subscription and shareholder agreement dated December, 2014, between the Registrant, Banca Sella Holding SPA and Marco Bicocchi Pichi
14.1	Code of Ethics(2)
21.1	Subsidiaries of Registrant
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	XBRL Instance Document***
101.SCH*	XBRL Taxonomy Extension Schema Document***
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document***

(1)
Filed with the Securities and Exchange Commission on December 12, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K ), which exhibit is incorporated herein by indicated above, to the Registrant’s Registration Statement on Form S-1, which exhibit is incorporated herein by reference.

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

(4)	Filed with the Securities and Exchange Commission on March 13, 2014, as an exhibit, numbered as indicated above, reference.

(5)
Filed with the Securities and Exchange Commission on October 25, 2011, as an exhibit, numbered as to the Registrant’s Current Report on Form 8-K, Amendment No. 1, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on April 18, 2014, as an exhibit, numbered 10.1, to the Registrant's Current Report on Form 8-K, which exhibit is incorporated herein by reference.

(7)	Filed with the Securities and Exchange Commission on August 4, 2014, as an exhibit, numbered 10.1, to the Registrant's Current Report on Form 8-K, which exhibit is incorporated herein by reference.

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

SYMBID CORP.

Dated: March 25, 2015	By:	/s/ Korstiaan Zandvliet
	Name	Korstiaan Zandvliet
	Title	Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 25, 2015	By:	/s/ Maarten van der Sanden
	Name	Maarten van der Sanden
	Title	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Korstiaan Zandvliet	Chief Executive Officer and President (Principal Executive Officer)	March 25, 2015
Korstiaan Zandvliet	and Director

/s/ Robin Slakhorst	Secretary and Director	March 25, 2015
Robin Slakhorst

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Symbid Corp.

We have audited the accompanying consolidated balance sheets of Symbid Corp. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders deficit, and cash flows for each of the years in the two year period ended December 31, 2014. Symbid Corp.s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companys internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symbid Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses during the year ended December 31, 2014, and has negative cash flows from operations of $1,820,000. These factors raise substantial doubt about the Companys ability to continue as a going concern. Managements plans in regards to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully refinance or raise capital to fund ongoing operations there would be a material adverse effect to the consolidated financial statements.

/s/ Friedman LLP
 East Hanover, New Jersey
 March 25, 2015

SYMBID CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$233,068	$891,592
Accounts receivable, less allowance for doubtful accounts of $4,672 and $10,718 respectively	45,070	2,897
Prepaid expenses and other current assets	53,366	59,486
Total current assets	331,504	953,975

Property and equipment, net	8,480	4,259
Investments in associated companies	10,750	1,432
Intangible assets, net	1,031,692	-
Total assets	$1,382,426	$959,666

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$378,023	$138,495
Accrued expenses and other current liabilities	291,540	256,928
Deferred government grants	-	11,017
Current maturities of notes payable	118,149	41,657
Total current liabilities	787,712	448,097

Notes payable, less current maturities	91,914	237,973
Derivative liability - warrants	153,154	303,662
Total liabilities	1,032,780	989,732

Commitments

Stockholders' Equity (Deficit)

Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 33,182,100 and 34,268,736 respectively	33,182	34,268

Additional paid-in capital	5,367,771	2,041,052
Accumulated other comprehensive loss	(178,522)	(44,029)
Accumulated deficit	(4,794,760)	(2,001,760)
Total Symbid Corp. stockholders' equity	427,671	29,531
Noncontrolling interests	(78,025)	(59,597)
Total stockholders' equity (deficit)	349,646	(30,066)
Total liabilities and stockholders' equity (deficit)	$1,382,426	$959,666

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)

	Year ended
	December 31,
	2014	2013
Revenues
Crowdfunding	$267,358	$66,716
Other	8,967	12,714
Total revenues'	276,325	79,430
Operating expenses
Selling, general and administrative	2,151,679	427,103
Professional fees	776,243	795,615
Research and development costs	320,032	78,773
Depreciation and amortization	70,517	1,302
Total operating expenses	3,318,471	1,302,793

Operating loss	(3,042,146)	(1,223,363)
Other income (expense)
Fair value adjustment derivative liability - warrants	291,662	1,341
Interest expense	(31,405)	(20,166)
Government subsidy	10,962	31,905
Equity in losses of Gambitious B.V. and Kreditpaspoort	(47,226)	(49,913)
Other income and expense	(3,641)	-
Total other income (expense)	220,352	(36,833)

Net loss	(2,821,794)	(1,260,196)

Net loss attributable to noncontrolling interests	(28,794)	(30,016)

Net loss attributable to Symbid Corp. stockholders	$(2,793,000)	$(1,230,180)

Basic and diluted net loss per common stock	$(0.10)	$(0.05)

Weighted average number of shares outstanding
Basic and diluted	28,396,751	22,580,549

Share-based compensation expense included in operating expenses:
Selling, general and administrative	832,827	-
Professional fees	139,455	-
Research and development costs	5,029	-
	977,311	-

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(EXPRESSED IN US DOLLARS)

	Year ended
	December 31,
	2014	2013

Net loss	$(2,821,794)	$(1,260,196)
Other comprehensive loss:
Foreign currency translation adjustments	(134,493)	(36,324)
Comprehensive loss	(2,956,287)	(1,296,520)

Net loss attributable to noncontrolling interests	(28,794)	(30,016)
Foreign currency translation income (loss) attributable to noncontrolling interests	10,366	(1,765)
Comprehensive loss attributable to noncontrolling interests	(18,428)	(31,781)

Comprehensive loss attributable to Symbid Corp. stockholders	$(2,937,859)	(1,264,739)

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(EXPRESSED IN US DOLLARS)

	Symbid Corp. Stockholders
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Symbid Corp. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity

Balance, January 1, 2013	26,733,356	26,733	335,655	(7,705)	(771,580)	(416,897)	(27,816)	(444,713)

Proceeds from the issuance of common stock, net of issuance costs	3,198,414	3,198	375,025	-	-	378,223		378,223
Issue of common stock, PPO	3,098,736	3,098	1,180,126	-	-	1,183,224		1,183,224
Issue of common stock for services	501,780	502	65,302	-	-	65,804		65,804
Non-cash conversion of Notes Payable	736,450	736	84,945	-	-	85,681		85,681

Translation adjustment	-	-	-	(36,324)	-	(36,324)	(1,765)	(38,089)

Net loss	-	-	-	-	(1,230,180)	(1,230,180)	(30,016)	(1,260,196)
Balance, December 31, 2013	34,268,736	34,268	2,041,052	(44,029)	(2,001,760)	29,531	(59,597)	(30,066)

Proceeds from the issuance of common stock, net of issuance costs	2,754,794	2,755	1,102,518	-	-	1,105,273	-	1,105,273
Cancellation of Gambitious and Equidam Escrow Shares	(8,300,000)	(8,300)	8,300	-	-	-	-	-
Issuance of common stock for services	208,570	209	97,011	-	-	97,220	-	97,220
Issuance of common stock for assets	2,750,000	2,750	1,192,342	-	-	1,195,092	-	1,195,092
Reclassification of warrants	-	-	123,569	-	-	123,569	-	123,569
Share Based compensation related to employee share based awards							-	-
	-	-	159,479	-	-	159,479	-	159,479
Fortion Holding B.V. - Shares issued under Stratigic Alliance Agreement
	1,500,000	1,500	643,500	-	-	645,000		645,000
Translation adjustment	-	-	-	(134,493)	-	(134,493)	10,366	(124,127)
Net loss	-	-	-	-	(2,793,000)	(2,793,000)	(28,794)	(2,821,794)
Balance, December 31, 2014	33,182,100	33,182	5,367,771	(178,522)	(4,794,760)	427,671	(78,025)	349,646

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

	Year ended
	December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(2,821,794)	$(1,260,196)
Adjustments to reconcile net loss to net cash
used in operating activities
Employee stock based compensation	159,479	-
Shares issued under strategic alliance agreement	645,000	-
Stock issued for services	97,220	-
Depreciation and amortization	70,517	1,302
Equity in losses of Gambitious and Kreditpaspoort	47,225	49,913
Warrant liability - fair value adjustment	(291,662)	(1,341)
Deferred government grants	(10,963)	(31,905)
Provision for doubtful accounts	(14,349)	10,349
Changes in assets and liabilities
Accounts receivable	(31,632)	(7,056)
Prepaid expenses and other current assets	(928)	41,516
Accounts payable	270,297	82,553
Accrued Expenses and other current liabilities	61,138	189,264
Net cash used in operating activities	(1,820,452)	(925,601)

Cash flows from investing activities
Investment in associated companies	$(57,306)	$(1,376)
Acquisition of property and equipment	(6,857)	-
Net cash used in investing activities	(64,163)	(1,376)

Cash flows from financing activities
Proceeds from line of credit	$-	$1,489,118
Proceeds from the issuance of common stock, net of issuance costs	1,369,996	378,223
Repayments of notes payable	(39,769)	(41,623)
Net cash provided by financing activities	1,330,227	1,825,718

Effect of exchange rate changes on cash	(104,136)	(14,881)
Net (decrease) / increase in cash	(658,524)	883,860

Cash and cash equivalents, beginning of year	891,592	7,732
Cash and cash equivalents, end of year	$233,068	$891,592

Supplemental cash flow disclosures
Interest paid	$(31,405)	$(20,166)

Non-cash investing and financing activities
Change in accrued expenses related to non- employee share based payments	$76,208	$-
Fair value of shares issued related to acquisitions of assets	1,195,092	-
Fair value of warrant liability recorded	264,723	221,533
Conversion of notes payable into common stock	-	85,681

(The accompanying notes are an integral part of these consolidated financial statements)

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

The main operating entity of Symbid Corp. is Symbid B.V. (“Symbid B.V.”) and was incorporated in Utrecht, Netherlands on March 29, 2011 under the laws of the Netherlands. The Company was launched in April 2011 in its headquarters in Rotterdam, The Netherlands as one of the first three equity based crowdfunding forerunners worldwide. Entrepreneurs use Symbid to obtain business growth funding from the crowd in exchange for a part of the equity of their company. Investors can participate from as little as $24, and become shareholders of start-up companies or growing businesses in need of capital.

Since August 2012, the Company is one of the first platforms worldwide to offer multiple models of crowdfunding on a progressive scale for Small and Medium Enterprises (SME’s), integrating a unique legal structure into the IT-infrastructure of the crowdfunding platform. The goal of the Company is to create a portfolio of crowdfunding products, where anyone interested in crowdfunding can find their right solution.

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

The Symbid infrastructure serves as a matchmaking platform, with added value for both entrepreneurs and investors on a global scale. The Company earns success fees and transaction fees charged to the entrepreneurs and investors active on the platform. In addition to matchmaking on the Company platform, the Company licenses its infrastructure in several forms to other partners.

As of December 31, 2014, the Company, through its ownership in Gambitious Coöperatie UA (“Gambitious Coop”) has a 12% indirect ownership interest in Gambitious B.V. (“Gambitious”), a company located in the Netherlands, which uses the Company’s platform to raise capital for video games produced by a wide range of developers.

As of December 31, 2014, the Company has a 14.53% ownership in Kredietpaspoort U.A. (“Kredietpaspoort”), a Cooperative located in the Netherlands, through its wholly owned subsidiary Symbid B.V. and Symbid Coop, a variable interest entity which we effectively control through corporate governance rather than through any ownership further discussed in Note 6. The Kredietpaspoort is a cloud- based platform that is in development to provide credit evaluation and financing options to SME companies in the Netherlands. In addition, the Company’s Chief Commercial Officer owns a 5.72% interest in Kredietpaspoort. At December 31, 2014, the combined holdings in Kredietpaspoort by Symbid B.V., Symbid Coop and our executive officer totals approximately 20.25% (see Note 6).

As of December 31, 2014, the Company currently has a 7% ownership in Equidam Holding B.V. (“Equidam”). Equidam started as an online valuation tool for private companies with a particular focus on SME’s, Equidam now also offers monitoring services to investors on the Company’s platform.

Liquidity and Going Concern Matters
The accompanying consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring net losses during the twelve months ended December 31, 2014 and 2013 of $2,822,000 and $1,260,000, respectively. At December 31, 2014 and 2013, the Company had a working capital deficit of $456,000 and working capital of $506,000, respectively. As of December 31, 2014, the Company had cash on hand of approximately $233,000 and current liabilities of $788,000. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

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

Reclassifications
Certain reclassifications have been made to the 2013 financial statements to conform to the consolidated 2014 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

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

Noncontrolling Interests
The Company presents noncontrolling interests as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and upon loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Income and losses attributable to the non-controlling interests in Symbid Coop are presented separately in the Company’s statement of operations.

Revenue Recognition
The Company generates its revenue from administration and success fees of transactions on the crowdfunding platform. Revenue from administration fees is collected and recognized at the moment an investor subscribes on the platform. Revenue from success fees are recognized at the time the crowdfunding proposition is successfully funded and there are no further obligations to the customer. There is no credit risk since the fees are collected directly at the moment that the transaction takes place on the platform. There is no right of return to investors once a crowdfunding proposition has been successfully funded. Other revenue is generated by licensing the platform to third parties. Revenue is accounted for on a monthly basis for the agreed monthly licensed fee. There is limited credit risk. If the monthly license fee is not paid, Symbid B.V. is entitled to set the platform offline.

Significant Concentrations for Revenue
During 2014, the Company had no major customers.

During 2013, the Company had one major customer which comprised $11,450 or 14% of total revenues. There are no amounts due from this customer at December 31, 2013.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Derivative Liability - Warrants
In connection with the private placement offering (“PPO”) with a final closing on May 20, 2014, the Company issued warrants to purchase shares of its common stock to investors who purchased units in the PPO (“Investor Warrants”). The Company also issued warrants to purchase shares of its common stock to brokers in connection with the PPO (“Broker Warrants”). Both the Investor and Broker Warrants, at the option of the holder, may be exercised by cash payment of the exercise price to the Company. The warrants may be exercised on a cashless basis in accordance with the warrant agreement commencing one year after the initial closing date of the PPO if no registration statement registering the shares underlying the warrants is then in effect. Further, the exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities. As a result, the fair value of these warrants were classified as liabilities under the provisions of FASB ASC Topic 815-40, Contracts in an Entity’s Own Equity, as they are not indexed to the Company’s own stock. The fair value of these warrants was estimated using a Monte Carlo simulation. The Company updates its estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as other income or expense. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820, Fair Value Measurements.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash accounts. The Company’s borrowings approximate fair value as the rates of interest are similar to what they would receive from other financial institutions. Refer to Note 12 on derivative liability- warrants, which have been classified as Level 3 instruments.

Concentrations of Credit Risk
Cash Held in Banks
The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to $122,000.

Accounts Receivable
Customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation
The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes and to maintain its books and records.  The Company’s subsidiaries maintain their books and records in their functional currency, the Euro (“EUR”), the currency of the Netherlands.

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

As of December 31, 2014 and 2013, the balance sheet accounts, with the exception of equity, were translated at 1 EUR to $1.2155 and $1.3770, respectively. The average translation rates applied to the statements of operations and cash flows for the twelve months ended December 31, 2014 and 2013 were at 1 EUR to $1.3290 and 1 EUR to $ 1.3295, respectively.

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is charged to operations using the straight-line method over the estimated useful lives of 5 years. Property and equipment consists mainly of computers.

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for betterments and major renewals are capitalized. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of disposal, and any resulting gains or losses are included in operations.

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

The carrying value of the intangible asset with a definite live is reviewed on a regular basis for the existence of facts or circumstances that the intangible asset may be impaired. An asset is considered impaired when the undiscounted future cash flows expected to result from its planned use are less than the carrying value. If the carrying value of an asset is deemed not recoverable, it is adjusted downward to its estimated fair value.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Risks and Uncertainties
The Company’s operations are subject to a number of risks, including but not limited to, changes in the general economy, demand for the Company’s products, the success of its customers, research and development results, uncertainties surrounding crowd funding rules and regulations, and the ability to attract new funding.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are carried at the amount billed to a customer, net of the allowance for doubtful receivables, which is an estimate for credit losses based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

The Company reviews the collectability of accounts receivable based on an assessment of historic experience, current economic conditions, and other collection indicators. At December 31, 2014 and 2013, the Company has recorded an allowance for doubtful accounts for $4,672 and $10,718, respectively.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost Method Investments
Direct and or indirect investments in business entities in which Symbid Corp. does not have a controlling financial interest and has no ability to exercise significant influence over operating and financial policies (generally 0-20 percent ownership), are accounted for by the cost method.

Equity Method Investments
Direct and or indirect investments in business entities in which Symbid Corp. does not have a controlling financial interest, but has the ability to exercise significant influence over operating and financial policies (generally 20-50 percent ownership), are accounted for by the equity method.

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

3 - VARIABLE INTEREST ENTITY- SYMBID COOP

The Company holds a variable interest in Symbid Coöperatie UA (“Symbid Coop”). Symbid Coop is the lessee of the Company’s online crowdfunding platform. Symbid B.V. licenses the online platform exclusively to Symbid Coop. The management of Symbid Coop is the same as the management of Symbid B.V. and Symbid Holding.

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

3 - VARIABLE INTEREST ENTITY- SYMBID COOP (Continued)

The classification and carrying amounts of assets and liabilities of Symbid Coop in the consolidated balance sheet are as follows:

	December 31,
	2014	2013
Current assets	$43,497	$53,414
Current liabilities	$121,521	$113,137

The assets related to Symbid Coop are not restricted.

4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
Prepaid expenses and other current assets	2014	2013
VAT return Q4 2014/ 2013	$44,146	$40,232
Revenues to be invoiced	1,173	9,273
Other prepaid expenses	8,047	2,837
Sharpe - prepaid advisory costs	-	7,144
	$53,366	$59,486

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

As of December 31, 2014 the Q4 (2013) VAT return accounted for 83% of total prepaid and other current assets. As of December 31, 2013 the Q4 (2012) VAT return of accounted for 68% of total prepaid and other current assets.

5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2014	2013
Computer and equipment	$12,288	$6,446
Less - Accumulated depreciation	(3,808)	(2,187)
	$8,480	$4,259

For the years ended December 31, 2014 and 2013, depreciation expense was $1,755 and $1,302, respectively. The CTA related to property and equipment for the years ended December 31, 2014 and 2013 is immaterial.

6 - INVESTMENT IN ASSOCIATED COMPANIES

GAMBITIOUS
The Company had as of December 31, 2014 an indirect ownership interest in Gambitious B.V. (“Gambitious”), a Company located in the Netherlands, which uses the Company’s platform to raise capital for video games produced by a wide range of developers.

In February 2014, the Company sold 912 memberships in Gambitious Coöperatie UA (“Gambitious Coop”). As a result of this transaction, the Company’s direct interest in Gambitious Coop decreased from 63% to 46% and the Company lost its controlling interest.  Accordingly, during the first quarter of 2014 Symbid has deconsolidated the assets, liabilities and equity components related to Gambitious Coop and recognized a loss in other income and expense of $1,631 for the year ended December 31, 2014.  The deconsolidation of Gambitious Coop did not have a material impact on the consolidated financial statements of the Company.

In April 2014, the Company participated in a funding round of Gambitious and contributed capital of approximately $25,000.

In May 2014, the Company sold 193 memberships in Gambitious Coop. As a result of this transaction, the Company had a direct interest in Gambitious Coop of 42%. As of December 31, 2014 the Company remained an indirect shareholder in Gambitious B.V. for 12% of total shares issued. At December 31, 2014, the Company has accounted for its investment in Gambitious Coop on the equity method basis of accounting.

6 - INVESTMENT IN ASSOCIATED COMPANIES (Continued)

At December 31, 2013 the Company had an indirect interest of 18% in Gambitious through an interest of 63% in Gambitious Coop. The balance sheets of Gambitious are as follows:

December 31,
2013
Current assets	$45,432
Property and equipment	-
$45,432
Current liabilities	$87,537
Stockholders’ equity	(42,105)
$45,432

The condensed statements of operations for Gambitious are as follows:

December 31,
2013
Sales	$21,994
Expenses, net	(240,661)
Net loss	$(218,667)

KREDIETPASPOORT
As of April 2014, Symbid B.V. and Symbid Coop acquired membership interests of 6.50% and 6.03% of Kredietpaspoort Coöperatie UA (“Kredietpaspoort”), respectively. The initial investments in Kredietpaspoort by Symbid B.V. and Symbid Coop of approximately $17,000 and $16,000, respectively, are recorded in Investments in Associated Companies. In addition, during 2014 our Chief Executive Officer and Chief Commercial Officer, both of whom are Directors of the Company, each acquired membership interests of 5.15% and 4.96%, respectively, in Kredietpaspoort. In December of 2014, our Chief Executive Officer sold his interest of 5.15% in Kredietpaspoort, also there was a re-allocation of memberships. Currently our Chief Commercial Officer holds an interest of 5.72%, while the interests of each Symbid Coop and Symbid B.V. are 6.96% and 7.57%, respectively. As a result our combined interest decreased from 22.64% to 20.25%. The Company continues to account for its investment in Kredietpaspoort on the equity method basis of accounting, as Symbid has the ability to exercise significant influence over the operating and financial policies of Kredietpaspoort through representation on the Kredietpaspoort board of directors and the combined voting interest of Symbid and its Chief Commercial Officer. With the exception of the investment by Symbid B.V. and Symbid Coop in April 2014, there have been no material transactions with Kredietpaspoort during the reporting period.

EQUIDAM
In August 2013, the Company acquired a 10% interest in Equidam for $ 1,400 recorded in Investments in Associated Companies. As December 31, 2014, the Company currently has a 7% ownership in Equidam, as the initial investment was diluted through a subsequent round of seed funding. The Company is accounting for their investment in Equidam on the cost basis of accounting. There have been no material transactions with Equidam during the reporting period.

7 – INTANGIBLE ASSET

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

The Company’s sole intangible asset consists of software obtained through the acquisition of the FAC B.V. As of December 31, 2014, software had a carrying value of $1,031,692, net of accumulated amortization of $68,761.  There were no intangible assets at December 31, 2013.

During the year ended December 31, 2014, amortization expense related to software totaled approximately $68,762. Expected future amortization expense related to this intangible asset based on the carrying amount as of December 31, 2014 is as follows:

Years ending December 31,
2015	$156,713
2016	156,713
2017	156,713
2018	156,713
2019	156,713
Thereafter	248,127
$1,031,692

8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2014	2013
Advisory costs*	$44,591	$172,051
Travel and hotel costs	4,478	15,272
Development costs	14,174	10,063
Management fee	11,190	-
Interest	10,717	8,451
Wage tax return	17,992	15,177
Holiday pay allowance/Net salary	53,555	17,648
Penalty waiver	14,630	-
Marketing	70,347	-
Accrued stock liability	21,841	-
VAT related to Symbid Coop.	10,828	-
Other current liabilities	17,197	18,266
	$291,540	$256,928

*Accrued advisory costs in 2013 relate mainly to the PPO in December 2013.

9 - NOTES PAYABLE

	December 31,
	2014	2013
Working capital facility - term loan	$128,685	$187,371
Subordinated loan – related party	81,378	92,259
	210,063	279,630
Less - Current Maturities	(118,149)	(41,657)
	$91,914	$237,973

Working Capital Facility
The Company has two credit facilities with the Rabobank, a national bank in the Netherlands.

The facility consists of the following two agreements:

1.
Long term loan for approximately $ 240,000, bears interest of approximately 6.4% and is payable quarterly with principal. The loan decreases on a quarterly basis by approximately $ 10,000, starting on September 30, 2012. As of December 31, 2014 the loan balance was $ 128,685.

2.
A line of credit of approximately $ 74,000 with a floating interest rate of 3.65% and 4.5% at December 31, 2014 and 2013, respectively. The balance on the credit facility at December 31, 2014 and 2013 was zero.

9 - NOTES PAYABLE (Continued)

The working capital facility is secured by the following assets:

1.	Assets of the Company including receivables and intellectual property developed by the Company.
2.	Guarantee by principal members of management up to approximately $60,000.
3.	Guaranteed by the Netherlands government for the remaining balance in a hypothetical liquidation up to approximately $264,000.

Note Payable - Related Party
The Company issued two notes with an interest rate of 4% to a stockholder of the Company during 2012 for approximately $79,000 and $ 8,000.  The notes were converted into 736,450 shares of common stock valued at $85,681 on March 1, 2013. As the notes and accrued interest were converted at fair value of the common stock issued, no gain or loss was recorded.

Subordinated Loan - Related Party
A stockholder of the Company has granted a loan of approximately $81,000 to the Company due on September 15, 2015 with interest only payments of 4% per annum. The loan is subordinate to the interests of the working capital facility and is unsecured.

Aggregate Maturity Schedule of Borrowings
The aggregate maturities of long-term debt outstanding as of December 31, 2014 are as follows:

Years ending December 31,
2015	$118,149
2016	36,771
2017	36,757
2018	18,386
$210,063

10 – CAPITAL STOCK

Share Exchange and PPO
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

10 – CAPITAL STOCK (Continued)

On May 20, 2014, a third closing of the private placement offering was completed in which an additional 2,380,810 units were sold generating gross proceeds of $1,190,405. In connection with the third closing, we incurred advisory and professional fees of $81,724, none of which were allocated to equity issuance costs and deducted from additional paid- in capital.

The following table displays the allocation of proceeds in connection with the PPO through December 31, 2014:

Gross proceeds from the PPO	$2,926,760
Issuance costs	(68,000)
Proceeds allocated to warranty liability	(570,268)
Proceeds allocated to common stock	$2,288,492

Each of the units sold in the PPO consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants are exercisable for a period of three years at a purchase price of $0.75 per share. As of December 31, 2014, the Company has issued 93,000 warrants to the placement agent as a commission. These warrants are exercisable for a period of three years at a purchase price of $0.50 (see Note 12).

Common and Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

Net Loss Per Share
Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. As of December 31, 2014 there are 5,853,530 Investor and 93,000 Broker Warrants which are excluded on the aforementioned basis. Nonvested shares are excluded from the computation of basic earnings per share unless they are considered “participating securities”, but are included in computing diluted earnings per share. As of December 31, 2014 there are 1,068,250 unvested shares.

10 – CAPITAL STOCK (Continued)

Cancellation of Escrow Shares
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

On June 6, 2014, the Company determined not to proceed with the purchase of the additional shares in Gambitious, resulting in the cancellation of the 5,000,000 shares of common stock held in escrow.  An additional 300,000 shares were cancelled from the 900,000 shares due to the pre- Share Exchange shareholders as a result of subsequent sales of membership interests in Gambitious BV in February 2014 and May 2014 described in Note 6, which reduced the Company’s indirect ownership interest in Gambitious from 18% to 12%.

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

Shares Issued for Services
On December 8, 2014, the Company entered into an agreement with Fortion Holding B.V. and issued 1,500,000 shares of common stock valued at $645,000 for Credion's obligations under the agreement (see Note 16).

Shares Issued for Asset Acquisition
On July 29, 2014, our wholly owned subsidiary Symbid Holding, a limited liability Corporation in the Netherlands, acquired all the issued and outstanding shares of FAC B.V. in exchange for 2,750,000 shares of our restricted common stock (See Note 7).

10 – CAPITAL STOCK (Continued)

Private Investment
The Company issued 3,198,414 shares of common stock valued at $378,223 for cash during the twelve months ended December 31, 2013.

Stock issued for convertible notes payable
On March 1, 2013 the Company issued 736,450 shares of common stock valued at $85,681 in connection with the conversion of notes payable and accrued interest (see Note 9).

Noncontrolling Interests
The composition of the net loss attributable to noncontrolling interests are as follows:

	Year Ended December 31,
	2014	2013
Symbid Coop- 100%	$28,794	$9,792
Gambitious Coop- 37%*	-	20,224
Total net loss attributable to NCI	$28,794	$30,016

*Prior to the loss of control in Gambitious Coop in February 2014, the Company held a noncontrolling interest of 37%.

11 - SHARE BASED COMPENSATION PLANS

2013 Stock Incentive Plan
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

During the year ended December 31, 2014 we awarded 921,250 shares of restricted stock units ("RSUs") to 18 employees, including our four executive officers, and 201,000 shares to non-employee advisors and consultants under the 2013 Equity Incentive Plan.

11 - SHARE BASED COMPENSATION PLANS (Continued)

Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. During the year ended December 31, 2014, 57,500 shares of restricted stock vested.  There were forfeitures of 140,000 shares of restricted stock during year ended December 31, 2014. The fair market value for stock-based compensation expense is equal to the closing price of our common stock on the date of grant, which was measured based on a weighted average fair value calculation using available observable inputs of recent arm’s length transactions in the Company’s private placement offering and, to a lesser extent, the publicly traded share price. The restrictions on the stock award are released generally over one year.

The Company recognized share based compensation expense for employee awards of approximately $159,000 for the year ended December 31, 2014, of which $154,000 and $5,000 was recorded in selling, general and administrative expenses and research and development, respectively. Unrecognized compensation expense for unvested employee RSUs at December 31, 2014 was approximately $184,000, which is expected to be recognized over the remaining weighted average period of six months.

For the year ended December 31, 2013, no equity awards were granted to employees under the 2013 Stock Incentive Plan.

Non-employee Share Based Compensation
Share- based compensation expense related to restricted stock and restricted stock units (collectively ‘Non-Employee Awards’) granted to non- employees is measured at the fair value of consideration received or the fair value of the equity instruments issued or liabilities incurred, whichever is more reliably measured.  The cost of the share based payments to non- employees that are fully vested and non- forfeitable as at the grant date are remeasured and recognized at that date, unless there is a contractual term for services, in which case such compensation would be amortized over the contractual term. In addition to the shares granted under the 2013 Equity Incentive Plan, the Company issued 1,640,222 shares of restricted common stock and 49,348 common shares to non- employee advisors and consultants. Of the 1,890,570 awards of restricted stock and common shares issued to non-employees, approximately 1,747,070 shares have vested at December 31, 2014. As of December 31, 2014, no non-employees forfeited restricted stock or RSUs awarded in 2014.

The Company recognized share based compensation expense for non-employee share based awards of approximately $818,000 for the year ended December 31, 2014. For the year ended December 31, 2014, share based compensation expenses related to non- employees of approximately $139,000 and $679,000 was recorded in professional expenses and selling, general and administrative expenses, respectively. As of December 31, 2014, the Company has recorded approximately $22,000 in accrued expenses and other liabilities related to these non- employee share arrangements, which are either subject to continued contractual service conditions or have not been settled in common stock of the Company.

11 - SHARE BASED COMPENSATION PLANS (Continued)

Unrecognized compensation expense for unvested non-employee RSUs at December 31, 2014 was approximately $60,000, which is expected to be recognized over a weighted average of .91 years.

For the year ended December 31, 2013, no equity awards were granted to non- employees under the 2013 Stock Incentive Plan.

Share Based Compensation
The following table shows a summary of share based compensation expense included in the consolidated statement of operations for the year ended December 31, 2014:

Year Ended December 31,
2014
Selling, general and administrative	$832,827
Professional fees	139,455
Research and development costs	5,029
Total	$977,311

12 – DERIVATIVE LIABILITY – WARRANTS

The fair value of 5,853,530 investor and 93,000 broker warrants issued, under which an aggregate of the 5,946,530 shares of the Company’s common stock may be purchased in connection with the PPO, totaled $570,268, of which $558,996 related to Investor Warrants and $11,272 related to Broker Warrants.

The Company uses a Monte Carlo simulation to estimate the fair value of the warrants. In order to estimate the fair value of the anti-dilution feature, the Company estimated the potential impact of future financing needs on the warrants. A Monte Carlo simulation is a method used to iteratively calculate the value of the warrants using simulated stock price paths over the life of the warrants. A summary of the assumptions used to estimate the fair value of the warrants including the anti-dilution feature as of December 31, 2014 and December 31, 2013 is as follows:

12 – DERIVATIVE LIABILITY – WARRANTS (Continued)

	December 31,	December 31,
	2014	2013
Investor Warrants
Implied starting stock price	$0.40	$0.42
Volatility	50%	55%
Drift	0.64%-0.84%	0.75%
Exercise price	$0.75	$0.75
Minimum exercise price	$0.01	$0.01
Warrant shares	5,853,530	3,098,736
Event date	January 31, 2015	September 30, 2014
Maturity	December 5, 2016 – May 20, 2017	December 5, 2016
Shares outstanding	33,182,100	34,268,736

	December 31,	December 31,
	2014	2013
Broker Warrants
Implied starting stock price	$0.40	$0.42
Volatility	50%	55%
Drift	0.64%-0.71%	0.75%
Exercise price	$0.50	$0.50
Minimum exercise price	$0.01	$0.01
Warrant shares	93,000	77,500
Event date	January 31, 2015	September 30, 2014
Maturity	December 5, 2016- February 5, 2017	December 5, 2016
Shares outstanding	33,182,100	34,268,736

12 – DERIVATIVE LIABILITY – WARRANTS (Continued)

The fair value of the warrants issued was recorded in accordance with FASB ASC Topic 815-40, Contracts in Entity’s Own Equity. Accordingly, the Company determined that the fair value of the warrants represented a liability because the warrants have an anti-dilution restriction. The fair value of the warrants is recalculated each reporting period with the change in value taken as other income or expense in theConsolidated Statements of Operations.

As of December 5, 2014, the anti-dilution provision on the warrants issued December 5, 2013 expired resulting in the reclassification of the December 2013 warrants into equity.  As of December 31, 2014, the fair value of the warrants included in additional paid in capital is $123,569.

The following table summarizes the activity in Derivative liability- warrants within long term liabilities for the period indicated:

			Year Ended December 31, 2014
	December 31, 2013 Fair Value of Warrant Liability	Fair Value of Warrants Issued	Change in Fair value of Warrant Liabilities		Reclassification of Warrants to Equity at December, 31, 2014	December 31, 2014 Fair Value of Warrant Liability
Investor Warrants	$294,298	$262,521	$(287,723)		$(117,333)	$151,763
Broker Warrants	9,364	1,854	(3,939)		(6,236)	1,391
Total	$303,662	$264,375	$(291,66	)2	$(123,569)	$153,154

13 - DEFERRED GOVERNMENT GRANTS

The Company has received two grants (one for each Symbid B.V. and Symbid Coop) from the Dutch Government for an innovation presentation contract (“IPC”) project for a total of approximately $ 63,000. The majority of the grant comes from the Company’s participation in a project called the “Kredietpaspoort”, a collaborative project between certain Companies to develop a credit evaluation and financing platform, or so- called ‘passport’ for entrepreneurs.

The grant is for work performed over a 2 year period starting in May 2012. The Company worked within the parameters of the IPC project and recognized the grant ratably over the period in which it was earned, or 24 months.  The deferred revenue was fully recognized during the first quarter of 2014 (see Note 6). At the closing of the IPC project after the 24 month period the investment in dollar amounts and man hours by the Company and other participants have been converted collectively into an entity (Kredietpaspoort Coöperatie UA) which owns the IP of the project. The participants were issued memberships of the cooperative in exchange for their investments during the project.

13 - DEFERRED GOVERNMENT GRANTS (Continued)

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

14 – INCOME TAXES

As of December 31, 2014, the Company has net operating loss carry forwards of approximately $ 2,975,000 that can be utilized to future taxable income for income tax purposes. Net operating loss carry forwards expire starting in 2021. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

14 – INCOME TAXES (Continued)

The following table reconciles the statutory rates to the Company’s effective tax rate:

	December 31,
	2014	2013

U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
Dutch income tax rate	20%	20%
Equity Method Pick-Up – Symbid Holding	(9.53)	(9.49)
Other, less than 1%	(.15)	(.44)
Effective income tax rate	10.32	10.07
Effect on valuation allowance	(10.32)	(10.07)
Effective income tax rate	0%	0%

The Company has temporary differences related to its net operating loss, which give rise to a deferred tax asset of approximately $ 562,000 and $ 330,000 for the period ended December 31, 2014 and 2013, respectively.

The Company is subject to income tax examinations by tax authorities for 2014, 2013 and 2012.

15 - RELATED PARTY TRANSACTIONS

Management Fees
Following the Share Exchange on December 6, 2013, the three officers of the Company entered into employment agreements and became salaried employees of Symbid Corp. During the years ended December 31, 2014 and 2013, total expenses recorded under these agreements were approximately $261,000 and $ 27,000, respectively.  As of December 31, 2014 and 2013, $11,000 and $27,000 has been accrued and recorded in accounts payable and accrued expenses.

Prior to the Share Exchange the Company compensated its three officers through management agreements with affiliates of those officers. During the twelve months ended December 31, 2014 and 2013, total expenses recorded under these agreements were -$0- and approximately $ 160,000, respectively. As of December 31, 2013, the balance due under these agreements was $13,000 and is included in accounts payable and accrued expenses.  There was no balance due under these agreements at December 31, 2014.

Other
See Note 9 for related party financing arrangements.

16 - COMMITMENTS

Fortion Agreement
On December 8, 2014 we entered into an agreement with Fortion Holding B.V., a Netherlands limited liability corporation conducting its business under the trade name Credion.  Under the agreement with Credion, for the period January 1, 2015 through December 31, 2017, we are required to issue up to an additional 1,000,000 shares of our restricted common stock as follows:

For the year ended December 31,	Shares of Restricted Common Stock
2015	250,000
2016	500,000
2017	250,000
1,000,000

The number of shares to be issued for each of 2015, 2016 and 2017 will be based upon the number of monitoring start packages of EUR 300 times the number of companies purchasing those packages from us that have been introduced to us by Credion. The common shares are payable on December 31, 2015, 2016 and 2017.

Advisory Services
As of September 18, 2014, the Company entered into an Advisory Agreement with Capital Markets Group LLC to provide investor & public relations services for a 12 month period for approximately $5,000 per month. The Company has the option to cancel the contract after 5 months.

Rental Agreement
As of January 1, 2014, the Company entered into a new rental agreement for its corporate offices in the Netherlands. Rent payments totals $1,900 per month. The rental agreement has a term of two years. The annual commitment under this lease is approximately $20,000.

17 - SUBSEQUENT EVENTS

On January 28, 2015, the Company completed a private placement offering in which 1,248,232 shares of common stock were sold at $.50 per share generating gross proceeds of $649,116. In connection with the private placement offering we incurred advisory and professional fees of $21,410.

On February 9, 2015, we sold our remaining 12% indirect interest in Gambitious B.V. for $ 20,360 due to Gambitious B.V. having incurred continuing losses in 2014, Gambitious B.V. having switched its business focus to that of the publishing of games, Gambitious B.V. requiring capital contributions from its existing owners and Gambitious B.V. no longer constituting a strategic fit with our evolving operations.

On February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi.  Through Symbid Italia, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs can connect, fund and grow together and to digitalize financial services for Italian small and medium enterprises. Symbid Italia represents the first stage of the European roll-out of our crowdfunding platform outside of The Netherlands. In connection with the formation of Symbid Italia, we paid $ 284,525 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest.