Form 10-Q
period 2015-03-31
SYMBID CORP.
filed 2015-05-15
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2015

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

+31(0)1 089 00 400
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

There were 34,689,982 shares of the issuer’s common stock outstanding as of May 13, 2015.

SYMBID CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$413,607	$233,068
Accounts receivable, less allowance for doubtful accounts of $ 19,061 and $ 4,672 respectively	15,946	45,070
Prepaid expenses and other current assets	91,193	53,366
Total current assets	520,746	331,504

Property and equipment - at cost, less accumulated depreciation and amortization	7,020	8,480
Investment in associated companies	1,128	10,750
Intangible assets, net	885,954	1,031,692
Total assets	$1,414,848	$1,382,426

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$381,744	$378,023
Accrued expenses and other current liabilities	152,699	291,540
Current maturities of notes payable	105,464	118,149
Total current liabilities	639,907	787,712

Notes payable, less current maturities	82,046	91,914
Derivative liability - warrants	143,663	153,154
Total liabilities	865,616	1,032,780

Commitments

Stockholders' equity

Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 34,689,982 and 33,182,100 respectively	34,690	33,182

Additional paid-in capital	6,099,679	5,367,771
Accumulated other comprehensive loss	(282,170)	(178,522)
Accumulated deficit	(5,361,733)	(4,794,760)
Total Symbid Corp. stockholders' equity	490,466	427,671
Noncontrolling interests	58,766	(78,025)
Total stockholders' equity	549,232	349,646
Total liabilities and stockholders' equity	$1,414,848	$1,382,426

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended
	March 31,
	2015	2014
Revenues
Crowd funding	$54,394	$78,055
Other	19,472	8,050
Total revenues	73,866	86,105
Operating expenses
Selling, general and administrative	409,353	274,015
Professional fees	186,670	204,713
Research and development costs	22,242	45,975
Depreciation and amortization	36,938	334
Total operating expenses	655,203	525,037

Operating loss	(581,337)	(438,932)
Other income (expense)
Fair value adjustment derivative liability – warrants	(7,274)	15,264
Interest expense	(2,714)	(5,810)
Government subsidy	-	8,221
Gain on sale of investment in Gambitious B.V.	11,504	-
Other income and expense	-	(1,631)
Total other income (expense)	1,516	16,044

Net loss	(579,821)	(422,888)

Net loss attributable to noncontrolling interests	(12,848)	(11,018)

Net loss attributable to Symbid Corp. stockholders	$(566,973)	$(411,870)

Basic and diluted net loss per common stock	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	34,079,498	26,498,864

Share-based compensation expense included in operating expenses:
Selling, general and administrative	$120,290	-
Professional fees	44,212	-
Research and development costs	15,881	-
	$180,383	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(579,821)	$(422,888)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock based compensation	180,383
Depreciation and amortization	36,938	334
Gain on sale of investment in Gambitious	(11,504)
Fair value adjustment derivative liability - warrants	7,274	(15,264)
Deferred government grants	-	(8,221)
Provision for doubtful accounts	15,485	7,007
Changes in assets and liabilities
Accounts receivable	9,769	(26,002)
Prepaid expenses and other current assets	(45,293)	(6,921)
Accounts payable	35,207	32,859
Accrued expenses and other current liabilities	(77,124)	(90,925)
Net cash used in operating activities	(428,686)	(530,021)

Cash flows from investing activities
Proceeds from sale of interest in Gambitious	$20,309	$-
Net cash provided by investing activities	20,309	-

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	$624,116	$179,242
Net cash provided by financing activities	624,116	179,242

Effect of exchange rate changes on cash	(35,200)	(1,017)
Net (decrease) / increase in cash	180,539	(351,796)

Cash and cash equivalents, beginning of year	233,068	891,592
Cash and cash equivalents, end of year	$413,607	$539,796

Supplemental cash flow disclosures
Interest paid	$(5,982)	$(3,807)

Non-cash investing and financing activities
Change in accrued expenses related to non- employee share based payments	$61,302	$-
Reallocation of noncontrolling interests	$129,918	$-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

1 - BUSINESS, ORGANIZATION AND LIQUIDITY

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2015 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

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

The main operating entity of Symbid Corp. is Symbid B.V. (“Symbid B.V.”) and was incorporated in Utrecht, Netherlands on March 29, 2011 under the laws of the Netherlands. The Company was launched in April 2011 in its headquarters in Rotterdam, The Netherlands as one of the first three equity based crowd funding forerunners worldwide. Entrepreneurs use Symbid to obtain business growth funding from the crowd in exchange for a part of the equity of their company. Investors can participate from as little as $ 22, and become shareholders of start-up companies or growing businesses in need of capital.

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

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

On February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation was created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi.  Through Symbid Italia, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs can connect, fund and grow together and to digitalize financial services for Italian small and medium enterprises. Symbid Italia represents the first stage of the European roll-out of our crowdfunding platform outside of The Netherlands. In connection with the formation of Symbid Italia, we paid $ 284,525 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest. At March 31, 2015, the Company holds a controlling interest of 50.1% in Symbid Italia, as such, the results of Symbid Italia’s operations of have been included in the condensed consolidated financial statements (see Note 7).

As of March 31, 2015, the Company has a 14.53% ownership in Kredietpaspoort Coöperatie U.A. (“Kredietpaspoort”), a Cooperative located in the Netherlands, through its wholly owned subsidiary Symbid B.V. and Symbid Coop, a variable interest entity which we effectively control through corporate governance rather than through any ownership further discussed in Note 3. The Kredietpaspoort is a cloud- based platform that is in development to provide credit evaluation and financing options to SME companies in the Netherlands. In addition, the Company’s Chief Commercial Officer owns a 5.72% interest in Kredietpaspoort. At December 31, 2014, the combined holdings in Kredietpaspoort by Symbid B.V., Symbid Coop and our executive officer totals approximately 20.25% (see Note 4).

As of March 31, 2015, the Company has sold its remaining interest in Gambitious Coöperatie UA (“Gambitious Coop”) to better align the goals of the Company. As of December 31, 2014, the Company, through its ownership in Gambitious Coop had a 12% indirect ownership interest in Gambitious B.V. (“Gambitious”), a company located in the Netherlands, which uses the Company’s platform to raise capital for video games produced by a wide range of developers (see Note 4).

As of March 31, 2015, the Company has a 7% ownership in Equidam Holding B.V. (“Equidam”). Equidam started as an online valuation tool for private companies with a particular focus on SME’s, Equidam now also offers simple monitoring services to investors on the Company’s platform.

Liquidity and Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses during the three month periods ending March 31, 2015 and 2014 of $580,000 and $423,000, respectively. At March 31, 2015 and December 31, 2014, the Company had working capital deficit of $119,000 and $456,000, respectively. As of March 31, 2015, the Company had cash on hand of $414,000 and current liabilities to credit institutions of $33,000. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its significant subsidiaries on a combined and consolidated basis. The Company also includes subsidiaries over which a direct or indirect legal or effective control exists and for which the Company is deemed to direct the significant activities and has the obligation to absorb the losses or benefits of the entities. Intercompany balances and transactions with other consolidated entities have been eliminated. The consolidated financial statements have been prepared in accordance with U.S. GAAP, and include the Company’s accounts as well as those of a certain variable interest entity (“VIE”) for which the Company is the primary beneficiary. All inter-company accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to the 2014 financial statements to conform to the condensed consolidated 2015 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

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

Noncontrolling Interests

The Company presents noncontrolling interests as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and upon loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Income and losses attributable to the noncontrolling interests associated with Symbid Coop and Symbid Italia are presented separately in the Company’s condensed consolidated statement of operations.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash accounts. The Company’s borrowings approximate fair value as the rates of interest are similar to what they would receive from other financial institutions. Refer to Note 10 on derivative liability- warrants, which have been classified as Level 3 instruments.

Derivative Liability - Warrants

In connection with the private placement offering (“PPO”) with a final closing on May 20, 2014, the Company issued warrants to purchase shares of its common stock to investors who purchased units in the PPO (“Investor Warrants”). The Company also issued warrants to purchase shares of its common stock to brokers in connection with the PPO (“Broker Warrants”). Both the Investor and Broker Warrants, at the option of the holder, may be exercised by cash payment of the exercise price to the Company. The warrants may be exercised on a cashless basis in accordance with the warrant agreement commencing one year after the initial closing date of the PPO if no registration statement registering the shares underlying the warrants is then in effect. Further, the exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities. As a result, the fair value of these warrants were classified as liabilities under the provisions of FASB ASC Topic 815-40, Contracts in an Entity’s Own Equity, as they are not indexed to the Company’s own stock. The fair value of these warrants was estimated using a Monte Carlo simulation. The Company updates its estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as other income or expense. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classify such warrants in Level 3 in the fair value hierarchy per ASC 820, Fair Value Measurements.

Concentrations of Credit Risk

Cash Held in Banks

The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to $ 108,500.

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

In general, for consolidation purposes, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statements of operations and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income or loss.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

As of March 31, 2015 and December 31, 2014, the balance sheet accounts, with the exception of equity, were translated at 1 EUR to $1.0850 and $1.3290, respectively. The average translation rates applied to the statements of operations and cash flows for the three months ended March 31, 2015 and 2014 were at 1 EUR to $1.1283 and 1 EUR to $ 1.3702, respectively.

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

Risks and Uncertainties

The Company’s operations are subject to a number of risks, including but not limited to, changes in the general economy, demand for the Company’s platform, the success of its customers, research and development results, uncertainties surrounding crowdfunding rules and regulations, and the ability to attract new funding.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company reviews the collectability of accounts receivable based on an assessment of historical experience, current economic conditions, and other collection indicators. At March 31, 2015 and December 31, 2014, the Company has recorded an allowance for doubtful accounts for $19,061 and $4,672, respectively.

Comprehensive Loss

Comprehensive loss refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive loss but are excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments.

Cost Method Investments

Direct and or indirect investments in business entities in which the Company does not have a controlling financial interest and has no ability to exercise significant influence on operating and financial policies (generally 0-20 percent ownership) are accounted for by the cost method.

Equity Method Investments

Direct and/or indirect investments in business entities in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence on operating and financial policies (generally 20-50 percent ownership) are accounted for by the equity method.

Recent Accounting Pronouncements

No new accounting standards have been adopted since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

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

3 - VARIABLE INTEREST ENTITY- SYMBID COOP (Continued)

The classification and carrying amounts of assets and liabilities of Symbid Coop in the condensed consolidated balance sheet are as follows:

	March 31, 2015	December 31, 2014
Current assets	$47,511	$43,497

Current liabilities	$122,107	$121,521

The assets related to Symbid Coop are not restricted.

4 - INVESTMENTS IN ASSOCIATED COMPANIES

Kredietpaspoort

As of April 2014, Symbid B.V. and Symbid Coop acquired membership interests of 6.50% and 6.03% of Kredietpaspoort, respectively. The initial investments in Kredietpaspoort by Symbid B.V. and Symbid Coop of approximately $17,000 and $16,000, respectively, are recorded in Investments in Associated Companies. In addition, during 2014 our Chief Executive Officer and Chief Commercial Officer, both of whom are Directors of the Company, each acquired membership interests of 5.15% and 4.96%, respectively, in Kredietpaspoort. In December of 2014, our Chief Executive Officer sold his interest of 5.15% in Kredietpaspoort, also there was a re-allocation of memberships. Currently our Chief Commercial Officer holds an interest of 5.72%, while the interests of each Symbid Coop and Symbid B.V. are 6.96% and 7.57%, respectively. As a result our combined interest decreased from 22.64% to 20.25%. The Company continues to account for its investment in Kredietpaspoort on the equity method basis of accounting, as Symbid has the ability to exercise significant influence over the operating and financial policies of Kredietpaspoort through representation on the Kredietpaspoort board of directors and the combined voting interest of Symbid and its Chief Commercial Officer. As of December 31, 2014, the Kredietpaspoort investment balance has been reduced to nil, as the Company has suffered losses beyond the initial investment balance.  As of March 31, 2015, the initial investment has not been recovered.

Gambitious

In previous periods, the Company had an indirect ownership interest in Gambitious B.V. (“Gambitious”), a Company located in the Netherlands, which used the Company’s platform to raise capital for video games produced by a wide range of developers. On February 9, 2015, we sold our remaining 12% indirect interest in Gambitious for $20,360 and recorded a gain on investment of approximately $11,500 which is included in other income in the condensed consolidated statement of operations for the three month period ended March 31, 2015.  The Company feels that Gambitious is no longer a strategic fit with its evolving operations for the following reasons; Gambitious B.V. had incurred losses during 2014, the decision by Gambitious B.V. to switch its business focus to the publishing of games and the requirement of additional capital contributions from its existing owners.

As of December 31, 2014, the Company remained an indirect shareholder in Gambitious B.V. for 12% of total shares issued. At December 31, 2014, the Company has accounted for its investment in Gambitious Coöperatie UA (“Gambitious Coop”) on the equity method basis of accounting.

In May 2014, the Company sold 193 memberships in Gambitious Coop. As a result of this transaction, the Company had a direct interest in Gambitious Coop of 42%.

In April 2014, the Company participated in a funding round of Gambitious and contributed capital of approximately $25,000.

4 - INVESTMENTS IN ASSOCIATED COMPANIES (Continued)

In February 2014, the Company sold 912 memberships in Gambitious Coop.  As a result of this transaction, the Company’s direct interest in Gambitious Coop decreased from 63% to 46% and the Company lost its controlling interest. Accordingly, during the first quarter of 2014 Symbid deconsolidated the assets, liabilities and equity components related to Gambitious Coop and recognized a loss in other income and expense of $1,631 for the three months ended March 31, 2014. The deconsolidation of Gambitious Coop did not have a material impact on the condensed consolidated financial statements of the Company.

Equidam
As of August 2013, the Company has acquired a 10% interest in Equidam for an amount of $ 1,128. As of March 31, 2015, the Company currently has a 7% ownership in Equidam, as the initial investment was diluted through a subsequent round of seed funding. The Company is accounting for their investment in Equidam on the cost basis. There have been no intercompany transactions with Equidam in the reporting period.

5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31, 2015	December 31, 2014
Advisory and professional costs	$25,989	$44,591
Travel and hotel costs	1,878	4,478
Development costs	2,113	14,174
Management fees	3,993	11,190
Interest	10,293	10,717
Wage tax return	18,806	17,992
Holiday pay allowance/Net salary	20,574	53,555
Penalty waiver	14,630	14,630
Marketing costs	-	70,347
Accrued stock liability	28,911	21,841
VAT related to Symbid Coop.	-	10,828
Other current liabilities	25,512	17,197
	$152,699	$291,540

All amounts are payable within one year.

6 - NOTES PAYABLE

	March 31, 2015	December 31, 2014
Working capital facility	$114,869	$128,685
Subordinated loan – related party	72,641	81,378
Total notes payable	187,510	210,063
Less - Current Maturities	(105,464)	(118,149)
Notes payable, less current maturities	$82,046	$91,914

6 - NOTES PAYABLE (Continued)

Working Capital Facility
The Company has two credit facilities with the Rabobank, a national bank in the Netherlands.

The facility consists of the following two agreements:

1.
Long term loan for approximately $197,000, bears interest of approximately 6.4% and is payable quarterly with principal. The loan decreases on a quarterly basis by approximately $ 9,000, starting on September 30, 2012. As of March 31, 2015 the loan balance was $ 114,869.

2.	A line of credit of approximately $ 66,000 with a floating interest rate of approximately 8.15% at March 31, 2015 and December 31, 2014. The balance on the credit facility at March 31, 2015 was $ 0.

The working capital facility is secured by the following assets:

1.	Assets of the Company including receivables and intellectual property developed by the Company.

2.	Guarantee by principal members of management up to approximately $ 60,000.

3.	Guarantee by the Netherlands government for the remaining balance in a hypothetical liquidation up to approximately $ 264,000.

Subordinated Loan - Related Party

A stockholder of the Company has granted a loan of approximately $ 73,000 to the Company due on September 15, 2015 with interest only payments of 4% per annum. The loan is subordinate to the interests of the working capital facility and is unsecured.

Aggregate Maturity Schedule of Borrowings

The aggregate maturities of long-term debt outstanding as of March 31, 2015 are approximately as follows:

As of
March 31, 2015
2015	$105,464
2016	32,823
2017	32,810
2018	16,413
$187,510

7 – CAPITAL STOCK

Private Placement Offering

On January 28, 2015, the Company completed a private placement offering in which 1,248,232 shares of common stock were sold at $0.50 per share generating gross proceeds of $624,116. In connection with the private placement offering the Company incurred advisory and professional fees of $21,410.

Common and Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

 7 – CAPITAL STOCK (Continued)

Net loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. As of March 31, 2015 there are 5,853,530 Investor and 93,000 Broker Warrants which are excluded on the aforementioned basis. Nonvested shares are excluded from the computation of basic earnings per share unless they are considered “participating securities”, but are included in computing diluted earnings per share. As of March 31, 2015 there are 1,047,486 unvested shares.

2013 Stock Incentive Plan

Before the Share Exchange on December 6, 2013, our Board of Directors adopted, and our stockholders approved, our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of our common stock to officers, key employees, consultants and directors. Refer to Note 9 on share based compensation plans.

8 – NONCONTROLLING INTERESTS

The composition of the net loss attributable to noncontrolling interests for the three month periods ended is as follows:

	March 31, 2015	March 31, 2014
Symbid Coop - 100%	$5,146	$10,412
Symbid Italia – 49.9%	7,702	-
Gambitious Coop	-	606
Total net loss attributable to noncontrolling interests	$12,848	$11,018

The composition of noncontrolling interests as reported in the balance sheets is as follows:

	March 31, 2015	December 31, 2014
Symbid Coop - 100%	$(74,596)	$(78,025)
Symbid Italia – 49.9%	133,362	-
Total equity (deficit) attributable to noncontrolling interests	$58,766	$(78,025)

Symbid Italia

In connection with the formation of Symbid Italia on February 20, 2015 (Refer to Note 1), the Company paid $284,525 for a 50.1% ownership interest. Two other shareholders obtained 29.94% and 19.96% ownership interests and collectively own a 49.9% noncontrolling interest in Symbid Italia.  Upon formation, to reflect the Company’s 50.1% equity interest in Symbid Italia, we reduced our investment through a charge to additional paid capital of $129,918. The reduction to additional paid in capital reallocated the equity balances between the Company’s controlling interest and the noncontrolling interest.

9 - SHARE BASED COMPENSATION PLANS

2013 Stock Incentive Plan

Under the 2013 Plan, 5 million shares of the Company’s common stock have been reserved for issuance to officers, employees, directors, consultants and advisors to the Company. The stock plan provides for grants of options, stock appreciation rights, performance share awards, restricted stock and restricted stock unit awards (“the Awards”). Up to 1,666,666 shares may be granted during the first 12 months following the Share Exchange and the remaining 3,333,332 shares may be granted during the first 24 months following the Share Exchange. The vesting period for the Awards under the 2013 Plan is determined by the Board at the date of grant. No awards were granted to employees or non-employees during the three months ended March 31, 2014.

During the three months ended March 31, 2015, we awarded 139,736 restricted stock units ("RSUs") to four employees under the 2013 Equity Incentive Plan. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. During the three months ended March 31, 2015, no shares of restricted stock vested, nor were there forfeitures of restricted stock. The fair market value for stock-based compensation expense is equal to the closing price of our common stock on the date of grant, which is measured based on a weighted average fair value calculation using available observable inputs of recent arm’s length transactions in the Company’s private placement offering and, to a lesser extent, the publicly traded share price. The restrictions on the stock awards are released generally over one year.

The Company recognized share based compensation expense for employee awards of approximately $117,000 for the three months ended March 31, 2015, of which $101,000 and $16,000 was recorded in selling, general and administrative expenses and research and development, respectively. Unrecognized compensation expense for unvested employee RSU’ at March 31, 2015 was approximately $123,000, which is expected to be recognized over the remaining weighted average period of 0.26 years.

Non-employee Share Based Compensation

Share- based compensation expense related to restricted stock and restricted stock units (collectively ‘Non-Employee Awards’) granted to non- employees is measured at the fair value of consideration received or the fair value of the equity instruments issued or liabilities incurred, whichever is more reliably measured. The cost of the share based payments to non- employees that are fully vested and non- forfeitable as at the grant date are remeasured and recognized at that date, unless there is a contractual term for services, in which case such compensation would be amortized over the contractual term. For the three month period ended March 31, 2014, no equity awards were granted to non- employees under the 2013 Stock Incentive Plan.

During the three months ended March 31, 2015, we awarded 30,000 restricted stock units to one advisor under the 2013 Equity Incentive Plan. Of the 231,000 awards of restricted stock issued to non-employees under the 2013 Plan, approximately 104,500 shares have vested at March 31, 2015. As of March 31, 2015, no non-employees have forfeited restricted stock or RSUs awarded under the 2013 Plan.

Under the 2013 Plan, for the three months ended March 31, 2015, the Company recognized share based compensation expense for non-employees of approximately $19,000. As of March 31, 2015, the Company has recorded approximately $29,000 in accrued expenses and other liabilities related to these non- employee share arrangements, which are either subject to continued contractual service conditions or have not been settled in common stock of the Company. Unrecognized compensation expense for unvested non-employee RSUs at March 31, 2015 was approximately $52,000, which is expected to be recognized over a weighted average of 0.7 years.

9 - SHARE BASED COMPENSATION PLANS (Continued)

In addition to the shares granted under the 2013 Equity Incentive Plan, the Company issued 233,150 shares of fully vested restricted common stock to non- employee advisors and consultants as consideration for services performed. The fair value of fully vested restricted common stock issued to advisors and consultants during the three months ended March 31, 2015 was $93,352. For the three months ended March 31, 2015, share based compensation expenses related to Non- Employee Awards of approximately $44,000 and $19,000 was recorded in professional expenses and selling, general and administrative expenses, respectively.

10 – DERIVATIVE LIABILITY - WARRANTS

The fair value of 5,853,530 investor and 93,000 broker warrants issued, under which an aggregate of the 5,946,530 shares of the Company’s common stock may be purchased in connection with the PPO, totaled $570,268, of which $558,996 related to Investor Warrants and $11,272 related to Broker Warrants.

The Company uses a Monte Carlo simulation to estimate the fair value of the warrants. In order to estimate the fair value of the anti-dilution feature, the Company estimated the potential impact of future financing needs on the warrants. A Monte Carlo simulation is a method used to iteratively calculate the value of the warrants using simulated stock price paths over the life of the warrants. A summary of the assumptions used to estimate the fair value of the warrants including the anti-dilution feature is as follows:

	March 31,	December 31,
	2015	2014
Investor Warrants
Implied starting stock price	$0.42	$0.40
Volatility	50%	50%
Drift	0.46%-0.61%	0.64%-0.84%
Exercise price	$0.75	$0.75
Minimum exercise price	$0.01	$0.01
Warrant shares	5,853,530	5,853,530
Event date	May 20, 2015	January 31, 2015
Maturity	December 5, 2016 – May 20, 2017	December 5, 2016 – May 20, 2017
Shares outstanding	34,698,982	33,182,100

	March 31,	December 31,
	2015	2014
Broker Warrants
Implied starting stock price	$0.42	$0.40
Volatility	50%	50%
Drift	0.46%- 0.52%	0.64%-0.71%
Exercise price	$0.50	$0.50
Minimum exercise price	$0.01	$0.01
Warrant shares	93,000	93,000
Event date	May 20, 2015	January 31, 2015
Maturity	December 5, 2016 – February 5, 2017	December 5, 2016 – May 20, 2017
Shares outstanding	34,698,982	33,182,100

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

As of February 4, 2015 and December 5, 2014, the anti-dilution provision on the warrants issued February 5, 2014 and December 6, 2013, respectively, expired. The expiration of this term resulted in the reclassification of warrants into equity.

The following table summarizes the activity in Derivative liability- warrants within long term liabilities for the period indicated:

	Three Months Ended March 31, 2015
	December 31, 2014 Fair Value of Warrant Liability	Fair Value of Warrants Issued	Change in Fair value of Warrant Liabilities	Reclassification of Warrants to Equity at March, 31, 2015	March 31, 2015 Fair Value of Warrant Liability
Investor Warrants	$151,763	$-	$9,997	$(18,097)	$143,663
Broker Warrants	1,391	-	-	(1,391)	-
Total	$153,154	$-	$9,997	$(19,488)	$143,663

10 - RELATED PARTY TRANSACTIONS

Management Fees

Following the Share Exchange on December 6, 2013, the three officers of the Company entered into employment agreements and became salaried employees of Symbid Corp. During the three months ended March 31, 2015 and 2014, total expenses recorded under these agreements were approximately $16,000 and $75,000, respectively.  As of March 31, 2015 and December 31, 2014, $4,000 and $11,000 has been accrued and recorded in accounts payable and accrued expenses.

Other

See Note 6 for related party financing arrangements.

11 - COMMITMENTS

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
1,000,000

The number of shares to be issued for each of 2015, 2016 and 2017 will be based upon the number of monitoring start packages of EUR 300 times the number of companies purchasing those packages from us that have been introduced to us by Credion. The value of this turnover will be translated into a number of shares of restricted stock based on the fair value valuation as at December 31 of the relevant time periods as defined in the table above, and maximized at the number of shares for the specific period payable on December 31, 2015, 2016 and 2017. For the period ended March 31, 2015 no monitoring start packages were sold under the agreement and no shares had to be issued.

Advisory Services

As of September 18, 2014, the Company entered into an Advisory Agreement with Capital Markets Group LLC to provide investor and public relations services for a 12 month period for approximately $5,000 per month. The Company has cancelled the contract after 5 months, which was after the one month notice period terminated as of March 18, 2015.

Rental Agreement

As of January 1, 2014, the Company entered into a new rental agreement for its corporate offices in the Netherlands. Rent payments totals $1,600 per month. The rental agreement has a term of two years. The annual commitment under this lease is approximately $19,000.

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

Company Background

Founded in The Netherlands in April 2011 as the provider of one of the first crowdfunding platforms, our business evolved in 2015 into a fully integrated, data driven, user friendly online funding network consisting of several products and services known as The Funding Network™. The Funding Network™ is intended to give small and medium sized entities (“SMEs”) direct access to all forms of finance, while offering investors full transparency on the potential risks and return of their portfolios and was developed in response to the following funding hurdles affecting entrepreneurs and investors in general and SMEs in particular:

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

Symbid Coöperatie U.A. is the contractor for all of our crowdfunding business in the Netherlands. We do not own or have any interest in Symbid Coöperatie U.A. Symbid Coöperatie U.A is a variable interest entity (“VIE”) which we, through Symbid B.V., effectively control through corporate governance rather than through any ownership. Because we own no interest in Symbid Coöperatie U.A., we have no right to receive any distributions from Symbid Coöperatie U.A. The revenues to us from Symbid Coöperatie U.A. come from administrative, success and management fees paid to us by Symbid Coöperatie U.A. Because of the corporate governance control structure, we consolidate the financial statements of Symbid Coöperatie U.A. with our own. If we were to lose control of Symbid Coöperatie U.A. through a loss of our majority vote on the members’ counsel of Symbid Coöperatie U.A., we would not be able to continue to consolidate the financial results of Symbid Coöperatie U.A. and this would have a negative impact on our financial condition and results of operations. For the periods ended March 31, 2015 and 2014, approximately 73.6% and 90.6% of our revenues, respectively, were derived from Symbid Coöperatie U.A. For the periods ended March 31, 2015 and 2014, we had net losses of $579,821, and $422,888, respectively.

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

Highlights

The following is a summary of our financial performance for the three months ended March 31, 2015:

●	The Funding Network saw a funding volume of $40 million in its first month of operations;

●	The Funding Network added 1,750 new users to our community of now over 30,000 users;

●	We had a crowdfunding volume of EUR 1 million, resulting in a total crowdfunding volume since inception of EUR 7.5 million at end of period;

●	We recorded first revenues from paid registrations to The Funding Network.

Recent Developments and Trends

In March 2015 we launched The Funding Network™. Our online funding operations through The Funding Network™ are intended to address the decreasing availability of traditional bank financing options to SMEs in Europe and elsewhere. We are an early mover in online funding having developed in-house investing and monitoring technologies designed to create efficiently structured capital market funding solutions. We believe that we are presently the only European based online funding platform to offer proprietary equity, loan and high quality monitoring services to private SMEs. Certain competitors offer comparable funding services but do not include monitoring services. Others provide equity and loan funding services plus high quality monitoring services but do not currently possess a proprietary user base or internal payment method.

Since the launch of The Funding Network™ we are adding new sources of revenue. Entrepreneurs looking for funding will be registering, funding and monitoring through The Funding Network, where we will be providing our services. Currently The Funding Network is expanding in number of financers within the Network, which will in turn create more entrepreneurs registering with a funding request. Our partnership with Fortion Holding (Credion) will guarantee the propositions are checked by an external advisor before the entrepreneur is referred to a certain financier. Over the coming quarters we expect a significant uptake in the number of companies making use of mixed financing sources for their total funding request. Crowdfunding will become an essential part of mixed financing solutions since it will bring publicity, customers and recognition to a company raising for funds.

Results of Operations

The following tables set forth our condensed consolidated statements of income data:

	Three months ended
	March 31,
	2015	2014
Revenues
Crowdfunding	$54,394	78,055
Other	19,472	8,050
Total revenues	73,866	86,105
Operating expenses
Selling, general and administrative	409,353	274,015
Professional fees	186,670	204,713
Research and development costs	22,242	45,975
Depreciation and amortization	36,938	334
Total operating expenses	655,203	525,037

Operating loss	(581,337)	(438,932)
Other income (expense)
Fair value adjustment derivative liability - warrants	(7,274)	15,264
Interest expense	(2,714)	(5,810)
Government subsidy	-	8,221
Equity in losses of Gambitious B.V.	11,504	─
Other income and expense	-	(1,631)
Total other income (expense)	1,516	16,044

Net loss	(579,821)	(422,888)

Net loss attributable to noncontrolling interests	(12,848)	(11,018)

Net loss attributable to Symbid Corp. stockholders	$(566,973)	$(411,870)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	34,079,498	26,498,864

Crowdfunding Revenues

Crowdfunding Revenues were $54,394 for the three month period ended March 31, 2015 as compared to $78,055 for the three month period ended March 31, 2014. Total Revenues decreased for the three month period ended March 31, 2015 by approximately $12,000 compared to the prior year period. The decrease compared to the prior period is primarily attributable to the focus of the Company on the launch of The Funding Network during this year’s period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three month period ended March 31, 2015 by approximately $135,000 to $409,353 compared to $274,015 for the prior year period. The increase is primarily attributable to the increase in share based payment expenses of approximately $120,000 from $0 compared to the prior year period. The Company continues to invest in its future expansion outside of the Netherlands and additional employees to support the Company’s information technology strategy.

We anticipate that selling, general, and administrative expenses will continue to increase as a percentage of revenue as a result of planned increases in headcount due to internationalization and investments in the Symbid platform.

Professional Fees

Professional fees decreased for the three month period ended March 31, 2015 by approximately $18,000 to $186,670 compared to $204,713 for the prior year period. The decrease is primarily attributable to the fees the Company incurred for the Private Placement Offering and reverse merger transaction in prior year period.

We anticipate professional fees will remain a substantial percentage of the operating costs in 2015. We anticipate incurring these costs in relation to the Company’s continued listing on the OTC markets and planned expansion of the Company’s Funding Network.

Research and Development

Research and development costs decreased for the three month period ended March 31, 2015 by approximately $24,000 to $22,242 compared to $45,975 for the prior year period. The decrease is primarily attributable to lower costs for external suppliers during this year period.

Based on the expansion of The Funding Network, we anticipate an increase in hiring and related research and development costs as we continue to invest in the services enabling this expansion.

Other Income and Expenses

Total other income decreased for the three month period ended March 31, 2015 by approximately $15,000 to $1,516 compared to $16,044 of total other expenses in the prior year period. The decrease is primarily attributable to the fair value adjustment of the derivative liability of the warrants which decreased by approximately $22,000 compared to the prior year period.

Loss from Operations Before Noncontrolling Interests

We incurred net losses from operations of $579,821 and $422,888 for the three months ended March 31, 2015 and March 31, 2014. The increase in comparable losses was primarily due to an increase in share based compensation expenses of approximately $180,000 compared to the prior year period.

Financial Condition, Liquidity and Capital Resources

We will need additional capital to implement our strategies. There is no assurance that we will be able to raise the amount of capital that we seek for acquisitions or for future growth plans. Even if financing is available, it may not be on terms that are acceptable to us. In addition, we do not have any determined sources for any future funding. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan. We represent a speculative investment and investors may lose all of their investment. In order to be able to achieve our strategic goals, we need to further expand our business and financing activities. We aim to accomplish these goals by further developing The Funding Network and achieve a more international coverage of our services. Expanding our international network, together with further improvement of our funding platform will require future capital and liquidity expansion. Since our inception in March 2011, our shareholders have contributed a significant amount of capital, making it possible for us to develop our online funding platform, monitoring services, and activities. To continue to develop our product offerings, expand our services and to obtain international coverage, a significant capital increase has been and will continue to be required.

We plan to continue raising capital in order to meet our liquidity needs. We intend to raise approximately $3,300,000 during the second quarter of 2015. No assurances can be given that we will be successful in this endeavor. With this additional capital, we will aim to achieve our cash flow breakeven point in the first half of 2016. Revenue development is for us the most important driver in reaching this cash flow breakeven point, however we will also remain critical at our cost drivers. With additional sources of revenues from new products, already launched in the first quarter of 2015, and intended to be launched in the second quarter of 2015, we are aiming at revenues for our 2015 fiscal year in excess of $1,000,000. However, we are dependent upon our ability to originate deal flow of SME’s to the Funding Network, so there can be no assurance this revenue target will be achieved.

Our capital requirements and intended use of funds for the coming 12 months are as follows:

Description	Amount in $	% of total
Working Capital	1,000,000	30
Expansion of Sales team	250,000	8
Additional Investments in Technology team	300,000	9
Investment in Big Data analyses	200,000	6
Implementation loan product offering	200,000	6
Expansion internal Finance function	100,000	3
Internationalization investments	200,000	6
Investor Relations budget	250,000	8
Marketing budget	400,000	12
Legal/compliance structure upgrade	150,000	5
OPTIONAL: acquisition of deal flow	250,000	8
Total	$3,300,000	100%

Our principal sources of liquidity have been cash generated from sales of our equity securities and cash generated from operations.

At March 31, 2015, cash was $413,607, other current assets excluding cash were $107,139 and we had a working capital deficit of $119,161. At the same time, we had current liabilities of $639,907, which consisted principally of accounts payable and accrued expenses of $534,443 and the current portion of notes payable of $105,464. At December 31, 2014, cash was approximately $233,068 and we had other current assets excluding cash of $98,436. At the same time, we had current liabilities of approximately $787,712 which consisted principally of accounts payable of $378,023, accrued expenses of $291,540, a significant portion of which are attributable to accrued expenses for service providers and current maturities of notes payable of $118,149. Our working capital deficit at December 31, 2014 was approximately $456,208. The increase in our liquidity position at March 31, 2015 compared to December 31, 2014 is primarily attributable to the positive cash flow from financing activities, mainly as a result from the initial closing of our Private Placement Offering on January 2015.

Net Cash Used in Operating Activities

Net cash used in operating activities was $428,686 for the three months ended March 31, 2015, as compared to net cash used of $530,021 for the three months ended March 31, 2014. The decrease in net cash used in operations was primarily due to prior year period expenses on the reverse merger and PPO transaction.

Net Cash Used in Investing Activities

During the three months ended March 31, 2015. We were provided $20,309 in cash from investing activities. Prior year period we used no cash in investing activities.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2015 and 2014, cash flows from financing activities totaled $624,116 and $179,242, respectively. Cash flows from financing activities for the three months ended March 31, 2015 primarily relate to the initial closing of another PPO in January 2015.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of $5,361,733 as of March 31, 2015 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to obtain additional financing in the coming month to finance operating costs over the next twelve months with private placement of common stock. If management is not able to obtain the financing as described above the Company will become illiquid as of June 2015. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2014 financial statements included in our Annual Report on Form 10-K filed with the SEC on March 25, 2015. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2015 our disclosure controls and procedures were not effective due to material weaknesses resulting from our Board of Directors not having any independent members and the fact that no member of our Board of Directors qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, controls were not designed and in place to insure that all required disclosures were originally addressed in our financial statements.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

In March 2015, we issued an aggregate of 26,500 shares of our restricted common stock to four persons in connection with the vesting of restricted stock units.

All of the foregoing issuances of securities were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended for transactions by an issuer not involving a public offering, pursuant to Rule 506 of Regulation D, or pursuant to Regulation S or pursuant benefit plans and contracts relating to compensation as provided under Rule 701.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

On February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi.  Through Symbid Italia, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs can connect, fund and grow together and to digitalize financial services for Italian small and medium enterprises. Symbid Italia is intended to represent the first stage of the European roll-out of our platform outside of The Netherlands. In connection with the formation of Symbid Italia, we paid EURO 250,000 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest. The roles and rights of the founding shareholders in managing and developing Symbid Italia are set forth in a 5-year Subscription and Shareholders’ Agreement (the “Agreement”). Banca Sella is an Italian bank with experience in online marketing and the development of distribution channels and innovative banking services. Mr. Pichi is the founder of several technology companies and has extensive executive management experience. The Agreement contains a non-compete provision, restrictions on share transfers, rights of first offer and tag along rights. It also provides for us to provide Symbid Italia with an exclusive royalty free license to use our name and intellectual property in connection with the funding of Italian companies. It further provides for Banca Sella to provide banking services to Symbid Italia.

Symbid Italia’s board of directors consists of five members including two designees of Symbid Holdings B.V., Freek Dech and Robin Slakhorst. The other members of the board are Mr. Pichi and two designees of Banca Sella, Mariano Carozzi and Antonio Valitutti. Mr. Pichi serves as Managing Director.

On March 16, 2015, Maarten van der Sanden was appointed, on an interim basis, to fill our vacant Chief Financial Officer position. Mr. van der Sanden continues to also serve as our Chief Operating Officer.

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

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

SYMBID CORP.

May 15, 2015	By:	/s/ Korstiaan Zandvliet
Korstiaan Zandvliet, Chief Executive Officer

SYMBID CORP.

May 15, 2015	By:	/s/ Maarten van der Sanden
Maarten van der Sanden, Chief Financial Officer