Form 10-Q
period 2015-06-30
SYMBID CORP.
filed 2015-08-13
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2015

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

There were 34,924,982 shares of the issuer’s common stock outstanding as of August 10, 2015.

SYMBID CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$255,969	$233,068
Accounts receivable, less allowance for doubtful accounts of $ 14,092 and $ 4,672 respectively	26,403	45,070
Prepaid expenses and other current assets	62,616	53,366
Total current assets	344,988	331,504

Property and equipment - at cost, less accumulated
depreciation	6,617	8,480
Investment in associated companies	1,154	10,750
Intangible assets, net	870,119	1,031,692
Total assets	$1,222,878	$1,382,426

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$65,806	$-
Accounts payable	380,208	378,023
Accrued expenses and other current liabilities	210,355	291,540
Current maturities of notes payable	107,836	118,149
Total current liabilities	764,205	787,712

Notes payable, less current maturities	75,500	91,914
Derivative liability - warrants	-	153,154
Total liabilities	839,705	1,032,780

Commitments

Stockholders' Equity

Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 34,924,982 and 33,182,100 respectively	34,925	33,182

Additional paid-in capital	6,473,321	5,367,771
Accumulated other comprehensive loss	(268,167)	(178,522)
Accumulated deficit	(5,898,777)	(4,794,760)
Total Symbid Corp. stockholders' equity	341,302	427,671
Noncontrolling interests	41,871	(78,025)
Total stockholders' equity	383,173	349,646
Total liabilities and stockholders' equity	$1,222,878	$1,382,426

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Crowdfunding	$77,804	$72,090	$132,198	$150,144
Other	14,566	-	34,038	8,050
Total revenues'	92,370	72,090	166,236	158,194
Operating expenses
Selling, general and administrative	429,413	313,196	838,766	587,212
Professional fees	152,794	192,436	339,464	397,148
Research and development costs	26,077	98,774	48,319	144,748
Depreciation and amortization	36,202	333	73,140	668
Total operating expenses	644,486	604,739	1,299,689	1,129,776

Operating loss	(552,116)	(532,649)	(1,133,453)	(971,582)
Other income (expense)
Fair value adjustment derivative liability - warrants	(517)	70,097	(7,791)	85,361
Interest expense	(2,566)	(3,860)	(5,280)	(7,819)
Government subsidy	-	2,742	-	10,962
Gain on sale of investment in Gambitious B.V.	-	(7,114)	11,504	(8,743)
Other income and expense	-	(14,630)	-	(16,480)
Total other income (expense)	(3,083)	47,235	(1,567)	63,281

Net loss	(555,199)	(485,414)	(1,135,020)	(908,301)

Net loss attributable to noncontrolling interests	(18,155)	(4,608)	(31,003)	(15,624)

Net loss attributable to Symbid Corp. stockholders	$(537,044)	$(480,806)	$(1,104,017)	$(892,677)

Basic and diluted net loss per common stock	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of shares outstanding
Basic and diluted	34,705,257	26,224,839	34,394,106	25,479,431

Share-based compensation expense included in operating expenses:
Selling, general and administrative	$98,147	$-	$218,437	$-
Professional fees	630	-	44,842	28,474
Research and development costs	16,058	-	31,939	-
	$114,835	-	$295,218	$28,474

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net loss	$(555,199)	$(485,414)	$(1,135,020)	$(908,301)
Other comprehensive loss:
Foreign currency translation adjustments	14,003	(8,908)	(89,645)	(9,301)
Comprehensive loss	(541,196)	(494,322)	(1,224,665)	(917,602)

Net loss attributable to noncontrolling interests	(18,155)	(4,608)	(31,003)	(15,624)
Foreign currency translation income (loss) attributable to noncontrolling interests	1,260	567	10,131	1,084
Comprehensive loss attributable to noncontrolling interests	(16,895)	(4,041)	(20,872)	(14,540)

Comprehensive loss attributable to Symbid Corp. stockholders	$(524,301)	$(490,281)	$(1,203,793)	$(903,062)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Six months ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,135,020)	$(908,301)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock based compensation	295,218	28,474
Depreciation and amortization	73,140	668
Losses recorded from investment in Gambitious B.V.	-	8,743
Gain on sale of investment in Gambitious B.V.	(11,504)	-
Fair value adjustment derivative liability - warrants	7,791	(85,361)
Deferred government grants	-	(10,962)
Provision for doubtful accounts	9,945	5,597
Changes in assets and liabilities
Accounts receivable	4,963	(40,175)
Prepaid expenses and other current assets	(14,073)	(30,169)
Accounts payable	27,552	115,783
Accrued expenses and other current liabilities	(5,509)	(115,342)
Net cash used in operating activities	(747,497)	(1,031,045)

Cash flows from investing activities
Investment in associated companies	$-	$(57,306)
Proceeds from sale of associated companies	20,309	-
Acquisition of property and equipment	-	(3,246)
Net cash provided by (used in) investing activities	20,309	(60,552)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	$724,116	$1,369,647
Repayments of notes payable	(8,491)	(10,320)
Line of credit, net	66,594	-
Net cash provided by financing activities	782,219	1,359,327

Effect of exchange rate changes on cash	(32,130)	(13,289)
Net increase in cash	22,901	254,441

Cash and cash equivalents, beginning of year	233,068	891,592
Cash and cash equivalents, end of year	$255,969	$1,146,033

Supplemental cash flow disclosures
Interest paid	$5,279	$5,982

Non-cash investing and financing activities
Change in accrued expenses related to non- employee share based payments	$70,351	$-
Reallocation of noncontrolling interests	129,918	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 - BUSINESS, ORGANIZATION AND LIQUIDITY

Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

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

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

The main operating entity of Symbid Corp. is Symbid B.V. (“Symbid B.V.”) and was incorporated in Utrecht, Netherlands on March 29, 2011 under the laws of the Netherlands. The Company was launched in April 2011 in its headquarters in Rotterdam, The Netherlands as one of the first three equity based crowdfunding forerunners worldwide. Entrepreneurs use Symbid to obtain business growth funding from the crowd in exchange for a part of the equity of their company. Investors can participate for as little as $22, and become shareholders of start-up companies or growing businesses in need of capital.

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

On February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation was created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi. Through Symbid Italia, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs can connect, fund and grow together and to digitalize financial services for Italian small and medium enterprises. Symbid Italia represents the first stage of the European roll-out of our crowdfunding platform outside of The Netherlands. In connection with the formation of Symbid Italia, we paid $ 284,525 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest. At June 30, 2015, the Company holds a controlling interest of 50.1% in Symbid Italia, as such, the results of Symbid Italia’s operations of have been included in the condensed consolidated financial statements (see Note 8).

As of June 30, 2015, the Company has a 14.53% ownership in Kredietpaspoort Coöperatie U.A. (“Kredietpaspoort”), a Cooperative located in the Netherlands, through its wholly owned subsidiary Symbid B.V. and Symbid Coop, a variable interest entity which we effectively control through corporate governance rather than through any ownership further discussed in Note 4. The Kredietpaspoort is a cloud- based platform that is in development to provide credit evaluation and financing options to SME companies in the Netherlands. In addition, the Company’s Chief Commercial Officer owns a 5.72% interest in Kredietpaspoort. At December 31, 2014, the combined holdings in Kredietpaspoort by Symbid B.V., Symbid Coop and our executive officer totaled approximately 20.25% (see Note 4).

During the first quarter of 2015, the Company sold its remaining interest in Gambitious Coöperatie UA (“Gambitious Coop”) to better align the goals of the Company. As of December 31, 2014, the Company, through its ownership in Gambitious Coop had a 12% indirect ownership interest in Gambitious B.V. (“Gambitious”), a company located in the Netherlands, which uses the Company’s platform to raise capital for video games produced by a wide range of developers (see Note 4).

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

As of June 30, 2015 and December 31, 2014, the Company held a 7% ownership interest in Equidam Holding B.V. (“Equidam”). Equidam started as an online valuation tool for private companies with a particular focus on SME’s, Equidam now also offers simple monitoring services to investors on the Company’s platform.

Liquidity and Going Concern Matters
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses during the three months ended June 30, 2015 and 2014 of $555,199 and $485,414, respectively.  Losses during the six months ended June 30, 2015 and 2014 were $1,135,020 and $908,301, respectively. At June 30, 2015 and December 31, 2014, the Company had a working capital deficit of $419,217 and $456,208, respectively. As of June 30, 2015, the Company had cash on hand of $255,969 and current liabilities to credit institutions of $173,624. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition
Crowdfunding
The Company generates its revenue from registration, administration and success fees on the crowdfunding platform. Registration fee revenue is recognized as new portfolio companies register on crowdfunding platform.  Revenue from administration fees are collected from investors and recognized on a monthly basis calculated as a percentage of the volume of investments during the reporting period. Revenue from success fees are recognized at the time the loan or equity crowdfunding proposition is successfully funded and there are no further obligations to the portfolio company. There is no credit risk since the fees are collected directly at the moment that the transaction takes place on the platform. There is no right of return to investors once a crowdfunding proposition has been successfully funded.

Monitoring
On June 16, 2015, Loan Crowdfunding was launched by our wholly owned subsidiary, Symbid Holding B.V. The launch of this new peer-to-business lending service is intended to complement our existing Equity Crowdfunding service and support the development of our online funding platform for start-ups and small businesses, The Funding Network. The service will make use of our monitoring technology to provide investors ongoing insights into the performance of the business to which they have lent money. All businesses funded via Loan Crowdfunding will be required to register for Monitoring by Symbid for one full year via a monthly-based subscription model.  Revenue related to monitoring start packages is recognized ratably over the term of the subscription.

Other
Revenue related to licensing is recognized on a monthly basis determined by the contracted monthly license fee. If the monthly license fee is not paid, the Company is entitled to set the platform offline.

Revenues from URL services are based on a fixed annual fees and recognized ratably over the contract period, typically one year.

Revenues from website development, and white label portal agreements are recognized when an agreement is signed, the fee is fixed or determinable and collectability is reasonably assured.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentrations of Credit Risk
Cash Held in Banks
The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to $111,000.

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

Foreign Currency Translation
As of June 30, 2015 and December 31, 2014, the balance sheet accounts, with the exception of equity, were translated at 1 EUR to $1.1094 and $1.2155, respectively. The average translation rates applied to the statements of operations and cash flows for the three months ended June 30, 2015 and 2014 were 1 EUR to $1.1058 and 1 EUR to $1.3714, respectively. The average translation rates applied to the statements of operations and cash flows for the six months ended June 30, 2015 and 2014 were at 1 EUR to $1.1170 and 1 EUR to $ 1.3709, respectively.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company reviews the collectability of accounts receivable based on an assessment of historical experience, current economic conditions, and other collection indicators. At June 30, 2015 and December 31, 2014, the Company has recorded an allowance for doubtful accounts for $14,092 and $4,672, respectively.

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

Recent Accounting Pronouncements
No new accounting standards have been adopted since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The classification and carrying amounts of assets and liabilities of Symbid Coop in the condensed consolidated balance sheet are as follows:

	June 30, 2015	December 31, 2014
Current assets	$32,131	$43,497

Current liabilities	$113,498	$121,521

The assets related to Symbid Coop are not restricted.

4 - INVESTMENTS IN ASSOCIATED COMPANIES

Kredietpaspoort

As of April 2014, Symbid B.V. and Symbid Coop acquired membership interests of 6.50% and 6.03% of Kredietpaspoort, respectively. The initial investments in Kredietpaspoort by Symbid B.V. and Symbid Coop of approximately $17,000 and $16,000, respectively, are recorded in Investments in Associated Companies. In addition, during 2014 our Chief Executive Officer and Chief Commercial Officer, both of whom are Directors of the Company, each acquired membership interests of 5.15% and 4.96%, respectively, in Kredietpaspoort. In December of 2014, our Chief Executive Officer sold his interest of 5.15% in Kredietpaspoort, also there was a re-allocation of memberships. Currently our Chief Commercial Officer holds an interest of 5.72%, while the interests of each Symbid Coop and Symbid B.V. are 6.96% and 7.57%, respectively. As a result our combined interest decreased from 22.64% to 20.25%. The Company continues to account for its investment in Kredietpaspoort on the equity method basis of accounting, as Symbid has the ability to exercise significant influence over the operating and financial policies of Kredietpaspoort through representation on the Kredietpaspoort board of directors and the combined voting interest of Symbid and its Chief Commercial Officer. As of December 31, 2014, the Kredietpaspoort investment balance has been reduced to nil, as the Company has suffered losses beyond the initial investment balance. As of June 30, 2015, the initial investment has not been recovered.

4 - INVESTMENTS IN ASSOCIATED COMPANIES (Continued)

Gambitious

In previous periods, the Company had an indirect ownership interest in Gambitious B.V. (“Gambitious”), a Company located in the Netherlands, which used the Company’s platform to raise capital for video games produced by a wide range of developers. On February 9, 2015, we sold our remaining 12% indirect interest in Gambitious for $20,360 and recorded a gain on investment of approximately $11,500 which is included in other income in the condensed consolidated statement of operations for the six month period ended June 30, 2015.  The Company feels that Gambitious is no longer a strategic fit with its evolving operations for the following reasons; Gambitious B.V. had incurred losses during 2014, the decision by Gambitious B.V. to switch its business focus to the publishing of games and the requirement of additional capital contributions from its existing owners.

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

Equidam
As of August 2013, the Company has acquired a 10% interest in Equidam for an amount of $ 1,128. As of June 30, 2015, the Company currently has a 7% ownership in Equidam, as the initial investment was diluted through a subsequent round of seed funding. The Company is accounting for their investment in Equidam on the cost basis. There have been no intercompany transactions with Equidam in the reporting period.

5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30, 2015	December 31, 2014
Advisory and professional costs	$28,946	$44,591
Travel and hotel costs	-	4,478
Development costs	1,476	14,174
Management fees	-	11,190
Interest	11,268	10,717
Wage tax' return	31,769	17,992
Holiday pay allowance/Net salary	46,263	53,555
Penalty waiver	14,630	14,630
Marketing costs	43,994	70,347
Accrued stock liability	13,419	21,841
VAT related to Symbid Coop.	-	10,828
Other current liabilities	18,590	17,197
	$210,355	$291,540
All amounts are payable within one year.

6 - NOTES PAYABLE AND LINE OF CREDIT

	June 30, 2015	December 31, 2014
Line of credit	$65,806	$-
Working capital facility	109,061	128,685
Subordinated loan – related party	74,275	81,378
Total notes payable	249,142	210,063
Less - Current Maturities	(173,642)	(118,149)
Notes payable, less current maturities	$75,500	$91,914

Working Capital Facility
The Company has two credit facilities with the Rabobank, a national bank in the Netherlands.

The facility consists of the following two agreements:

1.
Long term loan for approximately $166,000, bears interest of approximately 6.4%, principal and interest payable quarterly. The loan decreases on a quarterly basis by approximately $8,000, starting on September 30, 2012. As of June 30, 2015, the loan balance was approximately $109,000.

2.
A line of credit of approximately $68,000 with a floating interest rate of approximately 8.40%  and 8.15% at June 30, 2015 and December 31, 2014, respectively. The balance on the credit facility at June 30, 2015 was $66,000.

The working capital facility is secured by the following assets:

1.	Assets of the Company including receivables and intellectual property developed by the Company.
2.	Guarantee by principal members of management up to approximately $55,000.
3.	Guarantee by the Netherlands government for the remaining balance in a hypothetical liquidation up to approximately $241,000.

Subordinated Loan - Related Party

A stockholder of the Company has granted a loan of approximately $74,000 to the Company due on September 15, 2015 with interest only payments of 4% per annum. The loan is subordinate to the interests of the working capital facility and is unsecured.

Aggregate Maturity Schedule of Borrowings

The aggregate maturities of long-term debt outstanding as of June 30, 2015 are as follows:

Year ending June 30,
2016	$173,642
2017	33,562
2018	33,562
2019	8,376
	$249,14	2

7 – CAPITAL STOCK

Common and Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

Net Loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. As of June 30, 2015 there are 5,853,530 Investor and 93,000 Broker Warrants which are excluded on the aforementioned basis. Unvested shares are excluded from the computation of basic earnings per share unless they are considered “participating securities”, but are included in computing diluted earnings per share. As of June 30, 2015 there are 127,000 unvested shares.

Private Placement Offerings

On June 16, 2015, the Company completed a private placement offering in which 200,000 shares of common stock were sold to a related party at $.50 per share generating gross proceeds of $100,000. In connection with the private placement offering the Company incurred advisory and professional fees of $1,050.

On January 28, 2015, the Company completed a private placement offering in which 1,248,232 shares of common stock were sold at $.50 per share generating gross proceeds of $624,116. In connection with the private placement offering the Company incurred advisory and professional fees of $21,410.

On May 20, 2014 and February 5, 2014, the Company completed private placement offerings (“PPOs”) in which 2,380,810 and 373,984 units were sold, respectively. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The investor warrants are exercisable for a period of three years at a purchase price of $0.75 per share. As of June 30, 2014, the Company had issued 93,000 warrants to a placement agent as a commission. The broker warrants are exercisable for a period of three years at a purchase price of $0.50 (see Note 10).

The May 20, 2014 and February 5, 2014 private placements generated gross proceeds of $1,190,405 and $186,987, respectively. In connection with the May 20, 2014 closing, we incurred advisory and professional fees of $81,724, none of which were allocated to equity issuance costs and deducted from additional paid- in capital. In connection with the February 5, 2014 closing, we incurred advisory and professional fees of $80,251, of which issuance costs of $7,750 were allocated to equity issuance costs and deducted from additional paid in capital.

The following table displays the allocation of proceeds in connection with the PPO for the six months ended June 30, 2014:

Gross proceeds from the PPO	$1,377,392
Issuance costs	(7,750)
Proceeds allocated to warrant liability	(264,369)
Proceeds allocated to common stock	$1,105,273

7 - CAPITAL STOCK (Continued)

2013 Stock Incentive Plan

Before the Share Exchange on December 6, 2013, our Board of Directors adopted, and our stockholders approved, our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of our common stock to officers, key employees, consultants and directors. Refer to Note 9 on share based compensation plans.

Common Stock Issued for Services

During the three months ended June 30, 2015 and 2014, the Company issued 3,000 and 0 shares common stock as consideration for professional services valued at $630 and $0, respectively. During the six months ended June 30, 2015 and 2014, the Company issued 3,000 and 56,948 shares common stock as consideration for professional services valued at $630 and $28,474, respectively.

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

As of June 30, 2014, the 3,000,000 Acquisition Escrow Shares held in escrow related to the potential acquisition of Equidam. As such, these shares have not been included in the weighted average number of shares outstanding for the three and six month periods ended June 30, 2014 to arrive at basic and diluted net loss per share.

On September 2, 2014, the Company determined not to proceed with the purchase of the additional shares in Equidam, resulting in the cancellation of the 3,000,000 shares of common stock held in escrow.

8 – NONCONTROLLING INTERESTS

The composition of the net loss attributable to noncontrolling interests are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Symbid Coop- 100%	$(5,076)	$(4,608)	$(10,222)	$(15,021)
Symbid Italia – 49.9%	(13,080)	—	(20,782)	—
Gambitious Coop*	—	—	—	(603)
Total	$(18,156)	$(4,608)	$(31,004)	$(15,624)
*Prior to the loss of control in Gambitious Coop in February 2014, the Company held a noncontrolling interest of 37%.

The composition of noncontrolling interests as reported in the balance sheets are as follows:

	June 30, 2015	December 31, 2014
Symbid Coop - 100%	$(78,620)	$(78,025)
Symbid Italia – 49.9%	120,491	-
Total equity (deficit) attributable to noncontrolling interests	$41,871	$(78,025)

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

9 - SHARE BASED COMPENSATION PLANS

2013 Stock Incentive Plan

Under the 2013 Plan, 5 million shares of the Company’s common stock have been reserved for issuance to officers, employees, directors, consultants and advisors to the Company. The 2013 Plan provides for grants of options, stock appreciation rights, performance share awards, restricted stock and restricted stock unit awards (“the Awards”). Up to 1,666,666 shares may be granted during the first 12 months following the Share Exchange and the remaining 3,333,332 shares may be granted during the first 24 months following the Share Exchange. The vesting period for the Awards under the 2013 Plan is determined by the Board at the date of grant. No awards were granted to employees during the six months ended June 30, 2014.

During the three months ended June 30, 2015 we awarded 7,500 restricted stock units ("RSUs") to one employee under the 2013 Plan. During the six months ended June 30, 2015, we awarded 147,236 RSUs to three employees and two members of management under the 2013 Plan. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. During the three and six months ended June 30, 2015, 896,236 RSUs vested. During both the three and six months ended June 30, 2015, there were 9,750 forfeitures of restricted stock.

9 - SHARE BASED COMPENSATION PLANS (Continued)

The fair market value for stock-based compensation expense is equal to the closing price of our common stock on the date of grant, which is measured based on the publicly traded share price. The restrictions on the stock awards are released generally over one year.

The Company recognized share based compensation expense for employee awards of approximately $114,000 for the three months ended June 30, 2015, of which $98,000 and $16,000 was recorded in selling, general and administrative expenses and research and development, respectively. The Company recognized share based compensation expense for employee awards of approximately $231,000 for the six months ended June 30, 2015, of which $199,000 and $32,000 is recorded in selling, general and administrative expenses and research and development, respectively. Unrecognized compensation expense for unvested employee RSUs at June 30, 2015 was approximately $7,000, which is expected to be recognized over the remaining weighted average period of .47 years.

Non-employee Share Based Compensation

Share- based compensation expense related to restricted stock and restricted stock units (collectively ‘Non-Employee Awards’) granted to non- employees is measured at the fair value of consideration received or the fair value of the equity instruments issued or liabilities incurred, whichever is more reliably measured. The cost of the share based payments to non- employees that are fully vested and non- forfeitable as at the grant date are remeasured and recognized at that date, unless there is a contractual term for services, in which case such compensation would be amortized over the contractual term. For the six month period ended June 30, 2014, no equity awards were granted to non- employees under the 2013 Plan.

During the six months ended June 30, 2015, we awarded 30,000 RSU’s to one advisor under the 2013 Plan. There were no grants during the three month period ended June 30, 2015. During the three and six month periods ended June 30, 2015, 38,500 and 81,000 Awards vested. As of June 30, 2015, no non-employees have forfeited restricted stock or RSUs awarded under the 2013 Plan.

Under the 2013 Plan, for the three and six months ended June 30, 2015, the Company recognized share based compensation expense for non-employees of $0 and $19,000. As of June 30, 2015, the Company has recorded approximately $13,000 in accrued expenses and other liabilities related to these non- employee share arrangements, which are either subject to continued contractual service conditions or have not been settled in common stock of the Company. Unrecognized compensation expense for unvested non-employee RSUs at June 30, 2015 was approximately $5,000, which is expected to be recognized over a weighted average of 0.54 years.

In addition to the shares granted under the 2013 Plan, during the six months ended June 30, 2015, the Company issued 233,150 shares of fully vested restricted common stock to non- employee advisors and consultants as consideration for services performed. The fair value of fully vested restricted common stock issued to advisors and consultants during the six months ended June 30, 2015 was approximately $93,000. For the three and six months ended June 30, 2015, share based compensation expense related to Non- Employee Awards of $0 and $64,000 was recorded in professional expenses and selling, general and administrative expenses, respectively.

10 – DERIVATIVE LIABILITY – WARRANTS

The fair value of 5,853,530 investor and 93,000 broker warrants issued, under which an aggregate of the 5,946,530 shares of the Company’s common stock may be purchased in connection with the PPO, totaled $570,268, of which $558,996 related to Investor Warrants and $11,272 related to Broker Warrants.

10 – DERIVATIVE LIABILITY – WARRANTS (Continued)

The Company used a Monte Carlo simulation to estimate the fair value of the warrants. In order to estimate the fair value of the anti-dilution feature, the Company estimated the potential impact of future financing needs on the warrants. A Monte Carlo simulation is a method used to iteratively calculate the value of the warrants using simulated stock price paths over the life of the warrants.

The fair value of the warrants issued was recorded in accordance with FASB ASC Topic 815-40, Contracts in Entity’s Own Equity. Accordingly, the Company determined that the fair value of the warrants represented a liability because the warrants had an anti-dilution restriction. The fair value of the warrants was recalculated each reporting period with the change in value taken as other income or expense in the Condensed Consolidated Statements of Operations.

As of May 19, 2015, February 4, 2015, December 5, 2014, the anti-dilution provision on the warrants issued May 20, 2015, February 5, 2014 and December 6, 2013, respectively, expired. The expiration of this term resulted in the reclassification of warrants into equity.

The following table summarizes the activity in Derivative liability- warrants within long term liabilities for the periods indicated:

	Six Months Ended June 30, 2015
	December 31, 2014 Fair Value of Warrant Liability	Fair Value of Warrants Issued	Change in Fair value of Warrant Liabilities	Reclassification of Warrants to Equity, period ended June, 31, 2015	June 30, 2015 Fair Value of Warrant Liability
Investor Warrants	$151,763	$-	$7,791	$(159,554)	$-
Broker Warrants	1,391	-	-	(1,391)	-
Total	$153,154	$-	$7,791	$(160,945)	$-

	Six Months Ended June 30, 2014
	December 31, 2013 Fair Value of Warrant Liability	Fair Value of Warrants Issued	Change in Fair value of Warrant Liabilities	Reclassification of Warrants to Equity, period ended June 30, 2014	June 30, 2014 Fair Value of Warrant Liability
Investor Warrants	$294,298	$262,521	$(83,780)	$-	$473,039
Broker Warrants	9,364	1,854	(1,581)	-	9,637
Total	$303,662	$264,375	$(85,361)	$-	$482,676

11 - RELATED PARTY TRANSACTIONS

Management Fees

Following the Share Exchange on December 6, 2013, the three officers of the Company entered into employment agreements and became salaried employees of Symbid Corp. During the three and six month periods ended June 30, 2015, there were no expenses recorded under these agreements. As of December 31, 2014, balances due under these agreements were approximately $11,000, respectively, and are recorded in accounts payable and accrued expenses. During the three month and six month periods ended June 30, 2014, total expenses recorded under these agreements were approximately $64,000 and $139,000, respectively.

Other

See Note 6 and 7 for related party financing arrangements and capital stock issued to related parties.

12 – COMMITMENTS

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
1,000,000

The number of shares to be issued for each of 2015, 2016 and 2017 will be based upon the number of monitoring start packages of EUR 300 times the number of companies purchasing those packages from us that have been introduced to us by Credion. The value of this turnover will be translated into a number of shares of restricted stock based on the fair value valuation as at December 31 of the relevant time periods as defined in the table above, and maximized at the number of shares for the specific period payable on December 31, 2015, 2016 and 2017. For the three and six months ended June 30, 2015 no monitoring start packages were sold under the agreement, as such, no shares have accrued or issued.

Advisory Services

As of September 18, 2014, the Company entered into an Advisory Agreement with Capital Markets Group LLC to provide investor and public relations services for a 12 month period for approximately $5,000 per month. The Company terminated the contract as of March 18, 2015 after 5 months, which was after the one month notice period.

Rental Agreement

As of January 1, 2014, the Company entered into a new rental agreement for its corporate offices in the Netherlands. Rent payments are $1,600 per month. The term of the rental agreement is two years. The annual commitment under this lease is approximately $19,000.

13- SUBSEQUENT EVENTS

Financial Public Relations Agreement (“FPR Agreement”)

On July 1, 2015, we entered into the FPR Agreement with Dynasty Wealth, LLC, (“Dynasty”) a Nevada limited liability corporation, pursuant to which we engaged Dynasty, on an independent contractor basis, to provide us with financial public relations services. Such services include disseminating public information about us, communicating on our behalf with the investment community,  conducting conference calls and arranging meetings on our behalf with prospective investors and other  investment professionals, facilitating the production of research reports about us, reviewing proposed press releases and public presentations, and providing general investor relations services. The agreement has an initial term that runs until August 31, 2015 and is subject to extension for up to three years thereafter upon the achievement of certain milestones.

As compensation for the services to be rendered by Dynasty, we are paying consulting fees to Dynasty at the rate of $10,000 per month due and payable on the last day of every month. We may elect to pay such consulting fees to Dynasty in cash or common stock or a combination thereof. For payments made in stock, our shares will be valued based upon the 20 day volume weighted average trading price for our common stock at the time of the election.

Notwithstanding the forgoing, the consulting fee for the initial term will be paid in the form of 60,000 shares of our common stock.

As additional compensation to Dynasty for services rendered pursuant to the Agreement, we will issue to Dynasty up to one million six hundred thousand (1,600,000) warrants to purchase shares of our common stock at a price of $0.50 per share. The issuance of the warrants is tied to the satisfaction of certain performance metrics involving market capitalization.

The Agreement has a minimum term of two months (the “Initial Term”) and a maximum term of thirty-eight months. In the event that we have achieved a market capitalization of $25 million or more by the end of the Initial Term (the “Initial Term Market Capitalization Metric”), the Agreement will be automatically extended to June 1, 2016 and 20,000 warrants will be issued to Dynasty. If we do not satisfy the Initial Term Market Capitalization Metric, the Agreement will automatically terminate at the end of the Initial Term.

In the Agreement, we have also agreed to indemnify Dynasty against any third party claim that Dynasty has provided such third party with incorrect information about us but only to the extent that the information provided by Dynasty was provided to Dynasty by us.

2015 8% Convertible Promissory Notes

On July 14, 2014, the Company entered into 8% convertible promissory notes with certain accredited investors. The Company received $249,894 in cash for seven 8% convertible promissory notes with an aggregate principal amount of $250,000. The notes mature on July 13, 2017 and interest is payable annually. The notes may be redeemed at any time after issuance by the Company for a pre-payment fee of 10% of the principal balance plus outstanding interest due. The notes have an optional conversion feature price of $.25 per share that can be exercised any time. However, upon maturity the mandatory conversion price is the lesser of (a) $0.25 or (b) the amount equal to 20% discount to the 10 day volume weighted average price per share for the period immediately prior to the mandatory conversion date with a floor price of $0.10 per share.

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

We established our company as a Dutch leader in equity-based crowdfunding having funded 84 small and medium sized enterprises (“SME”) with over €9 million (approximately $10 million) in total funding volume since inception and capturing 10% of the entire Dutch equity funding market for SME’s. Approximately $85,000 was raised through our reward or donation based crowdfunding platform with the majority of the funding ($9.92 million) being funded through our equity-based crowdfunding platform.

Symbid Coöperatie U.A. is the contractor for all of our crowdfunding business in the Netherlands. We do not own or have any interest in Symbid Coöperatie U.A. Symbid Coöperatie U.A is a variable interest entity (“VIE”) which we, through Symbid B.V., effectively control through corporate governance rather than through any ownership. Because we own no interest in Symbid Coöperatie U.A., we have no right to receive any distributions from Symbid Coöperatie U.A. The revenues to us from Symbid Coöperatie U.A. come from administrative, success and management fees paid to us by Symbid Coöperatie U.A. Because of the corporate governance control structure, we consolidate the financial statements of Symbid Coöperatie U.A. with our own. If we were to lose control of Symbid Coöperatie U.A. through a loss of our majority vote on the members’ counsel of Symbid Coöperatie U.A., we would not be able to continue to consolidate the financial results of Symbid Coöperatie U.A. and this would have a negative impact on our financial condition and results of operations. For the six month period ended June 30, 2015 and 2014, approximately 82% and 100% of our revenues, respectively, were derived from Symbid Coöperatie U.A. For the three month periods ended June 30, 2015 and 2014, we had net losses of $555,199, and $485,414, respectively.

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

Highlights

The following is a summary of our financial performance for the three month period ended June 30, 2015:

●	The Funding Network saw a funding volume of $192 million in its first months of operations;

●	The Funding Network added 2,181 new users to our community of now over 32,000 users;

●	We had a crowdfunding volume of EUR 1.675 million ($1.85 million), resulting in a total crowdfunding volume since inception and of EUR 9 million at end of period;

●	We recorded first revenues from our loan crowdfunding product launch;

●	We recorded first monitoring revenues from monitoring starting packages being sold.

Recent Developments and Trends

In June 2015, Loan Crowdfunding was launched by our wholly owned subsidiary, Symbid Holding B.V. The launch of this new peer-to-business lending service is intended to complement our existing Equity Crowdfunding service and support the development of our online funding platform for start-ups and small businesses, The Funding Network. Based on our existing crowdfunding technology, Loan Crowdfunding by Symbid will enable established businesses with at least 3 years of activity and positive cash flows to borrow money from a large group of investors, the “crowd”.

This new service will operate through a transaction-based model similar to our current Equity Crowdfunding service. There is a fixed 1% success fee upon the successful funding of a loan crowdfunding campaign, paid by the business, plus 1% per year of the loan immediately payable upon successful closing of the campaign. In addition, investors will be charged a flat 1% administration fee.

To operate the Loan crowdfunding Symbid Coöperatie UA obtained an exemption to mediate in redeemable funds from the Dutch Authority Financial Markets. As of May 29, 2015 Symbid is regulated by the Dutch supervisors of the financial markets.

Results of Operations

The following tables set forth our condensed consolidated statements of income data:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Crowdfunding	$77,804	$72,090	$132,198	$150,144
Other	14,566	−	34,038	8,050
Total revenues	92,370	72,090	166,236	158,194
Operating expenses
Selling, general and administrative	429,413	313,196	838,766	587,212
Professional fees	152,794	192,436	339,464	397,148
Research and development costs	26,077	98,774	48,319	144,748
Depreciation and amortization	36,202	333	73,140	668
Total operating expenses	644,486	604,739	1,299,690	1,129,776

Operating loss	(552,116)	(532,649)	(1,133,453)	(971,582)
Other income (expense)
Fair value adjustment derivative liability – warrants	(517)	70,097	(7,791)	85,361
Interest expense	(2,566)	(3,860)	(5,280)	(7,819)
Government subsidy	-	2,742	-	10,962
Equity in losses of Gambitious B.V.	-	(7,114)	11,504	(8,743)
Other income and expense	-	(14,630)	-	(16,480)
Total other income (expense)	(3,083)	47,235	(1,567)	63,281

Net loss	(555,199)	(485,414)	(1,135,020)	(908,301)

Net loss attributable to noncontrolling interests	(18,155)	(4,608)	(31,003)	(15,624)

Net loss attributable to Symbid Corp. stockholders	$(537,044)	$(480,806)	$(1,104,017)	$(892,677)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of shares outstanding
Basic and diluted	35,705,257	26,224,839	34,394,106	25,479,431

Crowdfunding Revenues

Crowdfunding Revenues were approximately $78,000 and $132,000 for the three and six month periods ended June 30, 2015 as compared to $72,000 and $150,000 for the three and six month periods ended June 30, 2014. Revenues increased for the three period ended June 30, 2015 by approximately $6,000 and decreased for the six month period ended June 30, 2015 by approximately $18,000 compared to the prior year period. The increase compared to the prior period is primarily attributable to a higher funding volume resulting in more successfully funded crowdfunding campaigns and an increase in revenues from other products the Company introduced to the market in the first half year of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three and six month periods ended June 30, 2015 by approximately $116,000 and $252,000 to $429,000 and $839,000 compared to $313,000 and $587,000 for the prior year periods. The increase is primarily attributable to the share based compensation expense under the Equity Incentive Plan which is included in the operating expenses which accumulates to $115,000 and $295,000 for the three and six month period ended June 30, 2015, respectively. In the three and six month period ended June 2014 there are no expenses for share based compensation under the Equity Incentive Plan included. The Company continues to invest in its future expansion outside of the Netherlands and additional employees to support the Company’s information technology strategy.

We anticipate that selling, general, and administrative expenses will continue to increase as a percentage of revenue as a result of planned increases in headcount and investments in the Symbid platform.

Professional Fees

Professional fees decreased for the three and six month periods ended June 30, 2015 by approximately $40,000 and $58,000 to $153,000 and $339,000 compared to $192,000 and $397,000 for the prior year period. The decrease is primarily attributable to improved organization and structure in our collaboration with providers of Professional services.

We anticipate professional fees will remain a substantial percentage of the operating costs in 2015. We anticipate incurring these costs in relation to the Company’s continued listing on the OTC markets and planned expansion of the Company’s The Funding Network to other European countries.

Research and Development

Research and development costs decreased for the three and six month periods ended June 30, 2015 by approximately $73,000 and $96,000 to $26,000 and $48,000 compared to $99,000 and $145,000 for the prior year periods. The decrease is primarily attributable to the insourcing of the technological developments on the technology platform of The Funding Network.

Based on the current strategy of expanding our internal technology team, we anticipate an increase in hiring and related research and development costs as we continue to invest in the technology platform facilitating the roll-out of The Funding Network.

Other Income and Expenses

During the three month period ended June 30, 2015, total other income (expense) decreased by approximately $50,000 from $47,000 in other income to $3,000 in other expense. During the six months ended June 30, 2015, total other income (expense) decreased by approximately $65,000 from $63,000 in other income to $2,000 in other expense. The decrease is primarily attributable to the fair value adjustments of the derivative liability where an anti-dilution clause in the warrants issued in the PPO ’14 expired in May 2015, and subsequently the warrants were reclassified to equity.

Loss from Operations Before Noncontrolling Interests

We incurred net losses from operations of approximately $555,000 and $1,135,000 and $485,000 And $908,000, respectfully, for the three and six months ended June 30, 2015 and June 30, 2014. The increase in comparable losses was primarily due to the share based compensation expense under the Equity Incentive Plan which is included in the operating expenses of 2015, but which was not applicable for the comparative 2014 periods.

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

At June 30, 2015, cash on hand was approximately $256,000, other current assets excluding cash were $89,000 and we had a working capital deficit of $419,000. At the same time, we had current liabilities of approximately $764,000, which consisted principally of accounts payable and accrued expenses of $591,000. At December 31, 2014, cash was approximately $233,000 and we had other current assets excluding cash of $98,000. At the same time, we had current liabilities of approximately $788,000 which consisted principally of accounts payable of $378,000 and accrued expenses of $292,000, a significant portion of which are attributable to services from suppliers which were settled in shares in the first quarter of 2015 and current maturities of notes payable of $118,000. Our working capital deficit at December 31, 2014 was approximately $456,000. The increase in our liquidity position at June 30, 2015 compared to December 31, 2014 is primarily attributable to the positive cash flow we generated from financing activities in the first and second quarter of 2015.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $747,000 for the six months ended June 30, 2015, as compared to net cash used of $1,031,000 for the six months ended June 30, 2014. The decrease in net cash used in operations was primarily due to a significant decrease in expenses of the compensation of the  management team and the insourcing of the technology development team.

Net Cash Used in Investing Activities

During the three months ended June 30, 2015, we earned approximately $20,000 of cash in investing activities. In the prior year period ended June 30, 2014, we used $61,000 of cash in investing activities. The cash earned in investing activities in the six months ended June 30, 2015 was primarily obtained by the sale of the Gambitious shareholding in February 2015.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2015 and 2014, cash flows from financing activities totaled $782,000 and $1,359,000, respectively. Cash flows from financing activities for the six months ended June 30, 2015 primarily relate to the Private Placement Offering where we closed additional funding for the Company.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $5,899,000 as of June 30, 2015 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2015 our disclosure controls and procedures were not effective due to material weaknesses resulting from our Board of Directors not having any independent members and the fact that no member of our Board of Directors qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, controls were not designed and in place to insure that all required disclosures were originally addressed in our financial statements.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective June 30, 2015, we issued 200,000 shares to one person pursuant to the final closing under a private placement offering of common stock at a price of $0.50 per share or an aggregate of $100,000. The issuance was made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulations S under the Securities Act.

Effective May 27, 2015, we issued an aggregate of 35,000 shares to four persons in connection with the vesting of Restricted Stock Units. Such issuances were made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulations S under the Securities Act.

Effective April 1, 2015 we issued 7,500 restricted stock units under our 2013 Equity Incentive Plan to an employee. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. The restricted stock units vest after a year service condition with the final vesting dated being March 31, 2016. The issuance was made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulations S under the Securities Act.

Effective June 30, 2014 we issued 3,000 shares under our 2013 Equity Incentive Plan to an advisor. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. The issuance was made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulations S under the Securities Act.

On July 14, 2015, we issued $250,000 in principal amount of 8% unsecured convertible promissory notes (the “Notes”).  See Item 5. Other Information for a more detailed description of the Notes. Such issuances were made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulations S under the Securities Act.

On July 15, 2015, we issued an aggregate of 133,332 restricted stock units under our 2013 Equity Inventive Plan to our four new directors. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. The restricted stock units vest after one year of service. The issuances were made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulation S under the Securities Act.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

Launch of Loan Crowdfunding

On Tuesday June 16, 2015, Loan Crowdfunding was launched by our wholly owned subsidiary, Symbid Holding B.V. The launch of this new peer-to-business lending service is intended to complement our existing Equity Crowdfunding service and support the development of our online funding platform for start-ups and small businesses, The Funding Network. Based on our existing crowdfunding technology, Loan Crowdfunding by Symbid will enable established businesses with at least 3 years of activity and positive cash flows to borrow money from a large group of investors, the “crowd”.

This new service will operate through a transaction-based model similar to our current Equity Crowdfunding service.  There is a fixed 1% success fee upon the successful funding of a loan crowdfunding campaign, paid by the business, plus 1% per year of the loan immediately payable upon successful closing of the campaign. In addition, investors will be charged a flat 1% administration fee.

As of May 29, 2015, Symbid is regulated by the Dutch Financial Markets Authority. Symbid obtained an exemption for mediation in redeemable funds from the Financial Markets Authority to offer this new loan crowdfunding product to the market.

The service will make use of our monitoring technology to provide investors ongoing insights into the performance of the business to which they have lent money. All businesses funded via Loan Crowdfunding will therefore be required to register for Monitoring by Symbid for one full year via a monthly-based subscription model.

Loan Crowdfunding by Symbid will use an independent risk scoring model, INRISC, developed by risk and treasury management firm Catena Investments, a subsidiary of Zanders. Symbid Holding B.V. has therefore entered into an agreement with Catena Investments to provide its automated credit risk scoring and pricing service. INRISC will assess the credit risk of Loan Crowdfunding investment opportunities using data provided by Monitoring by Symbid. This data is, in turn, streamed via accountant reporting systems.

Dynasty Wealth Agreement

On July 1, 2015, (the “Effective Date”) we entered into a Financial Public Relations Agreement (the “Agreement”) with Dynasty Wealth, LLC, (“Dynasty”) a Nevada limited liability corporation, pursuant to which we engaged Dynasty, on an independent contractor basis, to provide us with financial public relations services. Such services include disseminating public information about us, communicating on our behalf with the investment community,  conducting conference calls and arranging meetings on our behalf with prospective investors and other  investment professionals, facilitating the production of research reports about us, reviewing proposed press releases and public presentations, and providing general investor relations services. The agreement has an initial term that runs until August 31, 2015 and is subject to extension for up to three years thereafter upon the achievement of certain milestones.

As compensation for the services to be rendered by Dynasty, we are paying consulting fees to Dynasty at the rate of $10,000 per month due and payable on the last day of every month. We may elect to pay such consulting fees to Dynasty in cash or common stock or a combination thereof. For payments made in stock, our shares will be valued based upon the 20 day volume weighted average trading price for our common stock at the time of the election. Notwithstanding the forgoing, the consulting fee for the initial term will be paid in the form of 60,000 shares of our common stock.

As additional compensation to Dynasty for services rendered pursuant to the Agreement, we will issue to Dynasty up to one million six hundred thousand (1,600,000) warrants to purchase shares of our common stock at a price of $0.50 per share. The issuance of the warrants is tied to the satisfaction of certain performance metrics involving market capitalization.

The Agreement has a minimum term of two months (the “Initial Term”) and a maximum term of thirty-eight months. In the event that we have achieved a Market Capitalization (as defined below) of $25 million or more by the end of the Initial Term (the “Initial Term Market Capitalization Metric”), the Agreement will be automatically extended to June 1, 2016 and 20,000 warrants will be issued to Dynasty. If we do not satisfy the Initial Term Market Capitalization Metric, the Agreement will automatically terminate at the end of the Initial Term.

The Agreement will be automatically extended to June 1, 2017 and 170,000 warrants will be issued to Dynasty in the event that we achieve a Market Capitalization of $67.5 million or more during or before the term ending December 31, 2015.

The Agreement will be automatically extended to June 1, 2018 and 610,000 warrants will be issued to Dynasty in the event that we achieve a Market Capitalization of $125 million or more during or before the term ending December 31, 2016.

The Agreement will be automatically extended to August 31, 2018 and 800,000 warrants will be issued to Dynasty in the event that we achieve a Market Capitalization of $225 million or more during or before the term ending December 31, 2017.

All warrants expire 5 years after the Effective Date and are non-callable. We will provide piggyback registration rights commencing December 31, 2015 on all shares underlying the warrants issued pursuant to the Agreement. In the event that we are acquired by a third-party during the term of the Agreement for a valuation greater than $20,000,000, any warrants earned or to be earned by Dynasty at the time of the acquisition will become exercisable via a cashless exercise.

Market Capitalization of the Company is defined for the purposes of the Agreement to be the prior thirty calendar day weighted average daily price for our common stock multiplied by the fully diluted number of shares outstanding, including all instruments convertible into common stock at or below a strike price equal to the prior thirty calendar day average daily price of the common stock.  The relevant Market Capitalization objective needs to be achieved for a minimum average of 30 calendar days at any time during the term of the Agreement.

Should at any time during the term of the Agreement we be acquired at a valuation equal to or greater than any of the Market Capitalization performance metrics set forth above we will issue to Dynasty the amount of warrants as called for in such paragraphs.

Unless extended by both parties in writing, the Agreement will automatically terminate in the event that Dynasty does not timely meet the performance requirements described above. In the event the Agreement is terminated, Dynasty will cease rendering services to us as of the effective date of termination, and we will pay Dynasty to the extent not previously paid, any cash fees for the services performed through the date of termination and any additional compensation fees that have been earned pursuant to the achievement of the performance metrics prior to the date of termination.

In the Agreement, we have also agreed to indemnify Dynasty against any third party claim that Dynasty has provided such third party with incorrect information about us but only to the extent that the information provided by Dynasty was provided to Dynasty by us.

8% Unsecured Notes

On July 14, 2015, we closed on the sale of $250,000 in principal amount of 8% unsecured convertible promissory notes (the “Notes”) to seven persons. Subject to earlier prepayment or conversion, the Notes mature three years from issuance. Interest is payable on the first, second and third anniversaries of the issuance date. We can prepay the Notes at a 10% premium above the amount of interest and principal their due. At any time after issuance, the holders may, at their option, convert all or a portion of the principal and interest then due into shares of common stock at a price of $0.25 per share. On July 14, 2015, we received conversion notices from four persons holding an aggregate of $190,000 in principal amount of Notes of their determination to convert all of such principal into an aggregate of 760,000 shares. We have yet to issue such shares but expect to do so in the near future.

Subject to prior prepayment or conversion, on the maturity date, all of the outstanding principal amount of the Note, together with accrued and unpaid interest due thereon, will automatically convert into shares of our common stock at a conversion price equal to the lower of (i) $0.25 per share or (ii) a 20% discount to the 10 trading day volume weighed average price per share for the 10 trading day period immediately preceding the maturity date, with a floor price of $0.10 per share.

The Notes are subject to customary events of default. Subject to limited exceptions, while the Notes remain outstanding, we cannot incur any indebtedness that ranks senior in priority to the Notes.

New Board Appointments

On July 15, 2015, we increased the size of our Board of Directors from two to six persons and appointed Hendrik Kasteel, Michiel Buitelaar, Jérôme Koelewijn and Vincent Lui to the vacant Board positions created thereby. In connection therewith, we issued each new director 33,333 restricted stock units under our 2013 Equity Incentive Plan. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. The restricted common stock units vest after one year of service.

Hendrik Kasteel, age 45, has more than 20 years of experience as a telecommunications, media and online executive.  He served as the Managing Director/CEO for Euronet Communications B.V, a subsidiary of Deutsche Telekom, from July 2012 until July 2014 and as a member of the Executive Board and the Chief Commercial Officer and Chief Marketing Officer for T-Mobile Netherlands B. V. from January 2010 until July 2012.  From July 2006 until December 2009 he served as a member of the Executive Board and as the Chief Commercial Officer and Chief Marketing Officer for T-Mobile Austria GmbH.  He was a member of the Executive Board and the Chief Marketing Officer for T-Mobile Croatia Ltd. from July 2004 until July 2006.  From 1999 until July 2004 he served as a Vice President in several different capacities for Ben Netherlands B.V. and held several positions between 1996 and 1999 for Makro Cash and Carry NL. Since November 2014 he has served as a member of the Advisory Board for The Waste Transformers, a waste-to-energy solution provider.  Mr. Kasteel received a Master of Business Administration Degree from IMD in Lausanne, Switzerland.

Jérôme Koelewijn, age 48, has more than 22 years of experience in international leadership roles, principally in the fields of finance and technology. He has served in numerous advisor/consulting capacities and has extensive experience with start-up companies.  From the second quarter 2014 onwards has been currently the Senior Advisor at Roland Berger Strategy Consultants, already having served as a partner at the same firm from 2001 until 2006.  From the second quarter 2012 until first quarter 2014 he was a partner at Wealth Management Partners which serves as an investment advisor for smaller institutional investors, endowment funds, foundations, family offices and entrepreneurs. From  2006 until 2011 he was a Client Advisory Officer in the Investment and Wealth Management Branche at Morgan Stanley. He was a partner at Arthur D. Little from 1992 until 1994 and from 1996  until 2001.  From second quarter 2014 to the present he has been a member of the Crowdfunding Advisory Committee at Maag Lever Darm Stichting, the Dutch national gastroenterology foundation.  He received a Master of Business Administration Degree from the University of Navarra IESE Business School in 1996 and holds a Master of Science degree in Applied Mathematics and Computer Science from Delft University of Technology.

Michiel Buitelaar, age 52, has 25 years of international experience in the high-tech, online and telecommunications areas. He has worked as a consultant, and held senior management and Board positions at telecom operators in TV and at publishers. In November 2014 he started as Managing Director of Smile Nigeria, a mobile Internet company. From 2007 he has been a Supervisory Board member at Novec, a tower company. He until recently was Chairman of Cinekid (a movie festival); Board member at Noorderslag (a music festival); and Supervisory Board member at Park Lane (a financial services company). He was member of the Supervisory Board of SNT. From 2008 to 2013 he served as COO at Sanoma Media Netherlands, and from 2009 to 2011 he was also CDO at Sanoma Magazines. Before that, he was CDO and Board member at Endemol, the TV producer; and Managing Director of KPN’s consumer business. He is a graduate of Delft University of Technology (Department of Technical Mathematics) and attended London Business School.

Vincent Lui, age 42, is the Founder and Managing Director of Rhapsody Ventures, a hybrid investment and strategy firm formed in 2015, focused on cybersecurity, Internet-of-Things (IoT) and network infrastructure enabling technologies. Mr. Lui has more than 15 years of entrepreneurial and operating experience with domain knowledge across a number of technology sectors. From 2009 until 2014, Mr. Lui was VP of Strategy & Corporate Business Development at VSS Monitoring, where he was involved with business development and alliances and marketing, and led the efforts on a $20 million venture financing by Battery Ventures in 2010. Mr. Lui was instrumental in the acquisition of VSS in 2012 by Danaher Corporation (NYSE: DHR), a $50 billion Fortune 150 company. Post-acquisition, he led VSS’s corporate strategy planning activities and was heavily involved in its integration and implementation of Danaher Business Systems. He was interim VP Marketing in 2013. He contributed to Danaher’s Communications Platform (VSS, Arbor Networks, Fluke Networks & Tektronix Communications) technology strategy, as well as its Mergers and Acquisitions and Business Development activities. Mr. Lui began his career at Lucent Technologies (Alcatel-Lucent / Nokia) where he worked from 1999 until 2000, and later took on leading roles in a number of startups including homeFiber (which later became Broadband Rhapsody), Photonic Power Systems, Cleanpoint and Display Photonics. In 2006, he joined KLM Capital, a US-China venture fund, responsible for investment due diligence and portfolio management. He served as board observer for portfolio companies including Auvitek (acquired by Microtune, now CSR), Opulan (acquired by Atheros, now Qualcomm), and Novera Optics (acquired by LG-Nortel, now Ericsson). In addition to Rhapsody Ventures, Mr. Lui is currently advising, investing and incubating several early stage companies including Saisei Networks, Flying Cloud, Skalera, Creanord and iFunding.  Mr. Lui holds a B.S. in Electrical & Computer Engineering and B.A. in Music from UC San Diego, M.S. in Management Science & Engineering from Stanford University, and studied in the Doctorate of Business Administration at Newcastle University and Grenoble Ecole de Management.

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

SYMBID CORP.

August 13, 2015	By:	/s/ Korstiaan Zandvliet
Korstiaan Zandvliet, Chief Executive Officer

SYMBID CORP.

August 13, 2015	By:	/s/ Maarten van der Sanden
Maarten van der Sanden, Chief Financial Officer