Form 10-Q
period 2015-09-30
SYMBID CORP.
filed 2015-11-12
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 36,909,472 shares of the issuer’s common stock outstanding as of November 9, 2015.

SYMBID CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$960,845	$233,068
Accounts receivable, less allowance for doubtful accounts of $ 18,446 and $ 4,672 respectively	33,028	45,070
Prepaid expenses and other current assets	63,674	53,366
Total current assets	1,057,547	331,504

Property and equipment - at cost, less accumulated
depreciation	6,143	8,480
Investment in associated companies	1,169	10,750
Intangible assets, net	837,946	1,031,692
Total assets	$1,902,805	$1,382,426

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$122,191	$378,023
Accrued expenses and other current liabilities	189,169	291,540
Current maturities of notes payable	34,013	36,771
Subordinated loan - related party	-	81,378
Total current liabilities	345,373	787,712

Notes payable, less current maturities	68,011	91,914
Subordinated loan - related party	75,272	-
8% Convertible promissory notes payable, net of $764,244 discount	545,756	-
Derivative liability - warrants	-	153,154
Total liabilities	1,034,412	1,032,780

Commitments

Stockholders' Equity

Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 36,909,472 and 33,182,100 respectively	36,909	33,182

Additional paid-in capital	7,598,504	5,367,771
Accumulated other comprehensive loss	(278,085)	(178,522)
Accumulated deficit	(6,503,594)	(4,794,760)
Total Symbid Corp. stockholders' equity	853,734	427,671
Noncontrolling interests	14,659	(78,025)
Total stockholders' equity	868,393	349,646
Total liabilities and stockholders' equity	$1,902,805	$1,382,426

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Crowdfunding	$58,979	$50,889	$191,177	$201,034
Other	9,787	1,990	43,825	10,040
Total revenues'	68,766	52,879	235,002	211,074
Operating expenses
Selling, general and administrative	363,900	456,689	1,202,668	1,037,469
Professional fees	226,533	234,981	565,996	638,560
Research and development costs	5,091	111,693	53,410	256,441
Depreciation and amortization	36,414	29,409	109,554	30,077
Total operating expenses	631,938	832,772	1,931,628	1,962,547

Operating loss	(563,172)	(779,893)	(1,696,626)	(1,751,473)
Other income (expense)
Interest expense	(69,121)	(3,568)	(74,401)	(11,387)
Fair value adjustment derivative liability - warrants	-	75,972	(7,791)	160,985
Losses from equity method investments	-	(38,481)	-	(47,225)
Gain on sale of investment in Gambitious B.V.	-	-	11,504	-
Government subsidy	-	-	-	10,963
Other income and expense	-	(4,050)	-	(20,183)
Total other income (expense)	(69,121)	29,873	(70,688)	93,153

Net loss	(632,293)	(750,020)	(1,767,314)	(1,658,320)

Net loss attributable to noncontrolling interests	(27,477)	(14,631)	(58,480)	(30,254)

Net loss attributable to Symbid Corp. stockholders	$(604,816)	$(735,389)	$(1,708,834)	$(1,628,066)

Basic and diluted net loss per common stock	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Weighted average number of shares outstanding
Basic and diluted	34,924,982	30,741,624	34,707,412	27,175,652
Share-based compensation expense included in operating expenses:
Selling, general and administrative	$20,424	$85,224	$238,861	$89,074
Research and development costs	910	2,656	32,849	2,656
	$21,334	$87,880	$271,710	$91,730

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net loss	$(632,293)	$(750,020)	$(1,767,314)	$(1,658,320)
Other comprehensive loss:
Foreign currency translation adjustments	(9,918)	(81,739)	(99,563)	(91,040)
Comprehensive loss	(642,211)	(831,759)	(1,866,877)	(1,749,360)

Net loss attributable to noncontrolling interests	(27,477)	(14,631)	(58,480)	(30,254)
Foreign currency translation income (loss) attributable to noncontrolling interests	264	5,859	10,396	6,942
Comprehensive loss attributable to noncontrolling interests	(27,213)	(8,772)	(48,084)	(23,312)

Comprehensive loss attributable to Symbid Corp. stockholders	$(614,998)	$(822,987)	$(1,818,793)	$(1,726,048)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Nine months ended
	September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(1,767,314)	$(1,658,320)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock based compensation	271,710	91,730
Shares issued under service agreements	182,386	88,859
Amortization of debt discount	58,132	-
Depreciation and amortization	109,554	30,077
Losses recorded from investment in Gambitious B.V.	-	47,225
Gain on sale of investment in Gambitious B.V.	(11,504)	-
Fair value adjustment derivative liability - warrants	7,791	(160,985)
Deferred government grants	-	(10,963)
Provision for doubtful accounts	14,013	(1,538)
Changes in assets and liabilities
Accounts receivable	(5,422)	(29,433)
Prepaid expenses and other current assets	(14,196)	(112,380)
Accounts payable	(231,750)	150,882
Accrued expenses and other current liabilities	(71,882)	(47,408)
Net cash used in operating activities	(1,458,482)	(1,612,254)

Cash flows from investing activities
Investment in associated companies	$-	$(57,306)
Proceeds from sale of associated companies	20,309	-
Acquisition of property and equipment	-	(3,248)
Net cash provided by (used in) investing activities	20,309	(60,554)

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	$724,116	$1,369,647
Repayments of notes payable	(16,872)	(20,639)
Proceeds from convertible promissory notes payable	1,500,000	-
Net cash provided by financing activities	2,207,244	1,349,008

Effect of exchange rate changes on cash	(41,294)	(67,742)
Net increase in cash	727,777	(391,542)

Cash and cash equivalents, beginning of year	233,068	891,592
Cash and cash equivalents, end of year	$960,845	$500,050

Supplemental cash flow disclosures
Interest paid	$9,145	$11,387

Non-cash investing and financing activities
Change in accrued expenses related to non-employee share issuances	$13,080	$51,244
Conversion of 8% convertible promissory notes	190,000	-
Reallocation of noncontrolling interests	129,918	-
Fair value of shares issued related to asset acquisition	-	1,195,092

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 1 - BUSINESS, ORGANIZATION AND LIQUIDITY

Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

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

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

The main operating entity of Symbid Corp. is Symbid B.V. (“Symbid B.V.”) and was incorporated in Utrecht, The Netherlands on March 29, 2011 under the laws of the Netherlands. The Company was launched in April 2011 in its headquarters in Rotterdam, The Netherlands as one of the first equity based crowdfunding forerunners worldwide. Entrepreneurs use Symbid to obtain business growth funding from the crowd in exchange for a part of the equity of their company. Investors can participate for as little as $23, and become shareholders of start-up companies or growing businesses in need of capital.

Founded as the provider of one of the first equity based crowdfunding platforms, our business evolved in 2015 into a fully integrated, data driven, user friendly online funding network consisting of several products and services known as The Funding Network™. The Funding Network™ is intended to give small and medium sized entities (“SMEs”) direct access to all forms of finance, while offering investors full transparency on the potential risks and return of their portfolios and was developed in response to the following funding hurdles affecting entrepreneurs and investors in general and SMEs in particular:

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

On February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation was created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi. Through Symbid Italia, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs can connect, fund, grow together and digitalize financial services for Italian small and medium enterprises. Symbid Italia represents the first stage of the European roll-out of our crowdfunding platform outside of The Netherlands. In connection with the formation of Symbid Italia, we paid $284,525 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest. At September 30, 2015, the Company holds a controlling interest of 50.1% in Symbid Italia, as such, the results of Symbid Italia’s operations have been included in the condensed consolidated financial statements (see Note 8).

As of September 30, 2015, the Company has a 14.53% ownership in Kredietpaspoort Coöperatie U.A. (“Kredietpaspoort”), a Cooperative located in the Netherlands, through its wholly owned subsidiary Symbid B.V. and Symbid Coop, a variable interest entity which we effectively control through corporate governance rather than through any ownership further discussed in Note 4. The Kredietpaspoort is a cloud- based platform that is in development to provide credit evaluation and financing options to SME companies in the Netherlands. In addition, the Company’s Chief Commercial Officer owns a 5.72% interest in Kredietpaspoort. At December 31, 2014, the combined holdings in Kredietpaspoort by Symbid B.V., Symbid Coop and our executive officer totaled approximately 20.25% (see Note 4).

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

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

As of September 30, 2015 and December 31, 2014, the Company held a 7% ownership interest in Equidam Holding B.V. (“Equidam”). Equidam started as an online valuation tool for private companies with a particular focus on SME’s, Equidam now also offers simple monitoring services to investors on the Company’s platform.

Liquidity and Going Concern Matters
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses during the three months ended September 30, 2015 and 2014 of $632,293 and $750,020, respectively. Losses during the nine months ended September 30, 2015 and 2014 were $1,767,314 and $1,658,320, respectively. At September 30, 2015 and December 31, 2014, the Company had a working capital deficit of $712,174 and $456,208, respectively. As of September 30, 2015, the Company had cash on hand of $960,845 and current liabilities to credit institutions of $34,013. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Noncontrolling Interests
The Company presents noncontrolling interests as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and upon loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Income and losses attributable to the noncontrolling interest associated with Symbid Coop and Symbid Italia are presented separately in the Company’s condensed consolidated statement of operations.

Revenue Recognition
Crowdfunding
The Company generates its revenue from registration, administration and success fees within The Funding Network. Registration fee revenue is recognized as new portfolio companies register to The Funding Network.  Revenue from administration fees are collected from investors and recognized on a monthly basis calculated as a percentage of the volume of investments during the reporting period. Revenue from success fees are recognized at the time the loan or equity crowdfunding proposition is successfully funded and there are no further obligations to the portfolio company. There is no credit risk since the fees are collected directly at the moment that the transaction takes place on the platform. There is no right of return to investors once a crowdfunding proposition has been successfully funded.

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash accounts. The Company’s borrowings approximate fair value as the rates of interest are similar to what they would receive from other financial institutions. Refer to Note 10 on derivative liability- warrants which have been classified as Level 3 instruments.

Derivative Liability - Warrants
In connection with the December 6, 2013 private placement offering (“PPO”) with a final closing on May 20, 2014, the Company issued warrants to purchase shares of its common stock to investors who purchased units in the PPO (“Investor Warrants”). The Company also issued warrants to purchase shares of its common stock to brokers in connection with the PPO (“Broker Warrants”). Both the Investor and Broker Warrants, at the option of the holder, may be exercised by cash payment of the exercise price to the Company. The warrants may be exercised on a cashless basis in accordance with the warrant agreement commencing one year after the initial closing date of the PPO if no registration statement registering the shares underlying the warrants is then in effect. Further, the exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities. As a result, the fair value of these warrants were classified as liabilities under the provisions of FASB ASC Topic 815-40, Contracts in an Entity’s Own Equity, as they are not indexed to the Company’s own stock. The fair value of these warrants was estimated using a Monte Carlo simulation. The Company updates its estimate of the fair value of the warrant liabilities in each reporting period as new information becomes available and any gains or losses resulting from the changes in fair value from period to period are included as other income or expense. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classify such warrants in Level 3 in the fair value hierarchy per ASC 820, Fair Value Measurements.

Concentrations of Credit Risk
Cash Held in Banks
The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to $112,000.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation (Continued)
In general, for consolidation purposes, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, the statements of operations and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.  Equity accounts are translated at historical rates. Adjustments resulting from the translation of the financial statements are recorded as accumulated other comprehensive income or loss.

As of September 30, 2015 and December 31, 2014, the balance sheet accounts, with the exception of equity, were translated at 1 EUR to $1.1243 and $1.2155, respectively. The average translation rates applied to the statements of operations and cash flows for the three months ended September 30, 2015 and 2014 were 1 EUR to $1.1122 and 1 EUR to $1.3266, respectively. The average translation rates applied to the statements of operations and cash flows for the nine months ended September 30, 2015 and 2014 were at 1 EUR to $1.1154 and 1 EUR to $ 1.3560, respectively.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company reviews the collectability of accounts receivable based on an assessment of historical experience, current economic conditions, and other collection indicators. At September 30, 2015 and December 31, 2014, the Company has recorded an allowance for doubtful accounts for $18,446 and $4,672, respectively.

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

3 - VARIABLE INTEREST ENTITY- SYMBID COOP (Continued)

The classification and carrying amounts of assets and liabilities of Symbid Coop in the condensed consolidated balance sheet are as follows:

	September 30, 2015	December 31, 2014
Current assets	$31,639	$43,497

Current liabilities	$125,191	$121,521

The assets related to Symbid Coop are not restricted.

4 - INVESTMENTS IN ASSOCIATED COMPANIES

Kredietpaspoort
As of April 2014, Symbid B.V. and Symbid Coop acquired membership interests of 6.50% and 6.03% of Kredietpaspoort, respectively. The initial investments in Kredietpaspoort by Symbid B.V. and Symbid Coop of approximately $17,000 and $16,000, respectively, are recorded in Investments in Associated Companies. In addition, during 2014 our Chief Executive Officer and Chief Commercial Officer, both of whom are Directors of the Company, each acquired membership interests of 5.15% and 4.96%, respectively, in Kredietpaspoort. In December of 2014, our Chief Executive Officer sold his interest of 5.15% in Kredietpaspoort, also there was a re-allocation of memberships. At September 30, 2015, our Chief Commercial Officer holds an interest of 5.72%, while the interests of each Symbid Coop and Symbid B.V. are 6.96% and 7.57%, respectively. As a result our combined interest decreased from 22.64% to 20.25%. The Company continues to account for its investment in Kredietpaspoort on the equity method basis of accounting, as Symbid has the ability to exercise significant influence over the operating and financial policies of Kredietpaspoort through representation on the Kredietpaspoort board of directors and the combined voting interest of Symbid and its Chief Commercial Officer. As of December 31, 2014, the Kredietpaspoort investment balance has been reduced to nil, as the Company has suffered losses beyond the initial investment balance.  As of September 30, 2015, the initial investment has not been recovered.

Gambitious
In previous periods, the Company had an indirect ownership interest in Gambitious B.V. (“Gambitious”), a Company located in the Netherlands, which used the Company’s platform to raise capital for video games produced by a wide range of developers. On February 9, 2015, we sold our remaining 12% indirect interest in Gambitious for $20,360 and recorded a gain on investment of approximately $11,500 which is included in other income in the condensed consolidated statement of operations for the nine month period ended September 30, 2015. The Company feels that Gambitious is no longer a strategic fit with its evolving operations for the following reasons; Gambitious B.V. had incurred losses during 2014, the decision by Gambitious B.V. to switch its business focus to the publishing of games and the requirement of additional capital contributions from its existing owners.

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

4 - INVESTMENTS IN ASSOCIATED COMPANIES (Continued)

Gambitious (Continued)
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

Equidam
In August 2013, the Company acquired a 10% interest in Equidam for $ 1,128. As of September 30, 2015, the Company currently has a 7% ownership in Equidam, as the initial investment was diluted through a subsequent round of seed funding. The Company is accounting for their investment in Equidam on the cost basis. There have been no intercompany transactions with Equidam in the reporting period.

5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30, 2015	December 31, 2014
Advisory and professional costs	$75,669	$44,591
Travel and hotel costs	-	4,478
Development costs	-	14,174
Management fees	-	11,190
Interest	19,297	10,717
Wage tax' return	3,023	17,992
Holiday pay allowance/Net salary	32,424	53,555
Penalty waiver	14,630	14,630
Marketing costs	19,465	70,347
Accrued stock liability	8,761	21,841
VAT related to Symbid Coop.	-	10,828
Other current liabilities	15,900	17,197
	$189,169	$291,540

All amounts are payable within one year.

6 - NOTES PAYABLE

	September 30, 2015	December 31, 2014
Line of credit	$-	$-
Working capital facility	102,024	128,685
Subordinated loan – related party	75,272	81,378
8% Convertible promissory notes	545,756	-
Total notes payable	723,052	210,063
Less - Current Maturities	(34,013)	(118,149)
Notes payable, less current maturities	$689,039	$91,914

Working Capital Facility
The Company has two credit facilities with the Rabobank, a national bank in the Netherlands.

The facility consists of the following two agreements:

1.
Long term loan for approximately $204,000, bears interest of 6.4%, principal and interest is payable quarterly. The loan decreases on a quarterly basis by approximately $8,000, starting on September 30, 2012. As of September 30, 2015, the loan balance was approximately $102,000.

2.
A line of credit of approximately $67,000 with a floating interest rate of approximately 8.4% and 8.15% at September 30, 2015 and December 31, 2014, respectively. There was no balance on the credit facility at September 30, 2015.

The working capital facility is secured by the following assets:

1.	Assets of the Company including receivables and intellectual property developed by the Company.
2.	Guarantee by principal members of management up to approximately $55,000.
3.	Guarantee by the Netherlands government for the remaining balance in a hypothetical liquidation up to approximately $244,000.

8% Convertible Promissory Notes
On June 10, 2015, the Company entered into a subscription agreement to conduct a private offering consisting of a minimum of $250,000 and up to a maximum of $1,500,000 of 8% unsecured convertible promissory notes (the “Notes”), convertible into common shares of the Company’s common stock.  The Notes have a three year maturity from the date of issue and interest is payable annually. The Notes may be redeemed at any time after issuance by the Company for a pre-payment fee of 10% of the principal balance plus outstanding interest due. The Notes have an optional conversion feature price of $.25 per share that can be exercised any time. However, upon maturity the mandatory conversion price is the lesser of (a) $0.25 or (b) the amount equal to 20% discount to the 10 day volume weighted average price per share for the period immediately prior to the mandatory conversion date with a floor price of $0.10 per share. The subscribers have been granted preemptive rights allowing participation in future financings at the then current price for a term of three years so that such subscriber may maintain its pro-rata interest in the Company.

We evaluated the notes under ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging and identified an embedded feature that did not meet the definition of a derivative instrument under the net settlement criteria. This determination was made based on the restrictions on the shares upon conversion which would preclude the shares from being readily convertible into cash.  In addition, we evaluated whether an active market could rapidly absorb the quantity of stock to be received upon conversion and noted that the number of shares to be converted is relatively large as compared to the daily trading volume of the publicly traded shares.

6 - NOTES PAYABLE (Continued)

8% Convertible Promissory Notes (Continued)
Because the conversion rate of the Notes was less than the market value of the Company’s stock on the closing dates, the Company will record a beneficial conversion feature (“BCF”). The BCF is calculated by using the most favorable conversion price that would be in effect at the conversion date to measure the intrinsic value of an embedded conversion option. The BCF is recorded to additional paid-in capital with an offset to debt discount as prescribed by ASC 470-20. The discount against the Notes will be accreted to interest expense using the effective interest rate method.

On July 14, 2015 the initial closing of the Notes took place under which the Company raised $250,000 from a total of seven investors. The Company recorded a debt discount related to the BCF of $62,500 resulting in an effective interest rate of 9.70%. For the three and nine months ended September 30, 2015, the Company recorded non-cash interest expense of $922 related to the amortization of the debt discount.  Accrued interest at September 30, 2015 is $1,013 and included in accrued expenses and other current liabilities. Debt issue costs associated with the initial closing were insignificant.

On July 14, 2015, four investors from the July 14, 2015 closing converted an aggregate of $190,000 in Notes into 760,000 shares of unregistered common stock. The conversion resulted in the recording of $47,500 in interest expense and a corresponding reduction to the debt discount associated with these Notes.

On September 8, 2015 the Company held the final closing of the Notes under which it raised $1,250,000 from a total of six investors. The Company recorded a debt discount related to the BCF of $759,876 resulting in an effective interest rate of 32.42%. For the three and nine months ended September 30, 2015, the Company recorded non-cash interest expense of $9,710 related to the amortization of the debt discount.  Accrued interest at September 30, 2015 is $6,111 and included in accrued expenses and other current liabilities. Debt issue costs associated with the final closing were insignificant.

Convertible promissory notes payable as of September 30, 2015 are as follows:

	Principal	Accrued Interest	Debt Discount	Balance As of September 30, 2015
8% Convertible promissory notes July 14, 2015	$60,000	$1,013	$(14,078)	$46,935
8% Convertible promissory notes September 8, 2015	1,250,000	6,111	(750,166)	505,945
	$1,310,000	$7,124	$(764,244)	$552,880

Subordinated Loan - Related Party
On September 15, 2011, the Company entered into a loan agreement with a stockholder of the Company for approximately $74,000 due on September 15, 2015 with interest only payments of 4% per annum. On September 15, 2015, the maturity date of the loan was extended to December 31, 2016. The loan is subordinate to the interests of the working capital facility and is unsecured. As of September 30, 2015 accrued and unpaid interest is $10,840.

6 - NOTES PAYABLE (Continued)

Aggregate Maturity Schedule of Borrowings
The aggregate maturities of long-term debt outstanding as of September 30, 2015 are as follows:

Year ending September 30,
2016	$34,013
2017	109,284
2018	1,343,999
$1,487,296

7 – CAPITAL STOCK

Common and Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

Net Loss per Share
Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. As of September 30, 2015 there are 5,853,530 Investor and 93,000 Broker Warrants which are excluded on the aforementioned basis. Unvested shares are excluded from the computation of basic earnings per share unless they are considered “participating securities”, but are included in computing diluted earnings per share. As of September 30, 2015, there are 211,332 unvested shares. As of September 30, 2015, there are 5,651,176 shares related to the convertible Notes that would be potentially dilutive if converted.

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

On May 20, 2014 and February 5, 2014, the Company completed closings under the December 6, 2013 PPO in which 2,380,810 and 373,984 units were sold, respectively. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The investor warrants are exercisable for a period of three years at a purchase price of $0.75 per share. As of September 30, 2014, the Company had issued 93,000 warrants to a placement agent as a commission. The broker warrants are exercisable for a period of three years at a purchase price of $0.50 (see Note 10).

7 – CAPITAL STOCK  (Continued)

Private Placement Offerings (Continued)
The May 20, 2014 and February 5, 2014 closings under the December 6, 2013 PPO generated gross proceeds of $1,190,405 and $186,987, respectively. In connection with the May 20, 2014 closing, we incurred advisory and professional fees of $81,724, none of which were allocated to equity issuance costs and deducted from additional paid- in capital. In connection with the February 5, 2014 closing, we incurred advisory and professional fees of $80,251, of which issuance costs of $7,750 were allocated to equity issuance costs and deducted from additional paid in capital.

The following table displays the allocation of proceeds in connection with the December 6, 2013 PPO for the nine months ended September 30, 2014:

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

Common Stock Issued for Services
During the three months ended September 30, 2015 and 2014, the Company issued 71,991 and 123,872 shares common stock as consideration for professional services valued at $21,930 and $56,536, respectively. During the nine months ended September 30, 2015 and 2014, the Company issued 74,991 and 189,570 shares common stock as consideration for professional services valued at $22,560 and $88,859, respectively.

During the three and nine months ended September 30, 2015, the Company issued 222,763 and 455,913 shares of fully vested restricted common stock to non- employee advisors and consultants as consideration for services performed. The fair value of fully vested restricted common stock issued to advisors and consultants during the three and nine months ended September 30, 2015 was $66,474 and $159,826.

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

7 – CAPITAL STOCK  (Continued)

Cancellation of Escrow Shares
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

8 – NONCONTROLLING INTERESTS

The composition of the net loss attributable to noncontrolling interests are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Symbid Coop- 100%	$(14,149)	$(14,631)	$(24,371)		$(29,652)
Symbid Italia – 49.9%	(13,328)	—	(34,109)		—
Gambitious Coop*	—	—	—		(602)
Total	$(27,477)	$(14,631)	$(58,480)	$	(30,254)

*Prior to the loss of control in Gambitious Coop in February 2014, the Company held a noncontrolling interest of 37%.

The composition of noncontrolling interests as reported in the balance sheets are as follows:
	September 30, 2015	December 31, 2014
Symbid Coop - 100%	$(96,762)	$(78,025)
Symbid Italia – 49.9%	111,421	-
Total equity (deficit) attributable to noncontrolling interests	$14,659	$(78,025)

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

9 - SHARE BASED COMPENSATION PLAN

2013 Stock Incentive Plan
Under the 2013 Plan, 5 million shares of the Company’s common stock have been reserved for issuance to officers, employees, directors, consultants and advisors to the Company. The 2013 Plan provides for grants of options, stock appreciation rights, performance share awards, restricted stock and restricted stock unit awards (“the Awards”). Up to 1,666,666 shares may be granted during the first 12 months following the Share Exchange and the remaining 3,333,332 shares may be granted during the first 24 months following the Share Exchange. As of September 30, 2015 there are 3,716,932 shares available for issuance under the 2013 Plan. The vesting period for the Awards under the 2013 Plan is determined by the Board at the date of grant.

During the three months ended September 30, 2015, we awarded 133,332 restricted stock units ("RSUs") to four board members under the 2013 Plan. During the nine months ended September 30, 2015, we awarded 280,568 RSUs to three employees, two members of management and four board members under the 2013 Plan. During the nine months ended September 30, 2015 there were 9,750 forfeitures of restricted stock. During the three and nine months ended September 30, 2014 we awarded 905,750 restricted stock units ("RSUs") to 16 employees including our four executive officers. There were no forfeitures of RSU’s during the nine months ended September 30, 2014. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting.

During the three and nine months ended September 30, 2015, 8,000 and 888,736 RSUs vested. During the three and nine months ended September 30, 2015, there were nil and 9,750 forfeitures of restricted stock. The fair market value for stock-based compensation expense is equal to the closing price of our common stock on the date of grant, which is measured based on the publicly traded share price. The restrictions on the stock awards are released generally over one year.

The Company recognized share based compensation expense for employee awards of approximately $11,000 for the three months ended September 30, 2015, of which $10,000 and $1,000 was recorded in selling, general and administrative expenses and research and development, respectively. The Company recognized share based compensation expense for employee awards of approximately $242,000 for the nine months ended September 30, 2015, of which $209,000 and $33,000 is recorded in selling, general and administrative expenses and research and development, respectively.

The Company recognized share based compensation expense for employee Awards of approximately $80,000 for the three and nine month periods ended September 30, 2014, of which $77,000 and $3,000 was recorded in selling, general and administrative expenses and research and development, respectively.

Unrecognized compensation expense for unvested employee RSUs at September 30, 2015 was approximately $29,000, which is expected to be recognized over the remaining weighted average period of .69 years.

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

9 - SHARE BASED COMPENSATION PLAN (Continued)

During the nine months ended September 30, 2015, we awarded 30,000 RSU’s to one advisor under the 2013 Plan. There were no grants during the three month period ended September 30, 2015. During the three and nine months ended September 30, 2014 we awarded 119,000 RSUs to four advisors. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting.

During the three and nine month periods ended September 30, 2015, 56,500 and 137,500 Awards vested. During the nine month period ended September 30, 2014, 19,000 Awards vested. As of September 30, 2015, no non-employees have forfeited restricted stock or RSUs awarded under the 2013 Plan.

Under the 2013 Plan, for the three and nine months ended September 30, 2015, the Company recognized share based compensation expense for non-employees of $11,000 and $30,000. As of September 30, 2015, the Company has recorded approximately $9,000 in accrued expenses and other liabilities related to these non- employee share arrangements, which are either subject to continued contractual service conditions or have not been settled in common stock of the Company. Unrecognized compensation expense for unvested non-employee RSUs at September 30, 2015 was approximately $15,000, which is expected to be recognized over a weighted average of 0.36 years.

10 – DERIVATIVE LIABILITY – WARRANTS

The fair value of 5,853,530 investor and 93,000 broker warrants issued, under which an aggregate of the 5,946,530 shares of the Company’s common stock may be purchased in connection with the December 6, 2013 PPO, totaled $570,268, of which $558,996 related to Investor Warrants and $11,272 related to Broker Warrants.

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

10 – DERIVATIVE LIABILITY – WARRANTS (Continued)

The following table summarizes the activity in Derivative liability- warrants within long term liabilities for the periods indicated:

	Nine Months Ended September 30, 2015
	December 31, 2014 Fair Value of Warrant Liability	Fair Value of Warrants Issued	Change in Fair value of Warrant Liabilities	Reclassification of Warrants to Equity, period ended September, 30, 2015	September 30, 2015 Fair Value of Warrant Liability
Investor Warrants	$151,763	$-	$7,791	$(159,554)	$-
Broker Warrants	1,391	-	-	(1,391)	-
Total	$153,154	$-	$7,791	$(160,985)	$-

	Nine Months Ended September 30, 2014
	December 31, 2013 Fair Value of Warrant Liability	Fair Value of Warrants Issued	Change in Fair value of Warrant Liabilities	Reclassification of Warrants to Equity, period ended September 30, 2014	September 30, 2014 Fair Value of Warrant Liability
Investor Warrants	$294,298	$262,521	$(159,977)	$-	$396,842
Broker Warrants	9,364	1,854	(1,008)	-	10,210
Total	$303,662	$264,375	$(160,985)	$-	$407,052

11 - RELATED PARTY TRANSACTIONS

Management Fees
Following the Share Exchange on December 6, 2013, the three officers of the Company entered into employment agreements and became salaried employees of Symbid Corp. During the three and nine month periods ended September 30, 2015, there were no expenses recorded under these agreements. As of December 31, 2014, balances due under these agreements were approximately $11,000 and are recorded in accounts payable and accrued expenses. During the three month and nine month periods ended September 30, 2014, total expenses recorded under these agreements were approximately $39,000 and $178,000, respectively.

Other
See Note 6 for related party financing arrangement with a related party.

12 – COMMITMENTS

Financial Public Relations Agreement (“FPR Agreement”)
On July 1, 2015, we entered into the FPR Agreement with Dynasty Wealth, LLC, (“Dynasty”) a Nevada limited liability corporation, pursuant to which we engaged Dynasty, on an independent contractor basis, to provide us with financial public relations services. The agreement had an initial term through August 31, 2015. The consulting fee for the initial term was paid during the three month period ended September 30, 2015 in the form of 60,000 shares of our common stock. Subsequent to the initial term the FPR agreement is subject to extension for up to three years.

12 – COMMITMENTS (Continued)

upon the achievement of certain milestones. On September 1, 2015, the agreement was extended and the Company will pay Dynasty $10,000 per month, payable in cash, common stock or a combination thereof.

As additional compensation to Dynasty for services rendered pursuant to the Agreement, we will issue Dynasty up to one million six hundred thousand (1,600,000) warrants to purchase shares of our common stock at a price of $0.50 per share. The issuance of the warrants is tied to the satisfaction of certain performance metrics involving market capitalization.

Fortion Agreement
On December 8, 2014 we entered into an agreement with Fortion Holding B.V., a Netherlands limited liability corporation conducting its business under the trade name Credion. Under the agreement with Credion, for the period January 1, 2015 through December 31, 2017, we may be required to issue up to an additional 1,000,000 shares of our restricted common stock as follows:

For the year ended December 31,	Shares of Restricted Common Stock
2015	250,000
2016	500,000
2017	250,000
1,000,000

The number of shares to be issued for each of 2015, 2016 and 2017 will be based upon the number of monitoring start packages of EUR 300 times the number of companies purchasing those packages from us that have been introduced to us by Credion. The value of this turnover will be translated into a number of shares of restricted stock based on the fair value valuation as at December 31 of the relevant time periods as defined in the table above, and maximized at the number of shares for the specific period payable on December 31, 2015, 2016 and 2017. For the three and nine months ended September 30, 2015, no monitoring start packages were sold under the agreement, as such, no shares have accrued or issued.

Advisory Services
As of September 18, 2014, the Company entered into an Advisory Agreement with Capital Markets Group LLC to provide investor and public relations services for a 12 month period for approximately $5,000 per month. The Company terminated the contract as of March 18, 2015 after 5 months, which was after the one month notice period.

Rental Agreement
As of January 1, 2014, the Company entered into a new rental agreement for its corporate offices in the Netherlands. Rent payments are $1,600 per month. The term of the rental agreement is two years and expires December 31, 2015. The annual commitment under this lease is approximately $19,000.

13- SUBSEQUENT EVENTS

On November 11, 2015, we entered into the First Amendment (the “Amendment”), effective as of August 31, 2015, to our July 1, 2015 Financial Public Relations Agreement (the “Agreement”) with Dynasty Wealth, LLC, (“Dynasty”) a Nevada limited liability corporation. Pursuant to the Agreement, we engaged Dynasty, on an independent contractor basis, to provide us with financial public relations services. The Agreement had an initial term that ran until August 31, 2015 and was subject to extension for up to three years thereafter upon the

13- SUBSEQUENT EVENTS (Continued)

achievement of certain milestones. Although the milestones were not achieved we agreed to extend the Agreement by signing the Amendment whereby we agreed upon new milestones.

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

We established our company as a Dutch leader in equity-based crowdfunding having funded 84 small and medium sized enterprises (“SME”) with over €10 million (approximately $11 million) in total funding volume since inception. Approximately $82,500 has been raised by loan crowdfunding, $85,000 was raised through our reward or donation based crowdfunding platform but the majority of the funding ($10.85 million) being funded through equity-based crowdfunding.

Symbid Coöperatie U.A. is the contractor for all of our crowdfunding business in the Netherlands. We do not own or have any interest in Symbid Coöperatie U.A. Symbid Coöperatie U.A is a variable interest entity (“VIE”) which we, through Symbid B.V., effectively control through corporate governance rather than through any ownership. Because we own no interest in Symbid Coöperatie U.A., we have no right to receive any distributions from Symbid Coöperatie U.A. The revenues to us from Symbid Coöperatie U.A. come from administrative, success and management fees paid to us by Symbid Coöperatie U.A. Because of the corporate governance control structure, we consolidate the financial statements of Symbid Coöperatie U.A. with our own. If we were to lose control of Symbid Coöperatie U.A. through a loss of our majority vote on the members’ counsel of Symbid Coöperatie U.A., we would not be able to continue to consolidate the financial results of Symbid Coöperatie U.A. and this would have a negative impact on our financial condition and results of operations. For the nine month period ended September 30, 2015 and 2014, approximately 86% and 100% of our revenues, respectively, were derived from Symbid Coöperatie U.A. For the three month periods ended September 30, 2015 and 2014, we had net losses of $632,293 and $750,020, respectively.

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

In August 2014 we incorporated in Germany our subsidiary Symbid Germany GmbH. We contributed capital of $7,749 to this subsidiary, which is currently an entity without operations. During 2015 Symbid Germany GmbH is expected to be capitalized, followed by an operational launch in the first quarter of 2016, however there can be no assurance this goal will be achieved.

Further to the planned European expansion of our equity crowdfunding operations, on February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi. Through Symbid Italia, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs can connect, fund and grow together and to digitalize financial services for Italian small and medium enterprises. Symbid Italia represents the first stage of the European rollout of our crowdfunding platform outside of The Netherlands. In connection with the formation of Symbid Italia, we paid $ 284,525 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest. The roles and rights of the founding shareholders in managing and developing Symbid Italia are set forth in a 5-year Subscription and Shareholders’ Agreement (the “Agreement”). Banca Sella is an Italian bank with experience in online marketing and the development of distribution channels and innovative banking services. Mr. Pichi is the founder of several technology companies and has extensive executive management experience. The Agreement contains a non-compete provision, restrictions on share transfers, rights of first offer and tag along rights. It also provides for us to provide Symbid Italia with an exclusive royalty free license to use our name and intellectual property in connection with the funding of Italian companies. It further provides for Banca Sella to provide banking services to Symbid Italia. We expect to be providing online funding services within 10 European countries by 2017.

Highlights

The following is a summary of our financial performance for the three month period ended September 30, 2015:

●	The Funding Network saw a funding volume of close to $400 million in its first 6 months of operations;

●	We added 1,819 new users to our community of now over 34,000 users;

●	We had a crowdfunding volume of EUR 1 million ($1.1 million), resulting in a total crowdfunding volume since inception of EUR 10 million at end of period;

●	We recorded revenues from registration fees and monitoring starting packages being sold.

Recent Developments and Trends

In June 2015, Loan Crowdfunding was launched, and in the beginning of July 2015 the first successful loan crowdfunding campaign was realized. The launch of this new peer-to-business lending service is intended to complement our existing Equity Crowdfunding service and support the development of our online funding platform for start-ups and small businesses, The Funding Network. Based on our existing crowdfunding technology, Loan Crowdfunding by Symbid will enable established businesses with at least 3 years of activity and positive cash flows to borrow money from a large group of investors, the “crowd”.

This new service will operate through a transaction-based model similar to our current Equity Crowdfunding service. There is a fixed 1% success fee upon the successful funding of a loan crowdfunding campaign, paid by the business, plus 1% per year of the loan immediately payable upon successful closing of the campaign. In addition, investors will be charged a flat 1% administration fee.

To operate the Loan crowdfunding Symbid Coöperatie UA obtained an exemption to mediate in redeemable funds from the Dutch Authority Financial Markets. Beginning on May 29, 2015 Symbid is regulated by the Dutch supervisors of the financial markets.

Results of Operations

The following tables set forth our condensed consolidated statements of income data:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Crowdfunding	$58,979	$50,889	$191,177	$201,034
Other	9,787	1,990	43,825	10,040
Total revenues	68,766	52,879	235,002	211,074
Operating expenses
Selling, general and administrative	363,900	456,689	1,202,668	1,037,469
Professional fees	226,533	234,981	565,996	638,560
Research and development costs	5,091	111,693	53,410	256,441
Depreciation and amortization	36,414	29,409	109,554	30,077
Total operating expenses	631,938	832,772	1,931,628	1,962,547
Operating loss	(563,172)	(779,893)	(1,696,626)	(1,751,473)
Other income (expense)
Interest expense	(69,121)	(3,568)	(74,401)	(11,387)
Fair value adjustment derivative liability – warrants	-	75,972	(7,791)	160,985
Government subsidy	-	-	-	10,963
Losses from equity method investments		(38,481)		(47,225)
Gain on sale of investment in Gambitious B.V.	-	-	11,504
Other income and expense	-	(4,050)	-	(20,183)
Total other income (expense)	(69,121)	29,873	(70,688)	93,153
Net loss	(632,293)	(750,020)	(1,767,314)	(1,658,320)

Net loss attributable to noncontrolling interests	(27,477)	(14,631)	(58,480)	(30,254)

Net loss attributable to Symbid Corp. stockholders	$(604,816)	$(735,389)	$(1,708,834)	$(1,628,066)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Weighted average number of shares outstanding
Basic and diluted	34,924,982	30,741,624	34,707,412	27,175,652

Crowdfunding Revenues

Crowdfunding Revenues were approximately $59,000 and $191,000 for the three and nine month periods ended September 30, 2015 as compared to approximately $51,000 and $201,000 for the three and nine month periods ended September 30, 2014. Revenues increased for the three month period ended September 30, 2015 by approximately $8,000 and decreased for the nine month period ended September 30, 2015 by approximately $10,000 compared to the prior year periods. The revenues are remaining at the same level compared to prior year periods, which is mainly attributable to the loan crowdfunding product not contributing significantly to the crowdfunding revenues in past periods. Equity crowdfunding revenues in the Netherlands remain at comparable levels compared to prior year periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the three month period ended September 30, 2015 by approximately $93,000 to approximately $364,000 compared to approximately $457,000 for the prior year period. The decrease is primarily attributable to the share based compensation for employees which has not been granted for the three month period in 2015. Selling, general and administrative expenses increased for the nine month period ended September 30, 2015 by approximately $166,000 to approximately $1,203,000 compared to approximately $1,037,000 for the prior year period. The increase is primarily attributable to the differences in the share based compensation for employees which has been accounted for in the comparative period in 2014. The Company continues to invest in its future expansion outside of the Netherlands and additional employees to support the Company’s information technology strategy.

We anticipate that selling, general, and administrative expenses will continue to increase as a percentage of revenue as a result of planned increases in headcount and investments in The Funding Network.

Professional Fees

Professional fees decreased for the three and nine month periods ended September 30, 2015 by approximately $8,000 and $73,000 to approximately $227,000 and $566,000 compared to approximately $235,000 and $639,000 for the prior year periods. The decrease is primarily attributable to the fact we make less use of external partners for professional services and thus were able to bring down the total costs for professional fees.

We anticipate professional fees will remain a substantial percentage of our operating costs in 2015. We anticipate incurring these costs in relation to the Company’s continued listing on the OTC markets and planned expansion of the Company’s The Funding Network to other European countries.

Research and Development

Research and development costs decreased for the three and nine month periods ended September 30, 2015 by approximately $117,000 and $203,000 to approximately $5,000 and $53,000 compared to approximately $112,000 and $256,000 for the prior year periods. The decrease is primarily attributable to the Company making less use of external parties for R&D, since we insourced these activities to pay-roll employees. These pay-roll expenses are included under SG&A.

Other Income and Expenses

During the three and nine month periods ended September 30, 2015, total other income decreased by approximately $99,000 and $164,000 to an expense of approximately $69,000 and $71,000 compared to an income of approximately $30,000 and $93,000 in the prior year periods. The decrease is primarily attributable to the issuance of convertible notes in the third quarter of 2015 and the related interest expenses.

Loss from Operations Before Noncontrolling Interests

We incurred net losses from operations of approximately $632,000 and $1,767,000 and $750,000 and $1,658,000, respectively, for the three and nine months ended September 30, 2015 and September 30, 2014. The decrease in comparable losses for the three month period ended September 30, 2015 was primarily due to the differences in the share ,based ,compensation for employees which has been accounted for in the comparative period in 2014, while there has been no grant of new share based compensation for the three month period ended September 30, 2015. The increase in comparable losses for the nine month period ended September 30, 2015 was primarily due to an increase in share based compensation paid in this year period compared to prior year period.

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

Our principal sources of liquidity have been cash generated from sales of our equity securities, cash generated from operations and proceeds from issuing notes.

At September 30, 2015, cash on hand was approximately $961,000, other current assets excluding cash were approximately $97,000 and we had working capital of approximately $712,000. At the same time, we had current liabilities of approximately $345,000, which consisted principally of accounts payable of approximately $122,000, accrued expenses of approximately $189,000 and current maturities of notes payable of approximately $34,000. At December 31, 2014, cash was approximately $233,000 and we had other current assets excluding cash of approximately $98,000. At the same time, we had current liabilities of approximately $788,000 which consisted principally of accounts payable of approximately $378,000, accrued expenses of approximately $292,000, a significant portion of which were attributable to services from suppliers which were settled in shares in the first quarter of 2015 and current maturities of notes payable of approximately $37,000. Our working capital deficit at December 31, 2014 was approximately $456,000. The improvement in our liquidity position at September 30, 2015 compared to December 31, 2014 is primarily attributable to the cash flow generated by financing activities.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $1,458,000 for the nine months ended September 30, 2015, as compared to net cash used of approximately $1,612,000 for the nine months ended September 30, 2014. The decrease in net cash used in operating activities was primarily due to the differences in changes to the accounts payable.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2015, we were provided with approximately $20,000 of cash from investing activities. In the prior year period ended September 30, 2014, we used approximately $61,000 of cash in investing activities. The cash provided from investing activities in the nine months ended September 30, 2015 was primarily from the sale of the Gambitious shareholding in February 2015. The cash used for investing activities in the nine months ended September 30, 2014 was primarily for investments in Gambitious and Kredietpaspoort.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2015 and 2014, cash flows from financing activities totaled approximately $2,207,000 and $1,349,000, respectively. Cash flows from financing activities for the nine months ended September 30, 2015 primarily relate to the received proceeds from an issuance of shares as well as the proceeds from an issuance of a convertible note for an amount of $1,500,000. Cash flows from financing activities for the nine months ended September 30, 2014 primarily relate to proceeds received in connection with closings of private placements partially offset by repayments of notes payable.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $6,504,000 as of September 30, 2015 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placement of common stock. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2015 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2015 our disclosure controls and procedures were not effective. During the quarter ended September 30, 2015, we increased the size of our Board of Directors from two to six members and appointed four new members fill the vacancies created thereby. However, our disclosure controls and procedures remain ineffective due to material weaknesses resulting from the fact that no member of our Board of Directors qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, controls were not designed and in place to insure that all required disclosures were originally addressed in our financial statements.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On July 14, 2015 and September 8, 2015, we issued $250,000 and $1,250,000, respectively, in principal amount of 8% unsecured convertible promissory notes (the “Notes”). See Item 5. Other Information for a more detailed description of the Notes. Such issuances were made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulations S under the Securities Act.

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

During the quarter ended September 30, 2015, we issued an aggregate of 46,000 shares of our restricted common stock to four non-employee advisors in connection with the vesting, as of June 30, 2015, of restricted stock units. The issuances were made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulation S under the Securities Act.

During the quarter ended September 30, 2015, we issued 118,992 shares of our restricted common stock to a consultant in connection with the settlement of €33,500 in fees due to the consultant as of March 31, 2015 for public relations services, such fees consisting of 134 service hours performed at an hourly rate of €250. The issuances were made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulation S under the Securities Act.

During the quarter ended September 30, 2015, we issued 36,271 shares of our restricted common stock to a consultant in connection with the settlement of €10,063 in fees due to the consultant for the period April 1, 2015 through June 30, 2015 for public relations services, such fees consisting of 40.25 services hours performed at an hourly rate of €250. The issuances were made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulation S under the Securities Act.

During the quarter ended September 30, 2015, we issued 7,500 shares of our restricted common stock to a consultant in connection with the settlement of €1,409 in fees due to the consultant as of June 30, 2015. The issuances were made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulation S under the Securities Act.

Effective July 14, 2015, we issued an aggregate of 760,000 shares of our restricted common stock to four persons in connection with their conversion as of July 14, 2015 of an aggregate of $190,000 in principal amount of our 8% unsecured convertible three year notes. The issuances were made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulation S under the Securities Act.

During the quarter ended September 30, 2015, we issued an aggregate of 292,000 shares of our restricted common stock to four employees in connection with the vesting as of June 30, 2015 of restricted stock units. The issuances were made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulation S under the Securities Act.

During the quarter ended September 30, 2015, we issued 60,000 shares of our restricted common stock pursuant to a July 1, 2015 Financial Public Relations Agreement. The issuances were made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering.

During the quarter ended September 30, 2015, we issued 74,991 shares of our restricted common stock pursuant to an April 1, 2015 Commercial Services Agreement which was amended as of August 1, 2015 for services rendered thereunder through August 1, 2015, which included 66,791 shares issued in lieu of a payment of €18,700 due thereunder. The issuances were made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulation S under the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Dynasty Wealth Agreement

On November 11, 2015, we entered into the First Amendment (the “Amendment”), effective as of August 31, 2015, to our July 1, 2015 Financial Public Relations Agreement (the “Agreement”) with Dynasty Wealth, LLC, (“Dynasty”) a Nevada limited liability corporation. The terms of the Agreement are described in detail in our Current Report on Form 8-K dated July 1, 2015, filed with the Securities and Exchange Commission on July 8, 2015, which Current Report is incorporated herein by reference. Pursuant to the Agreement, we engaged Dynasty, on an independent contractor basis, to provide us with financial public relations services. The Agreement had an initial term that ran until August 31, 2015 and was subject to extension for up to three years thereafter upon the achievement of certain milestones.

In the event that we achieved a Market Capitalization (as defined below) of $25 million or more by August 31, 2015 (the “Initial Term Market Capitalization Metric”), the Agreement was to be automatically extended to June 1, 2016. We did not achieve the Initial Term Market Capitalization Metric as of August 31, 2015. However, Dynasty continued to provide us with financial public relations services subsequent to August 31, 2015. We subsequently agreed with Dynasty to extend the date for satisfaction of the Initial Term Capitalization Metric from August 31, 2015 to December 31, 2015 and to give the Amendment retroactive effect to August 31, 2015. The Amendment further provides for the $10,000 monthly consulting fee payable under the Agreement for the period September 1, 2015 through December 31, 2015 to be paid in restricted shares of our common stock with a valuation based on the 20 day volume weighted average price for our common stock during the 20 day period ending December 31, 2015. We also pushed back the deadline for achieving a Market Capitalization of $67.5 million or more from December 31, 2015 until March 31, 2016.

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

All other terms of the Agreement continue with full force and effect.

8% Unsecured Notes

On July 14, 2015 and September 8, 2015, we closed on the sale of $250,000 and $1,250,000, respectively, in principal amount of 8% unsecured convertible promissory notes (the “Notes”). Subject to earlier prepayment or conversion, the Notes mature three years from issuance. Interest is payable on the first, second and third anniversaries of the issuance date. We can prepay the Notes at a 10% premium above the amount of interest and principal their due. At any time after issuance, the holders may, at their option, convert all or a portion of the principal and interest then due into shares of common stock at a price of $0.25 per share. On July 14, 2015, we received conversion notices from four persons holding an aggregate of $190,000 in principal amount of Notes of their determination to convert all of such principal into an aggregate of 760,000 shares and subsequently issued such shares.

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

Note subscribers were given pre-emptive rights for a period of three years with respect to all Company financings involving the sale of our common stock or other Company securities which are exercisable for, exchangeable for, or convertible into, shares of our common stock. The pre-emptive rights provide each subscriber with the right to make a cash investment in each Company financing commenced during such three year term upon the same terms and conditions as other investors in such financing, in each instance, up to such amount as is necessary to enable the subscriber to maintain their pro-rata ownership percentage interest in the Company resulting solely from the subscriber’s participation in the note offering. In the case of a subscriber that has yet to convert their note, the presumed note conversion rate will be $0.25 per share and such subscriber will be deemed to own the number of shares of Company common stock issuable against the then outstanding amount of principal and accrued interest then due on their note. Company financings do not include securities issued under Company equity incentive or similar plans, issuances of non-convertible debt securities, securities issued for services, or securities issued in mergers, acquisitions or similar business combination transactions.

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

Increase in Management Remuneration

Effective November 1, 2015 we determined to raise the base annual salary that we are paying to each of Korstian Zandvliet (CEO), Maarten van der Sanden (CFO/COO), Robin Slakhorst (CCO), Rick Buitenman (CTO) and Jeroen Bontje  (CMO) to EUR 57,000 (approximately $63,600 based on the Euro to US Dollar conversion rate as of November 1, 2015).

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

The following exhibits are included as part of this report:

Exhibit Number	Description of Exhibit
4.1	Form of 2015 8% Convertible Promissory Note of Registrant
10.1	Amendment No. 1 dated Novemeber 11, 2015 and effective as of August 31, 2015 to the Financial Public Relations Agreement made as of July 1, 2015, by and between Registrant and Dynsaty Wealth, LLC.
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

SYMBID CORP.

November 12, 2015	By:	/s/ Korstiaan Zandvliet
Korstiaan Zandvliet, Chief Executive Officer

SYMBID CORP.

November 12, 2015	By:	/s/ Maarten van der Sanden
Maarten van der Sanden, Chief Financial Officer