Form 10-K
period 2015-12-31
SYMBID CORP.
filed 2016-03-25
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of June 30, 2015, there were 34,924,982 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding.  Of these, 26,982,786 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates on June 30, 2015 was 5,666,385 upon a closing price of $0.21 per share on June 30, 2015.

As of March 18, 2016, there were 36,909,472 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Current Report contains forward-looking statements, including, without limitation, in the sections captioned “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” and elsewhere.  Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements.  However, not all forward-looking statements may contain one or more of these identifying terms.  Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

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

Since 2011, we have been a Dutch leader in equity-based crowdfunding having funded 100 small and medium sized enterprises (“SME”) with over €9.5 million (approximately $10.45 million) in total crowdfunding volume since inception. As of December 31, 2015 we had a community of approximately 36,525 active investors.

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

Symbid Coöperatie U.A. is the contractor for all of our crowdfunding business in the Netherlands. We do not own or have any interest in Symbid Coöperatie U.A. Symbid Coöperatie U.A is a variable interest entity (“VIE”) which we, through Symbid B.V., effectively control through corporate governance rather than through any ownership. Because we own no interest in Symbid Coöperatie U.A., we have no right to receive any distributions from Symbid Coöperatie U.A. The revenues to us from Symbid Coöperatie U.A. come from administrative, success and management fees paid to us by Symbid Coöperatie U.A. Because of the corporate governance control structure, we consolidate the financial statements of Symbid Coöperatie U.A. with our own. If we were to lose control of Symbid Coöperatie U.A. through a loss of our majority vote on the members’ counsel of Symbid Coöperatie U.A., we would not be able to continue to consolidate the financial results of Symbid Coöperatie U.A. and this would have a negative impact on our financial condition and results of operations. For the fiscal years ended December 31, 2015 and 2014, approximately 80% and 96.8% of our revenues, respectively, were derived from Symbid Coöperatie U.A. For the years ended December 31, 2015 and December 31, 2014 we had net losses of $2,299,275 and $2,821,794, respectively.

In August 2014 we incorporated in Germany our indirect, majority owned, subsidiary Symbid Germany GmbH. We contributed capital of $7,749 to this subsidiary, which is currently an entity without operations. Symbid Germany GmbH is expected to be capitalized, followed by an operational launch in 2016 although there can be no assurance given that this goal will be achieved.

Further to the planned European expansion of our equity crowdfunding operations, on February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi. Through Symbid Italia, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs can connect, fund and grow together and to digitalize financial services for Italian small and medium enterprises. The launch of the crowdfunding operations is expected in the second quarter of 2016. Symbid Italia represents the first stage of the European rollout of our crowdfunding platform outside of The Netherlands. In connection with the formation of Symbid Italia, we paid $ 284,525 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest. The roles and rights of the founding shareholders in managing and developing Symbid Italia are set forth in a 5-year Subscription and Shareholders’ Agreement (the “Agreement”). Banca Sella is an Italian bank with experience in online marketing and the development of distribution channels and innovative banking services. Mr. Pichi is the founder of several technology companies and has extensive executive management experience. The Agreement contains a non-compete provision, restrictions on share transfers, rights of first offer and tag along rights. It also provides for us to provide Symbid Italia with an exclusive royalty free license to use our name and intellectual property in connection with the funding of Italian companies. It further provides for Banca Sella to provide banking services to Symbid Italia.

In June 2015, our loan crowdfunding program was launched, and in the beginning of July 2015 our first successful loan crowdfunding campaign was realized. The launch of this peer-to-business lending service complements our existing equity crowdfunding service and supports the development of our online funding platform for start-ups and small businesses, The Funding Network. Based on our existing crowdfunding technology, loan crowdfunding by Symbid will enable established businesses with at least 3 years of activity and positive cash flows to borrow money from a large group of investors, the “crowd”.

This service operates through a transaction-based model similar to our current equity crowdfunding service. There is a fixed 1% success fee upon the successful funding of a loan crowdfunding campaign, paid by the business, plus 1% per year for the term of the loan immediately payable upon successful closing of the campaign. In addition, investors are be charged a flat 1% administration fee.

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

As the result of the Share Exchange, we are engaged in the business of creating and operating online, equity based crowdfunding platforms, through our wholly owned subsidiary, Symbid Holding B.V. In 2015, we expanded our operations to include an online platform for SME funding, connecting new and traditional sources of finance in one integrated network built around our technology.

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

On January 28, 2015, we completed the initial closing under a private placement offering in which we offered shares of our common stock at a purchase price of $0.50 per share. In connection therewith, we sold 1,248,232 shares for aggregate proceeds of $624,116. Effective June 30, 2015, we sold an additional 200,000 shares for aggregate proceeds of $100,000 and completed the offering.

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

Although Symbid Holding B.V., Symbid B.V. and their subsidiaries maintain their books and records in their functional currency, the Euro (“EUR” or “€”), the currency of The Netherlands, for financial reporting purposes Symbid Corp. uses the United States dollar (“U.S. dollars,” “USD” or “$”). For purposes of describing metrics or certain business related numbers in the Business description or MD&A Section an exchange rate of $1.1101 for €1 as of December 31, 2015 has been applied.

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

At the closing of the Share Exchange, an aggregate of 11,400,000 shares of our Common Stock were issued to the holders of Symbid Holding B.V.’s common stock and 9,770,000 shares of our Common Stock were delivered in escrow, 600,000 of which were being held in escrow in accordance with the indemnification provisions of the Share Exchange Agreement and are in the process of being released. The remaining 9,170,000 shares in escrow were being held in connection with Symbid’s prospective acquisitions of additional interests in Gambitious B.V. and Equidam Holding B.V. On June 6, 2014 we determined not to proceed with the purchase of additional shares in Gambitious B.V. As a consequence thereof, 5,000,000 of the 9,170,000 shares, representing the shares which had been allocated to the prospective purchase of additional shares of Gambitious B.V. were returned from escrow and subsequently cancelled. An additional 300,000 shares allocated to our existing ownership interest in Gambitious B.V. at the time of the Share Exchange were similarly returned from escrow and subsequently cancelled due to the reduction in our indirect ownership interest in Gambitious B.V. from 18% to 12%. 600,000 of the shares of our common stock delivered into escrow and allocated to our existing ownership in Gambitious B.V. were distributed to the former shareholders of Symbid Holding B.V., subject to a 5% hold back to further secure the indemnification obligations of the former Symbid Holding B.V. shareholders under the Share Exchange Agreement. The 5% hold back shares are in the process of being released from escrow.

On September 2, 2014 we determined not to proceed with the purchase of additional shares of Equidam Holding B.V. We presently hold an approximately 7% ownership interest in Equidam Holding B.V. Until August 2014, we held a 9% ownership interest in Equidam Holding B.V., which was diluted in connection with an equity financing by Equidam Holding B.V. in which we determined not to participate.  As a consequence of the foregoing, the 3,000,000 shares of our common stock allocated to the prospective purchase of additional shares of Equidam Holding B.V. delivered into escrow were returned to us and cancelled.  270,000 of the shares of our common stock delivered into escrow and allocated to our existing ownership interest in Equidam Holding B.V. were distributed to the former shareholders of Symbid Holding B.V., subject to a 5% holdback to further secure the indemnification obligations of the former Symbid Holding B.V. shareholders under the Share Exchange Agreement. The 5% hold back shares are in the process of being released from escrow.

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

In connection with the Share Exchange, the parties took all actions necessary to ensure that the Share Exchange was treated as a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended.

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

Registration Rights

In connection with the private placement offering, we entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which we filed a registration statement on Form S-1 with the SEC covering (a) the shares of common stock issued in the private placement offering, and (b) the shares of common stock issuable upon exercise of the private placement offering warrants (but not including the shares of common stock underlying the private placement offering placement agent warrants) (the “Registration Statement”). The Registration Statement was declared effective on July 11, 2014. We filed a post-effective amendment to the Registration Statement which was declared effective on May 8, 2015.

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

2013 Equity Incentive Plan

Before the Share Exchange, our Board of Directors adopted, and our stockholders approved, our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of our Common Stock to officers, key employees, consultants and directors. For a description of the awards made under the 2013 Plan, see “Securities Authorized for Issuance under Equity Compensation Plans”.

Departure and Appointment of Directors and Officers

Our Board of Directors currently consists of six members. On December 6, 2013, Noah Levinson, our sole director before the Share Exchange, resigned his position as a director, and Korstiaan Zandvliet and Robin Slakhorst were appointed to the Board of Directors. On July 15, 2015, we appointed Hendrik Kasteel, Michael Buitelaar, Jérõme Koelewijn and Vincent Lui to the Board of Directors.

Also on December 6, 2013, Mr. Levinson, our President, Secretary, Treasurer and sole officer before the Share Exchange, resigned from these positions, and Korstiaan Zandvliet was appointed as our Chief Executive Officer and President, Maarten van der Sanden was appointed as our Chief Financial Officer, Chief Operating Officer and Treasurer and Robin Slakhorst was appointed as our Secretary and Chief Commercial Officer. On April 15, 2014 Maarten van der Sanden resigned as our Chief Financial Officer and Treasurer and Philip J. Cooke was appointed to fill these vacated positions. Effective November 14, 2014, Philip J. Cooke resigned as our Chief Financial Officer and Treasurer. Effective March 16, 2015, Maarten van der Sanden was appointed as our Chief Financial Officer and Treasurer on an interim basis. Effective November 16, 2015, Maarten van der Sanden resigned as our Chief Financial Officer and Treasurer and Dick Kooij was appointed to the vacated Chief Financial Officer and Treasurer positions. On the same date, Robin Slakhorst resigned as our Secretary and Maarten van der Sanden was appointed to the vacated Secretary position. On November 16, 2015, we also appointed Robin Slakhorst as a Vice President.  See “Management – Directors and Executive Officers” for information about our directors and executive officers.

Lock-up Agreements and Other Restrictions

In connection with the December 6, 2013 Share Exchange, each of our then executive officers and directors and each person holding 10% or more of our common stock after giving effect to the Share Exchange, the Split-Off and the private placement offering (the “Restricted Holders”), holding at that date in the aggregate 11,832,892 shares of our common stock, entered into agreements (the “Lock-Up and No Shorting Agreements”), whereby they were restricted for a period of 24 months after the Share Exchange from certain sales or dispositions of our common stock held by them immediately after the Share Exchange, except in certain limited circumstances (the “Lock-Up”). All of the Lock-Ups expired on December 5, 2015.

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

As consideration for Credion’s obligations under the Agreement, we issued 1,500,000 shares of our restricted common stock to Credion following execution of the Agreement. For the period January 1, 2015 through December 31, 2017, we are required to issue up to an additional 1,000,000 shares of our restricted common stock to Credion, up to 250,000 of which shares are payable as at December 31, 2015 for the period January 1, 2015 through December 31, 2015, up to 500,000 of which shares are payable as at December 31, 2016 for the period January 1, 2016 through December 31, 2016 and up to 250,000 of which shares are payable as at December 31, 2017 for the period January 1, 2017 through December 31, 2017. The number of shares to be issued for each of 2015, 2016 and 2017 will be based upon the number of monitoring start packages of €300 times the number of companies purchasing those packages from us that have been introduced to us by Credion. During 2015 no monitoring start packages were sold to customers of Credion and no shares were payable as at December 31, 2015.

SME entrepreneurs will be charged a success fee equal to 5% of the amount raised from the direct online funding platform, 20% of which will be payable to Credion if the SME was introduced to Symbid by Credion. For private placements with SME entrepreneurs introduced by us, SME entrepreneurs will be charged a success fee of €250. If the entrepreneur has been introduced through the Credion network, no success fee will be charged on the private placement.

Dynasty Wealth Agreement

On July 1, 2015, (the “Effective Date”) we entered into a Financial Public Relations Agreement (the “Agreement”) with Dynasty Wealth, LLC, (“Dynasty”) a Nevada limited liability corporation, pursuant to which we engaged Dynasty, on an independent contractor basis, to provide us with financial public relations services. Such services included disseminating public information about us, communicating on our behalf with the investment community,  conducting conference calls and arranging meetings on our behalf with prospective investors and other  investment professionals, facilitating the production of research reports about us, reviewing proposed press releases and public presentations, and providing general investor relations services. The agreement had an initial term that ran until August 31, 2015 and was subject to extension for up to three years thereafter upon the achievement of certain milestones.

As compensation for the services to be rendered by Dynasty, we paid consulting fees to Dynasty at the rate of $10,000 per month due and payable on the last day of every month. We could elect to pay such consulting fees to Dynasty in cash or common stock or a combination thereof. For payments made in stock, our shares were to be valued based upon the 20 day volume weighted average trading price for our common stock at the time of the election. Notwithstanding the forgoing, the consulting fee for the initial term was paid in the form of 60,000 shares of our common stock.

As additional compensation to Dynasty for services rendered pursuant to the Agreement, we agreed to issue to Dynasty up to one million six hundred thousand (1,600,000) warrants to purchase shares of our common stock at a price of $0.50 per share. The issuance of the warrants was tied to the satisfaction of certain performance metrics involving market capitalization. The performance metrics were not satisfied and none of the warrants were issued.

The Agreement had a minimum term of two months (the “Initial Term”) and a maximum term of thirty-eight months. In the event that we achieved a Market Capitalization (as defined below) of $25 million or more by the end of the Initial Term (the “Initial Term Market Capitalization Metric”), the Agreement was to be automatically extended to June 1, 2016 and 20,000 warrants were to be issued to Dynasty. If we did not satisfy the Initial Term Market Capitalization Metric, the Agreement was to automatically terminate at the end of the Initial Term.

The Agreement was to be automatically extended to June 1, 2017 and 170,000 warrants were to be issued to Dynasty in the event that we achieved a Market Capitalization of $67.5 million or more during or before the term ending December 31, 2015.

The Agreement was to be automatically extended to June 1, 2018 and 610,000 warrants were to be issued to Dynasty in the event that we achieved a Market Capitalization of $125 million or more during or before the term ending December 31, 2016.

The Agreement was to be automatically extended to August 31, 2018 and 800,000 warrants were to be issued to Dynasty in the event that we achieved a Market Capitalization of $225 million or more during or before the term ending December 31, 2017.

Market Capitalization of the Company was defined for the purposes of the Agreement to be the prior thirty calendar day weighted average daily price for our common stock multiplied by the fully diluted number of shares outstanding, including all instruments convertible into common stock at or below a strike price equal to the prior thirty calendar day average daily price of the common stock.  The relevant Market Capitalization objective needed to be achieved for a minimum average of 30 calendar days at any time during the term of the Agreement.

Unless extended by both parties in writing, the Agreement was to automatically terminate in the event that Dynasty did not timely meet the performance requirements described above. In the event the Agreement was terminated, Dynasty was to cease rendering services to us as of the effective date of termination, and we were required to pay Dynasty to the extent not previously paid, any cash fees for the services performed through the date of termination and any additional compensation fees that had been earned pursuant to the achievement of the performance metrics prior to the date of termination.

On November 11, 2015, we entered into the First Amendment (the “Amendment”), effective as of August 31, 2015, to the Agreement with Dynasty. We did not achieve the Initial Term Market Capitalization Metric as of August 31, 2015. However, Dynasty continued to provide us with financial public relations services subsequent to August 31, 2015. We subsequently agreed with Dynasty to extend the date for satisfaction of the Initial Term Capitalization Metric from August 31, 2015 to December 31, 2015 and to give the Amendment retroactive effect to August 31, 2015. The Amendment further provided for the $10,000 monthly consulting fee payable under the Agreement for the period September 1, 2015 through December 31, 2015 to be paid in restricted shares of our common stock with a valuation based on the 20 day volume weighted average price for our common stock during the 20 day period ending December 31, 2015.  We also pushed back the deadline for achieving a Market Capitalization of $67.5 million or more from December 31, 2015 until March 31, 2016.

All other terms of the Agreement continued with full force and effect.

The Initial Term Capitalization Metric was not satisfied as of December 31, 2015 and the Agreement was terminated as of such date.

The Initial term has been paid in shares. Payments in shares for the period from September 1, 2015 to December 31, 2015 are included in the accrued expenses as of December 31, 2015.

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

It is Symbid Coöperatie U.A.’s status as a VIE that allows Symbid B.V. to consolidate the financial statements of Symbid Coöperatie U.A. as if Symbid Coöperatie U.A. were a subsidiary of Symbid B.V. If Symbid B.V. were no longer able to maintain effective control over Symbid Coöperatie U.A., it would no longer be able to consolidate Symbid Coöperatie U.A.’s financial results with its own. As of December 31, 2015, Symbid B.V.’s fiscal year end, approximately 80% of Symbid B.V.’s revenues were derived from the VIE. We rely on the administrative, success and management fees paid by Symbid Coöperatie U.A. to Symbid B.V. For the year ended December 31, 2014, these fees totaled: Administrative - $95,231, Success - $186,949 and Management - $5,346. For the year ended December 31, 2015, these fees totaled: Administrative - $62,632, Success - $219,523 and Management - $0. For the years ended December 31, 2015 and 2014 Symbid Coöperatie U.A. recognized other income derived from government grants totaling $0 and $5,000, respectively.

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

On Symbid’s website, an investor sees his (or her) e-money in the investor’s account in a digital wallet, an electronic device that allows an individual to make electronic purchases, payments and, in Symbid’s case, investments. Symbid Coöperatie U.A. charges investors an administration fee of 1% (1.21% including VAT) of investment funds deposited into an electronic wallet.  Investors can invest in a proposition with a minimum investment of € 20 ($22) up to a maximum of € 20,000 ($22,000) and each business proposition can be funded up to a maximum of € 2.5 million ($2.75 million).

Until a particular business proposition’s Target Funding is reached, an investor can freely withdraw his (or her) investment from one proposition and invest it in another proposition. However, when the Target Funding is reached, investments are fixed and can no longer be withdrawn.  Withdrawn funds are returned to an investor’s electronic wallet and any e-money remaining in an electronic wallet can either be invested in other business propositions on the Symbid platform or redeemed from Intersolve and returned to an investor’s personal bank account. Until December 1, 2014, Intersolve charged investors a flat fee of € 20 ($22) for redemption. For each redemption requested after December 1, 2014, Symbid has been charged €15 ($16.5). This should be seen as a service from Symbid to their investors in order to make it as easy as possible for money transactions to be processed on the platform.

When a proposition is fully funded, that is, the Target Funding is reached, all investors are gathered into one single purpose investment vehicle, a Dutch limited liability cooperative which operates independent of Symbid Coöperatie U.A. The entrepreneur being funded is a member of the cooperative as the entrepreneur is required to make the minimum contribution to the cooperative associated with its proposition, or € 20 (approximately $22). The entrepreneur’s voting rights as an investor for its equity investment are the same as other investors within the cooperative, commensurate with its pro rata investment in the cooperative. Each membership interest, whether it is the membership of the entrepreneur or an investor, shares the same voting rights. Subsequently, that entity buys, with the Target Funding, a predetermined number of shares in the equity capital of the entrepreneur’s existing or newly established legal entity. This process occurs online. The cooperative has the same level of rights in the entrepreneur’s business as a direct equity investor commensurate with its ownership percentage in the target company; however, the voting interests are exercised through the directors of the cooperative elected by members of the cooperative.

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

The lack of access to capital for SMEs has also been recognized in the United States where the Jumpstart Our Business Startups Act (JOBS Act) was enacted into law in April 2012. The JOBS Act is intended to encourage the funding of small businesses located in the United States by easing various federal and state securities regulations. It is expected that once the SEC promulgates regulations required under the JOBS Act, entrepreneurs will be able to engage an online crowd of investors through equity crowdfunding. Title II went into effect on September 23, 2013. Title III rulings enabling the general solicitation of unaccredited investors, thereby effectively legalizing equity crowdfunding in the U.S. as is already the case in most European countries, went into effect on January 29, 2016.

In any case, more than 80% of all private companies do not have access to a structured and affordable (alternative) capital ‘market’ other than banks. The alternative finance industry in Europe grew by 144% to almost €3 billion in 2014, and is expected to have more than doubled in size in 2015. Across Europe, there are now over 300 platforms active in the alternative finance sector. The ‘equity gap’ facing European SMEs is waiting to be filled by a centralized platform for alternative finance with standardized data protocols.  If rejected for a bank loan, as 30% of early-stage SMEs were in the European Union in 2014, entrepreneurs can struggle to navigate the emerging alternative finance market. With each platform focusing on one type of finance, for example peer-to-peer lending or equity crowdfunding, a capital search is a costly and time-consuming process for entrepreneurs. The lack of standardized SME financial data, plus the sometimes limited financial skills of entrepreneurs, creates a mismatch between small business and investors. Furthermore, there are currently no platforms which offer both alternative financing and traditional financing options, such as bank loans.

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

SHARE: The standardized funding request can be shared with a variety of institutional investors, and a network of over 36,000 private (crowdfunding) investors, who can invest from as little as € 20 ($22). Deals can be shared publically (open) or privately (closed).

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

Symbid’s Product/Service Portfolio

Crowdfunding

We began our operations in April 2011 as one of the first equity based crowdfunding platforms worldwide, enabling access to capital for entrepreneurs through the offering of securities to the public over the internet. The security based or equity based crowdfunding model, however, is not the only crowdfunding model and, currently, the following two models can be identified:

●	Equity based: crowdfunding for financial return through revenue and profit sharing; and

●	Lending based: crowdfunding for financial return through interest on a loan.

By the launch of The Funding Network in 2015 the Company decided to not proceed with the reward based model and focus on SME financing through debt or equity.

Online Funding

Monitoring Services

We offer our monitoring technology as part of The Funding Network™ and as a standalone product for business partners. The technology provides insights for investors and entrepreneurs with the periodical financial results of a portfolio of companies. This monitoring product is being used to co-develop the optimal KPI representation together with launching partner Credion, a financial advisory firm in the Netherlands. The product is an online application fully integrated into The Funding Network™ by Symbid, handling XBRL (eXtensible Business Reporting Language) data in order to calculate KPIs and inform users of the key performance trends of a particular business. Entrepreneurs connecting to The Funding Network™ register to have their company’s data monitored and encourage their investors to subscribe to their company’s monitoring portal access. The product was conceived with its target user being an investor, but will also be marketed to entrepreneurs focused on assessing and improving the performance of their own business.

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

As a launching customer, Credion has almost 100 Dutch franchise partners that use a single workflow system with separate logins per franchise (with multiple users). Credion will add this monitoring service to its franchise service portfolio via a request form at the end of their SME funding workflow. All franchises have access to the Credion national investor (SLA partner) database, but have their own private (SME) client base. In this monitoring system, Symbid has to have the role of administrator, while franchises cannot see which company is a client of which franchise. They however may see which companies are available for monitoring, or which Credion SLA partner has a subscription on which company monitoring portal access.

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

Strategic Product Roll Out

We have been offering our equity based crowdfunding platform in The Netherlands since April 2011. Since May 2012 that platform has been available to European investors. We launched a loan based crowdfunding platform model during the second quarter of 2015.

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

According to Massolution (Crowdsourcing.org), an organization which conducts ongoing research into the growth of the crowdfunding market worldwide, the global crowdfunding industry was worth $4.8 billion in 2013, reportedly doubled in size in 2014, and have experienced similar growth levels in 2015, exceeding $10 billion. Reward- and loan-based crowdfunding (peer-to-peer lending) currently account for approximately 80% of this industry, but equity crowdfunding is expected to enlarge its market share in the short- to mid-term future. The passing of certain sections of the JOBS Act enabling general solicitation to non-accredited investors in the U.S. is expected to accelerate this trend.

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

The overall European alternative industry has grown beyond €7b in 2015 if the market fundamentals remain sound and growth continues apace. In 2014, €201m of early-stage, growth and working capital funding was provided to European SMEs and start-ups by alternative finance platforms. The volume of online alternative business funding has been growing steadily at around 75% year on year, and the estimated number of start-ups and SMEs funded through online alternative finance platforms has been growing at an even faster average rate of 133% over the last three years to around 5,801 SMEs or start-ups in 2014. The significant growth in the European alternative finance market has been attributed to an increase in the number of institutional investors participating in alternative finance, particularly in the U.K.

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

We are currently not active in the US market. 80% of the total funding volume on our crowdfunding platform has originated from the Dutch home market, serving currently only Dutch companies. An additional 20% of our total platform funding volume is derived from investors in other countries. None of our platform funding has come from the United States.

The Symbid Business Model

Our business is intended to facilitate the full funding process for SMEs from prospective creation through and including, the monitoring process. We expect that our business will lead to revenue generation from the following sources:

Create process related revenues

●
Application fees – $385 for every entrepreneur applying for funding through our online funding network, with part of such fee being utilized to purchase advisory services from Credion in its capacity as a preferred supplier

Matchmaking related revenues

Public Funding

●	Transaction fees – For every payment transaction to a Symbid wallet or investment in an investment proposition, a fee of 1% is charged to the investor (1.21% including VAT).

●	Success fee – When reaching a funding target, 5% (exclusive of VAT) of the target capital is charged to the target company.

Private funding

●	Placement fee – When reaching a funding target, a variable success fee is being charged to that target company.

Monitoring related revenues

●
Monitoring fees - Each financier will pay us a monthly fee of $10 (exclusive of VAT) for one monitoring portal access. Entrepreneurs will be charged a fee of $330 (exclusive VAT) for a monitoring start package which includes three portal accesses for the period of one year.

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

On June 6, 2014 we determined not to proceed with the purchase of additional shares of Gambitious B.V. As a consequence thereof, the 5,000,000 shares of our common stock allocated to the prospective purchase of additional shares of Gambitious B.V. delivered into escrow in connection with the December 6, 2013 Share Exchange Agreement with Symbid Holding B.V. and the shareholders of Symbid Holding B.V. were returned to us and cancelled.  600,000 of the shares of our common stock allocated to our 12% ownership interest in Gambitious B.V. were distributed to the shareholders of Symbid Holding B.V., subject to a 5% holdback to further secure the indemnification obligations of the Symbid Holding B.V. shareholders under the Share Exchange Agreement. The hold back shares are in the process of being released from escrow. In recognition of the February and May 2014 sales by us of shares in Gambitious B.V. to third parties reducing our indirect ownership interest in Gambitious B.V. from 18% to 12%. 300,000 shares of our common stock held in escrow allocated to the sold off interests were also returned to us and cancelled.

On June 6, 2014 we also entered into an Extension Agreement with Equidam Holding B.V. pursuant to which we were granted the right, for an additional 3 months, through September 9, 2014, to negotiate the purchase of additional shares of Equidam Holding B.V. During the summer of 2014 Equidam attracted an additional round of funding from private investors, being able to self-sustain until the end of 2015. After intensive discussions between the management teams of Equidam and Symbid in September 2014 it has been decided a stand-alone strategy could be of best interest for both parties. As a consequence thereof, the 3,000,000 shares of our common stock allocated to the prospective purchase of additional shares of Equidam Holding B.V. delivered into escrow in connection with the December 6, 2013 Share Exchange Agreement with Symbid Holding, B.V. and the shareholders of Symbid Holding B.V. were returned to us and cancelled. 270,000 of the shares of our common stock allocated to our 9% ownership interest in Gambitious B.V. were distributed to the shareholders of Symbid Holding B.V., subject to a 5% holdback to further secure the indemnification obligations of the Symbid Holding, B.V. shareholders under the Share Exchange Agreement. The hold back shares are in the process of being released from escrow,

Equidam Holding B.V. is one of the first crowdfunding service providers worldwide. Organized as an in-house project of Symbid, Equidam Holding B.V. raised its seed funding on the Symbid crowdfunding platform and became a Symbid spin-out in early 2013. Started as an online valuation tool for small private companies, Equidam Holding B.V. now also offers monitoring services to investors on the Symbid platform.  In addition to Equidam Holding B.V.’s relationship with Symbid, this company has entered partnerships with a number of European crowdfunding platforms to provide its services to these platforms as well.

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

There are several different forms of crowdfunding. The main categories are:

●	Donation-based crowdfunding: donations made online to a specific project or cause without the prospect of any return;

●	Pre-sales (reward-based) crowdfunding: donations made online to a specific project or cause with the prospect of a return in the form of a product or service, when the project is successful;

●
Debt/loan crowdfunding (peer-to-peer and peer-to-business lending): investments made online in a specific loan proposal (business as well as private) with the prospect of a return in the form of interest and repayment of the initial debt;

●	Equity crowdfunding: investments made online in specific investment proposals with the prospect of a return in the form of dividends and value growth.

Globally, more than 3,000 crowdfunding platforms are currently active in the marketplace. However, the majority of these platforms are involved in donation- or reward-based (pre-sales) crowdfunding. The low barriers to entry in this sector allow many vendors to establish crowdfunding platforms, but, typically, their scope is limited to a specific geography or nice industry, such as books or movies. Research firm Massolution, in its “Crowdfunding Industry Report 2013,” estimated that the global market size of crowdfunding in 2012 was $2.7 billion. The same crowdfunding research firm, Massolution, estimated that the global crowdfunding industry was worth $4.8 billion in 2013, reportedly doubled in size in 2014, and have experienced similar growth levels in 2015, exceeding $10 billion. Many of the existing crowdfunding platforms struggle in this growth environment with respect to their ability to professionalize their systems and legal frameworks and otherwise manage their growth. Reward- and loan-based crowdfunding (e.g. peer-to-peer lending) currently account for approximately 80% of this industry, but equity crowdfunding is expected to rapidly enlarge its market share in the short- to mid-term future.

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

The SEC has, as of October 30, 2015, adopted final regulations permitting private companies to sell and trade securities via crowdfunding under the mandate of the JOBS Act. The section of the JOBS Act enabling non-accredited investors to participate fully in the equity crowdfunding market - Title III - is expected to be implemented as of May 16, 2016. The full implementation of Title III of the JOBS Act is expected to have significant implications for U.S. start-ups & non-accredited investors alike, essentially enabling citizens of the U.S. to invest in start-ups. This in turn is expected to result in rapid growth for the U.S. equity crowdfunding industry. Any future entry of Symbid into the U.S. equity crowdfunding market once Title III is implemented will have to comply with all SEC regulations as they have been adopted by the SEC.

The alternative finance industry in Europe grew by 144% to almost €3 billion in 2014, and has more than doubled in size in 2015. Across Europe, there are now over 300 platforms active in the alternative finance sector. The “equity gap” facing European SMEs is waiting to be filled by a centralized platform for alternative finance with standardized data protocols. If rejected for a bank loan, as 30% of early-stage SMEs were in the European Union in 2014, entrepreneurs can struggle to navigate the emerging alternative finance market. With each platform focusing on one type of finance, for example peer-to-peer lending or equity crowdfunding, a capital search is a costly and time-consuming process for entrepreneurs. The lack of standardized SME financial data, plus the sometimes limited financial skills of entrepreneurs, creates a mismatch between small business and investors. Furthermore, there are currently no platforms which offer both alternative financing and traditional financing options, such as bank loans.

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

Employees

As of March 3, 2016 we had 25 employees involved through contractual relationships with the Company. Our contractual relationships with employees consist of management agreements, service agreements, employee agreements and internship agreements. We have never experienced a work stoppage and believe our relationship with our employees is good.

Description of Properties

Our principal executive offices are located at Marconistraat 16, 3029 AK Rotterdam, The Netherlands, where we occupy approximately 1,075 square feet (100 square meters). We have signed a two-year lease for this space effective as of January 1, 2014 under which we pay monthly rent of €1,700 (approximately US$1,900). After the expiration of the two-year lease agreement, we are currently leasing this property on a monthly basis. Also our offices in Amsterdam are being rented on a month-by-month basis for a monthly rent of €1,700 (approximately $1,900).

Regulatory Framework

During the development of the Symbid crowdfunding platform in 2010, we were in close contact with the Authority Financial Markets in The Netherlands (the “AFM”) to discuss the Symbid crowdfunding model, the structure of our crowdfunding platform and its relationship to the Dutch regulatory framework. In our correspondence with the AFM, we primarily focused on the equity based crowdfunding model rather than the pledge or donation based models which do not implicate securities law considerations. In an email correspondence to Symbid, the AFM acknowledged that, although it is Symbid’s responsibility to identify activities requiring government authorization, as described to the AFM by Symbid, the AFM saw, on the basis of the information provided, no indication that the crowdfunding activities of Symbid would require permission under the Dutch Act on Financial Supervision. Although we did not specifically address our partnering/affiliate programs in our correspondence with the AFM, it is our understanding and belief that the same AFM considerations would apply to these activities to the extent that they make use of Symbid’s legal structure and model. The activities of Symbid have not materially changed in comparison with the information provided to the AFM in 2010. During the expansion of our product offerings to include debt based crowdfunding, we have been in discussions with AFM regarding the classification of our activities. In agreement with the AFM, Symbid applied for an exemption for its activities under the Dutch financial regulatory framework at the AFM, which was provided in the second quarter of 2015. Additional changes in the regulatory framework are expected in the future whereby crowdfunding will become a regulated business and whereby we will continue to comply with these Dutch financial regulations.

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

Redeemable funds – Our financial partner InterSolve (FEET EGI B.V.) holds a license from the Dutch Central Bank as an Electronic Money Institution, is supervised by the Authority Financial Markets (“AFM”) , being the Dutch equivalent of the SEC, and the Dutch Central Bank and is, therefore, allowed to redeem funds to the public. On the Symbid crowdfunding platform, investors can re-claim, i.e., redeem, their electronic money at any time prior to the funding target having been reached of a business idea to which they have allocated their electronic money. InterSolve will exchange upon request by such an investor the amount of electronic money being redeemed into scriptural money on the bank account of the investor. Symbid partners with InterSolve to ensure that Symbid cannot be deemed to hold redeemable funds of investors itself. Because an investor’s funds are held in an electronic wallet with Intersolve and released to a particular project only when that project actually funds, and any funds that an investor allocates to a project that the investor redeems prior to a project funding remain in that investor’s account (electronic wallet) with Intersolve, which, in effect, acts as an escrow agent for the investor’s funds and particular project fundings, Symbid does not record any success fee revenues on its books until a project funding actually closes and Symbid’s earned fees are transferred to it. As a result of this structure, any funds that may be redeemed by an investor prior to a project funding and returned to that investor’s electronic wallet do not appear, and are not reported, on the financial statements of Symbid.  If, however, an investor decides to remove funds from his electronic wallet and return them to his personal bank account, effectively taking these funds out of the Symbid crowdfunding system, Symbid pays Intersolve a fee of approximately $16.50 (€15).

Offerings to the public without a prospectus – Under Dutch law, as long as the target capital raised for a particular business over a period of 12 consecutive months remains below €2.5 million (approximately $2.75 million), there is an exemption from the prospectus delivery requirements. Under the current regulations, a prospectus must be prepared and approved by the AFM for capital raises planned or expected to exceed the €2.5 million (approximately $2.75 million) within a 12 month period. Currently, none of the entrepreneurs raising capital on the Symbid crowdfunding platform is raising capital in excess of €2.5 million. If our entrepreneurs begin to raise capital amounts greater than the current AFM maximum limit or if that maximum is dropped to a lower amount, we will be required to comply with the AFM prospectus regulations for these offerings.

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

We anticipate that a significant expansion of our operations and addition of operating subsidiaries and new personnel will be required in all areas of our operations in order to implement our business plan. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. For us to manage such growth, we must put in place legal and accounting systems, and implement human resource management and other tools. We have taken preliminary steps to put this structure in place. However, there is no assurance that we will be able to successfully manage this anticipated rapid growth. A failure to manage our growth effectively could materially and adversely affect our ability to market our crowdfunding platform in multiple venues.

Our Management Team Does Not Have Prior Experience In U.S. Public Company Matters, Which Could Impair Our Ability To Comply With Legal And Regulatory Requirements.

Our management team has had no prior U.S. public company management experience, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable U.S. federal securities laws, including filing required reports and other information on a timely basis.  There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations.  Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and result in the deterioration of our business.

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

Changes in local regulations within the European Union relating to the offering of securities to the public could negatively affect our business operations within the European Union. Although we have not yet determined what legal structures we will utilize for our planned The Funding Network rollout in Europe, any changes in the law or new regulations relating to the sale of securities in Europe could impinge on our ability to structure our operations such that we would not have to register as brokers or dealers in Europe.  Such changes could result in our having to change our business model, which could delay or prohibit our entry into local European markets and negatively impact future revenues.

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

Symbid Coöperatie U.A. is the contractor for all of our crowdfunding business in The Netherlands. We do not own or have any interest in Symbid Coöperatie U.A. Symbid Coöperatie U.A. is a variable interest entity (“VIE”) which we, through Symbid B.V., effectively control through corporate governance rather than through any other ownership. Because we own no interest in Symbid Coöperatie U.A., we have no right to receive any distributions from Symbid Coöperatie U.A. The revenues to us from Symbid Coöperatie U.A. come from administrative, success and management fees paid to us by Symbid Coöperatie U.A. Because of the corporate governance control structure, we consolidate the financial statements of Symbid Coöperatie U.A. with our own. If we were to lose control of Symbid Coöperatie U.A. through a loss of our majority vote on the members’ counsel of Symbid Coöperatie U.A., we would not be able to continue to consolidate the financial results of Symbid Coöperatie U.A. and this would have a negative impact on our financial condition and results of operations. For the fiscal years ended December 31, 2015 and 2014, approximately 80% and 96.8% of our revenues, respectively, were derived from Symbid Coöperatie U.A.

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

Our success depends in a large part upon the continued service of our senior management team. In particular, the continued service of Korstiaan Zandvliet, Chief Executive Officer, Robin Slakhorst, Chief Commercial Officer, Maarten van der Sanden, Chief Operating Officer and Dick Kooij, Chief Financial Officer, is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for any of our founders or other members of our senior management team. The loss of any of member of senior management could harm our business.

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

We will require additional capital of between $2.5 million and $4 million to expand our crowdfunding activities and the roll-out and expansion of The Funding Network in Europe. The raising of additional capital could result in dilution to our stockholders.  In addition, there is no assurance that we will be able to obtain additional capital, or that if available, it will be available to us on favorable or reasonable terms.  Any limitation on our ability to obtain additional capital as and when needed could have a material adverse effect on our business, financial condition and results of operations.

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

RISKS RELATING TO OUR SECURITIES

Because we are a former shell company, Rule 144 of the General Rules and Regulations under the Securities Act of 1933, as amended, is available to our shareholders only during such times that we remain current with our SEC reporting requirements and satisfy other Rule 144 requirements applicable to former shell companies.

We were a shell company at the time of the December 6, 2013 Share Exchange. As the result of the Share Exchange, we were no longer a shell company and on December 12, 2013 we filed a Current Report on Form 8-K containing Form 10 type information which, among other things, announced that we were no longer a shell company. Rule 144 of the General Rules and Regulations under the Securities Act of 1933, as amended (the “Securities Act”) provides conditions under which restricted and control securities of issuers can be sold without registration under the Securities Act. Rule 144(i) limits the availability of Rule 144 to shareholders of former shell companies to circumstances where former shell companies have ceased to be shell companies, have filed Form 10 type information, one year has elapsed since the filing of such Form 10 type information and the former shell company is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 month period or such shorter period that the former shell company was subject to such reporting requirements. Should we fail to continue to satisfy the requirements of Rule 144(i), absent registration or other exemption therefrom, holders of our restricted and control shares will not be able to sell their shares in the public market.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of common stock offered hereby. We are currently authorized to issue an aggregate of 300,000,000 shares of capital stock consisting of 290,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by the our Board of Directors. As of December 31, 2015, there were 36,909,472 shares of our common stock and no shares of our preferred stock outstanding. There were also 5,946,530 shares issuable upon exercise of outstanding and presently exercisable warrants, 518,222 additional shares issuable upon vesting of restricted stock units and approximately 5,240,000 additional shares issuable upon the conversion of $1,310,000 in principal amount of 8% unsecured convertible promissory notes at a conversion price of $0.025 per share. The number of note conversion shares referenced in the preceding sentence does not include the conversion of the accrued  interest due on the notes at the time of the conversion and does not  address the possibility that the notes  can be converted, rather than at $0.25 per share, at a 20% discount to the 10 trading day volume weighted average price per share for the 10 trading day period immediately preceding the   maturity date of the Notes, subject to a floor price of $0.10 per share. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations- Share Exchange and PPO Closings.” We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of the common stock will be initially quoted on the OTCBB and the OTC markets QB Tier.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive offices are located at Marconistraat 16, 3029 AK Rotterdam, The Netherlands, where we occupy approximately 1,075 square feet (100 square meters).  We have signed a two-year lease for this space effective as of January 1, 2014. After termination of the two-year lease we have continued to rent the same office on a monthly basis. We also have a flexible office space in Amsterdam, The Netherlands.

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

As of March 18,  2016, we had 36,909,472 shares of common stock outstanding held by 110 stockholders of record.

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

Period	High	Low

Quarter ended March 31, 2014	$5.00	$0.43
Quarter ended June 30, 2014	4.25	1.20
Quarter ended September 30, 2014	2.00	0.35
Quarter ended December 31, 2014	0.75	0.18
Quarter ended March 31, 2015	0.34	0.18
Quarter ended June 30, 2015	0.33	0.16
Quarter ended September 30, 2015	0.30	0.15
Quarter ended December 31, 2015	0.37	0.191
Quarter ending March 31, 2016*	0.50	0.25

* Through March 9, 2016

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

Effective July 24, 2014 we issued an aggregate of 905,750 restricted stock units under our 2013 Equity Incentive Plan to 16 employees. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. Each restricted stock unit vested on June 30, 2015. 140,000 of the restricted stock units were cancelled during 2014.

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

Effective July 24, 2014 we issued an aggregate of 21,000 restricted stock units under our 2013 Equity Incentive Plan to three advisors. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. 10,500 of the restricted stock units vested on September 30, 2014 and 10,500 of our restricted stock units vested on December 31, 2015. See “Market Price of and Dividends on Common Equity and Related Stockholder Matters - Securities Authorized for Issuance under Equity Compensation Plans” below for more information about the 2013 Plan.

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

On December 8, 2014 we entered into an agreement (the ‘”Agreement”) with Fortion Holding B.V., a Netherlands limited liability corporation conducting its business under the trade name Credion (“Credion”). Credion provides financial advisory services in the Dutch small and medium enterprise (“SME”) markets and specializes in debt and equity financings for SMEs. The Agreement provides for a strategic alliance between us and Credion in which Credion’s extensive network of investors and entrepreneurs will be connected with each other through a new, online funding platform of ours. As consideration for Credion’s obligations under the Agreement, we issued 1,500,000 shares of our restricted common stock to Credion following execution of the Agreement. For the period January 1, 2015 through December 31, 2017, we are required to issue up to an additional 1,000,000 shares of our restricted common stock to Credion, up to 250,000 of which shares were payable as at December 31, 2015 for the period January 1, 2015 through December 31, 2015, up to 500,000 of which shares are payable as at December 31, 2016 for the period January 1, 2016 through December 31, 2016 and up to 250,000 of which shares are payable as at December 31, 2017 for the period January 1, 2017 through December 31, 2017. The number of shares to be issued for each of 2015, 2016 and 2017 will be based upon the number of monitoring start packages of €300 times the number of companies purchasing those packages from us that have been introduced to us by Credion.

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

In July 2015, we issued an aggregate of 390,000 shares of our restricted common stock to three executive officers in connection with the June 30, 2015 vesting of restricted stock units. Except as otherwise indicated, all of the issuances of restricted stock units were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for transactions by an issuer not involving a public offering.

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

Effective November 5, 2015, we issued an aggregate of 97,398 Restricted Stock Units (“RSUs’) under our 2013 Equity Incentive Plan, each RSU representing the right to receive one share of our common stock upon vesting, to four of our employee directors and to two employees of our subsidiary, Symbid B.V., the amount of which issuances were based upon 10% of the value of such employee’s base annual salary and tied to our closing sale price on November 5, 2015. Each of such RSUs vest on November 5, 2016. The issuances were made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulation S under the Securities Act.

Effective November 5, 2015, we issued 162,329 RSUs to our chief financial officer under our 2013 Equity Incentive Plan, each RSU representing the right to receive one share of our common stock upon vesting, the amount of which issuances was tied to our closing sales price on November 5, 2016. The RSUs were issued pursuant to our November 1, 2015 Employment Services Agreement with our Chief Financial Officer and vest on November 5, 2016. The issuances were made in reliance on Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering and on Regulation S under the Securities Act.

Effective December 1, 2015, we issued an aggregate of 100,663 Restricted Stock Units (“RSUs’) under the our 2013 Equity Incentive Plan, each RSU representing the right to receive one share of the Corporation’s common stock upon vesting, to seven employees of our subsidiary, Symbid Holding B.V., the amount of which issuances were based upon 10% of the value of each such employee’s annual base salary multiplied by a 15% loyalty factor for every 365 days of employment at the date of issuance and tied to our closing sale price on November 30, 2015.

Except as otherwise indicated, all of the issuances of restricted stock units were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for transactions by an issuer not involving a public offering.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, units and rights	Weighted-average exercise price of outstanding options, warrants, units and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

Equity compensation plans approved by security holders (1)	518,222	N/A	3,356,542
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	518,222		3,356,542

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

●
The Board of Directors may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

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

As of December 31, 2015, 1,643,458 restricted stock units were issued and outstanding under the 2013 Plan, which number reflects the forfeiture and cancellation of 9,750 restricted stock units during the year ended December 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.    SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in this Form 10-K, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2015 and 2014 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

Overview 2015

During 2015 we have seen a significant increase in the equity-based crowdfunding volume of the business. In 2015 we added approximately 8,000 new users to our thriving community. As of December 31, 2015 we had 36,000 users within our community. As of December 31, 2015, Symbid has facilitated over $10.45 million in funding to innovative start-ups and SMEs. For the financial year 2015 the funding volume alone totaled approximately $ 3.5 million. During 2015 a total of 42 entrepreneurs were successfully funded through our online funding platform.

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

In June 2015, our loan crowdfunding program was launched, and in the beginning of July 2015 our first successful loan crowdfunding campaign was realized. The launch of this peer-to-business lending service complements our existing equity crowdfunding service and supports the development of our online funding platform for start-ups and small businesses, The Funding Network. Based on our existing crowdfunding technology, loan crowdfunding by Symbid will enable established businesses with at least 3 years of activity and positive cash flows to borrow money from a large group of investors, the “crowd”.

Going Concern

The Company has suffered recurring losses, for 2015 a net loss of $2,299,000 (December 31, 2014, $2,822,000). As of December 31, 2015, the Company had cash on hand of $554,000, current liabilities to credit institutions of $33,000 and working capital of $164,000. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2015 and 2014 regarding concerns about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating operating cash flow and raising capital sufficient to fund operations.  We have discussed our strategy and plans relating to these matters elsewhere in this Annual Report although the consolidated financial statements included herein do not include any adjustments that might result from the outcome of these uncertainties. We expect that by engaging additional strategic institutional shareholders will be able to fund ongoing operations and accelerate our international expansion for the next 9 months. Our business strategy may not be successful in addressing these issues, however, and if we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

The continued exponential growth of our core investment crowdfunding business in 2014 is the foundation on which The Funding Network is being built. This new, forward-thinking brand identity is rooted in our positioning at the heart of financial technology and reinforces the introduction of several new products and services starting the first quarter of 2015. February 2015 marks a crucial milestone in our strategic vision to provide the most efficient access to capital service worldwide as we add monitoring and deal-making tools to our online investment platform. During the start of the second quarter of 2015 we launched a debt based crowdfunding solution to the Dutch SME market. The Funding Network aims at giving small businesses direct access to all forms of finance, while offering investors full transparency on the potential risks and returns of their portfolio. Symbid is becoming the go-to platform for SME funding, connecting new and traditional sources of finance in one integrated network built around cutting-edge technology.

For the international expansion separate funding will be required, which does imply we require a significant capital increase to realize this growth path and cover the related expected investments and operational losses. With the current fundraising we intend to obtain the required capital for our next stage of the international roll-out in Europe, so other countries beyond Italy. By being quoted as Symbid Corp. on the OTC Bulletin Board and the OTC Markets QB Tier we intend to raise more capital in order to realize also the future stages of our growth path and start also operations in the United States once the JOBS-act has been implemented. Ultimately we intend to become the largest online Funding Network worldwide, however there can be no assurance this goal will be achieved.

Highlights

The following is a summary of our financial performance for the financial year 2015:

●	Consolidated revenue for the twelve month periods ended December 31, 2015 and 2014 totaled approximately $353,076 and $276,325, respectively, an increase of over 28%.

●	For the twelve months ended December 31, 2015, over 80% of our total revenues during this period was attributable to core online funding activities.

●	For the twelve month periods ended December 31, 2015 and 2014, total selling, general and administrative expenses totaled $1,543,827 and $2,166,028, respectively.

●	As of December 31, 2015 and 2014 we had 25 full-time employees.

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

On January 28, 2015, we completed the initial closing under a private placement offering in which we offered shares of our common stock at a purchase price of $0.50 per share. In connection therewith, we sold 1,248,232 shares for aggregate proceeds of $624,116. Effective June 30, 2015, we sold an additional 200,000 shares for aggregate proceeds of $100,000 and completed the offering.

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

Subject to prior prepayment or conversion, on the maturity date, all of the outstanding principal amount of the Notes, together with accrued and unpaid interest due thereon, will automatically convert into shares of our common stock at a conversion price equal to the lower of (i) $0.25 per share or (ii) a 20% discount to the 10 trading day volume weighed average price per share for the 10 trading day period immediately preceding the maturity date, with a floor price of $0.10 per share.

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

2013 Equity Incentive Plan

Before the Share Exchange on December 6, 2013, our Board of Directors adopted and our stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of common stock to officers, key employees, consultants and directors.

Shares Issued for Services

On December 8, 2014, the Company entered into an agreement with Fortion Holding B.V. and issued 1,500,000 shares of common stock valued at $645,000 for Credion's obligations under the agreement (see for more detail Note 17 to the Financial Statements).

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

Incorporation of Symbid Germany GmbH

In August 2014 we incorporated in Germany our subsidiary Symbid Germany GmbH. We contributed capital of $7,749 to this subsidiary which is currently an entity without operations. During 2015 we have been in ongoing negotiations with partners to capitalize Symbid Germany GmbH.

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

Revenue Recognition

In 2014 we generated substantially all our revenue from administration and success fees from transactions on the Crowdfunding platform. Revenue from these transactions is accounted for at the moment an investment is made or a proposition is successfully funded. Until the end of year 2015 there has been no credit risk since the success fees were collected directly at the moment that the transaction takes place on the platform. As of January 2016 we had to change the policy for collecting the success fees and there will be a credit risk going forward. Administration fees have no credit risk since the fees are collected directly at the moment the transaction takes place on the platform.

At the start of a funding campaign, the entrepreneur signs a contract with Symbid pursuant to which he or she agrees to pay Symbid a success fee once a successful fund raising campaign for that entrepreneur closes. Once the funding campaign has closed, Symbid’s success fee is transferred by Intersolve, the third party banking entity that holds all funds in escrow until closing, and the net proceeds of the funding are transferred by Intersolve to the notary or directly to the entrepreneur. Upon completion of the funding campaign on Symbid’s platform, services delivered under the contract with the entrepreneur have been completed and Symbid recognizes its success fee revenues at the time the campaign has been closed successfully. Also, because the success fee percentage is stated in the contract with the entrepreneur prior to the start of the funding campaign, Symbid believes that this amount is fixed and, assuming the successful conclusion of the funding campaign, collectible from the entrepreneur. This revenue recognition policy complies with ASC 605-10-S99-1 in that it is based on written agreements with the entrepreneurs, contractual services have been completed, pricing is fixed and determinable based on agreements with the customer and collectability is reasonably assured as the customers of Symbid have just received their new funding.

Effectively Symbid has the following refund policy. The cash which is collected from investors is held in a third party bank account with Intersolve, which cannot be used or accessed by Symbid. With funds in this bank account, an investor buys crowdfunding credits which are accounted for in an electronic wallet and allocated by the investor to the investor’s funding projects of choice. Allocated funds can only be refunded to an investor from his electronic wallet if a particular project is not fully funded and the funding campaign is terminated. In that situation the investor project allocated funds are credited by Intersolve back to his electronic wallet, from where he can invest again in another project or request a refund of his money from Intersolve. Investors can refund to their bank accounts free of any charge, however InterSolve is currently charging us $16.5 (€ 15) for each refund by an investor.

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

Matchmaking related revenues

Public funding

●	Transaction fees – For every payment transaction to a Symbid wallet or investment in an investment proposition, a fee of 1% (exclusive of VAT) is charged to the investor.

●
 Refund Fee –If an investor requests a refund from the “Online Wallet” a fee is charged to the investor in the amount of approximately $22 (€ 20), of which the Company will receive approximately $5. As of December 1, 2014  the Company will be charged $16.5 for each refund by an investor, while for the investor a refund has become free of any charge.

●
Success fee – When reaching in an equity campaign the funding target, 5% (exclusive of VAT) of the target capital is charged to the target company. The loan based model operates through a transaction-based model similar to our current equity crowdfunding service. There is a fixed 1% success fee upon the successful funding of a loan crowdfunding campaign, paid by the business, plus 1% per year for the term of the loan immediately payable upon successful closing of the campaign.

Private funding

●	Placement Fee - When reaching a funding target, a variable success fee is being charged to that target company.

Monitoring related revenues

●
Monitoring fees - The financer will pay us a monthly fee of $10 (exclusive of VAT) for one monitoring portal access. Entrepreneurs will be charged a fee of $320 (exclusive of VAT) for a monitoring start package which includes three portal accesses for one year.

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

Concentrations of Credit Risk

The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to EUR 100,000 ($ 109,000). We have not experienced any losses in such accounts.

Accounts Receivable: Customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has a minimal risk related to its concentration within its accounts receivable.

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

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of salaries for our executives as well as our finance, legal, human resources, and commercial employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs.

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

Results of Operations

Fiscal Years Ended December 31, 2015 and 2014

The following table summarizes our historical consolidated financial statements:

	Year Ended December 31,
	2015	2014
Net Revenues
Crowdfunding	$282,155	$267,358
The Funding Network	47,975	-
Other	22,946	8,967
	353,076	276,325
Operating expenses
Selling general and administrative	1,543,827	2,166,028
Professional fees	721,963	776,243
Research and development costs	59,930	320,032
Depreciation and amortization	145,543	70,517
Bad debt expense (recoveries)	36,292	(14,349)
	2,507,555	3,318,471

Operating loss	(2,154,479)	(3,042,146)

Other income (expenses)
Fair value adjustment derivative liability – warrants	(7,791)	291,662
Interest expenses and amortization of debt discount	(148,509)	(31,405)
Government subsidy	-	10,962
Gain on sale of investment in Gambitious B.V.	11,504
Losses from equity method investments	-	(47,226)
Other income and expense	-	(3,641)
Total other income (expense)	(144,796)	220,352

Net loss	(2,299,275)	(2,821,794)

Net loss attributable to non-controlling interests	(99,761)	(28,794)

Net loss attributable to Symbid Corp. shareholders	$(2,199,514)	$(2,793,000)

Basic and diluted loss per common share	$(0.06)	$(0.10)

Weighted average number of shares outstanding
Basic and diluted	35,263,977	28,396,751

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

Revenues

Total revenue for 2015 was $353,076 and for 2014 was $276,325 representing a year on year increase of approximately 28% or approximately $76,751. In line with those results, Crowdfunding revenue increased by approximately $14,800 during the same period. Crowdfunding revenue increased compared to the prior period due to increased sales in our core product equity crowdfunding in our home market of the Netherlands. With regard to the new revenue streams originating from the launch of The Funding Network, these were contributing significantly to the total revenues.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2015 totaled $1,543,847 compared to $2,166,028 for 2014, a decrease of $622,181. The decrease was primarily due to the one-time expense of the Fortion strategic partnership in 2014 of in total $645,000. Based upon performance additional share based expenses under this agreement could occur, however in 2015 these expenses were minimal.

We anticipate that Selling, General and Administrative expenses will continue to grow as a percentage of revenue as a result of ongoing efforts in acquiring market share in the Netherlands as well as in other European countries. We plan to continue to increase Selling, General and Administrative employee headcount to support this strategy of acquiring market share. We also anticipate an increase in Selling, General and Administrative expenses in 2016 due to the onboarding of additional internal product development employees.

Professional fees

Professional fees decreased for the year ended 2015 to a total of $721,963 compared to $776,243 for 2014, a decrease of $54,280. The decrease in professional fees was primarily due to one-time M&A activity in 2014 compared to no M&A activity in 2015.

We anticipate professional fees will remain a substantial percentage of the operating costs in 2016. We anticipate incurring these costs in relation to the Company’s continued listing on the OTC markets and planned expansion of the Company’s platform into other markets.

Research and development

Research and development expenses for the year ended 2015 were $59,930 compared to $320,032 for the year ended 2014, a decrease of $260,102. The decrease is primarily attributable to a decrease in external suppliers providing product development services, whereas the internal product development employees are included in the Selling, General and Administrative expenses.

We anticipate the research and developments costs for 2016 will remain at the same level compared to 2015.

Other expenses

Other expenses for 2015 totaled $144,796, a decrease of $365,328 compared to the same period in 2014. This decrease was caused by an increase in (interest) expenses and amortization of debt discount of $148,509 in 2015 compared to 31,405 in 2014, while the fair value adjustment for the derivative liability amount in 2015 and 2014 $(7,791) and $291,662, respectively.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2015, we had cash on hand of $553, 696 and working capital of $164,209. We had an unused credit line of approximately $65,000 at the Rabobank.

Our principal sources of liquidity have been fund raising through Private Placement Offerings. Before we were a public company our principal source of liquidity was funds raised from private investors.

Our cash position in 2015 increased as compared to 2014 by $320,628 from $233,068 to $553,696. This increase in cash can be attributed to the Private Placement of new issued shares of common stock and the Private Placement where a convertible note was offered by the Company .

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

On December 6, 2013, we completed an initial closing of a private placement offering of 3,098,736 units at $0.50 per unit, for aggregate gross proceeds of $1,549,368 (before deducting placement agent fees and expenses of the offering estimated at $64,895). Each of these units consisted of one share of our common stock and one warrant to purchase one share of our common stock. On February 5, 2014, we completed a second closing of the private placement for aggregate additional gross proceeds of $186,992. On May 20, 2014, we completed a third and final closing of the private placement for aggregate additional gross proceeds of $1,190,405.

On January 28, 2015, we completed the initial closing under a private placement offering in which we offered shares of our common stock at a purchase price of $0.50 per share. In connection therewith, we sold 1,248,232 shares for aggregate proceeds of $624,116. Effective June 30, 2015, we sold an additional 200,000 shares for aggregate proceeds of $100,000 and completed the offering.

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

We plan to continue raising capital in order to meet our liquidity needs. We intend to raise approximately $3,300,000 during the next six months. No assurances can be given that we will be successful in this endeavor. With this additional capital, we will aim to achieve our cash flow breakeven point in the next three years. The cash flow breakeven point will be achieved if revenue development increases faster than development costs over the coming years. With additional sources of revenues from new products launched in 2015, we are aiming to increase our revenues significantly in our 2016 fiscal year. However, we are dependent upon our ability to originate deal flow of SME’s to the Funding Network, so there can be no assurance this revenue target will be achieved.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2015 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our senior management concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2015, our senior management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our senior management in connection with the review of our financial statements as of December 31, 2015.

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

●
We also plan to create an audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

We anticipate that these initiatives will be implemented in conjunction with the growth of our business.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2015, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding our current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors

Korstiaan Zandvliet	31	Director, Chief Executive Officer and President	December 6, 2013

Robin Slakhorst	32	Director, Chief Commercial Officer and Vice President	December 6, 2013

Maarten van der Sanden	30	Chief Operating Officer and Secretary	N/A

Dick Kooij	65	Chief Financial Officer and Treasurer	N/A

Hendrik Kasteel	46	Director	July 15, 2015

Michiel Buitelaar	53	Director	July 15, 2015

Jérôme Koelewijn	49	Director	July 15, 2015

Vincent Lui	42	Director	July 15, 2015

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

The presently authorized number of directors to constitute our Board of Directors is six. Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during at least the past five years for our executive officers and directors is as follows:

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

Robin Slakhorst – Director, Vice President and Chief Commercial Officer.  Robin Slakhorst has served as our Chief Commercial Officer and a director since December 6, 2013. He has served as a Vice President since November 16, 2015. He is a founder of Symbid B.V. and has been the Chief Commercial Officer of Symbid B.V. since December 2010.  Mr. Slakhorst founded Community Productions B.V. – Rotterdam, a company creating innovative web products focusing on social and communications platforms, in November 2005 and served as that company’s Managing Director until February 2013.   From March 2009 to May 2011, he was the marketing and Sales Director of Plugwise B.V. – Sassenheim, a company active in the “smart grid” energy market.  At that company, Mr. Slakhorst was responsible for (i) budgeting and implementing commercial strategy for sales, marketing and business development, (ii) new business development in coordination with the company’s product development team and (iii) crafting and implementing strategic partnerships with multinational energy companies and global consultancy companies.  Additionally, he worked with the chief executive officer of this company in connection with a multimillion dollar investment within the company by a Dutch national grid company. Mr. Slakhorst is also founder of Gastropoda Equus B.V., an investment holding company.  Because of Mr. Slakhorst’s years of business development and commercial strategic experience, including his role as a founder and Chief Commercial Officer of Symbid B.V., we have concluded that Mr. Slakhorst should serve as a director of Symbid Corp.  Mr. Slakhorst received a Bachelor’s Degree in business administration from RSM Erasmus University in 2007 and a Master’s Degree in Entrepreneurship and New Business Venturing from Erasmus University Rotterdam in 2010.  He also has an educational background in aerospace engineering.

Maarten van der Sanden – Secretary and Chief Operating Officer.  Maarten van der Sanden has served as our Chief Operating Officer since December 6, 2013.  Mr. van der Sanden served as our Chief Financial Officer and Treasurer from December 6, 2013 until April 15, 2014 and also served as our Chief Financial Officer and Treasurer from March 16, 2015 until November 16, 2015. He has served as our Secretary since November 16, 2015. Mr. van der Sanden has been a member of the board of directors of Symbid B.V. since January 2012. From July 2008 through December 2012, Mr. van der Sanden was a founder and Managing Director of RotaSocio Holding B.V. - Amsterdam, a developer of innovative mobility solutions whose first project, StudentCar, a car-sharing provider for students in the Netherlands, was launched in Rotterdam in January 2009, with an electric shared car introduced in June 2009.  At RotaSocio, Mr. van der Sanden was responsible for the operations and finance functions and the roll-out of StudentCar.  RotoSocio was sold in 2012 to the second largest car-sharing provider in the Netherlands. Since September 2012, Mr. van der Sanden has also been the Managing Director and owner of Sanden Beheer B.V. - Amsterdam, an investment company that invests in and provides management services to SMEs.  Mr. van der Sanden received a Bachelor’s Degree in business administration from RSM Erasmus University in 2006 and a Master’s Degree in Finance and Investments in 2007 and a Master’s Degree in Entrepreneurship and New Business Venturing in 2009, both from Erasmus University Rotterdam.

Dick Kooij – Chief Financial Officer and Treasurer.  Dick Kooij has served as our Chief Financial Officer and Treasurer since November 16, 2015. He served as our Senior Financial Manager from November 1, 2015 until November 16, 2015. Mr. Kooij has an extensive background in corporate finance, securities and accounting spanning more than 40 years. Since January 2013 he has worked  as an independent  business consultant and interim manager . From January 2015 to the present he has also served as a nonexecutive board member  for Hoogheemraadschap Rijnland, a water management governmental organization in The Netherlands. From February 2009 until January 2013 Mr. Kooij worked in Amsterdam as the managing director and CFO for Nyenburgh Holding BV, a proprietary securities trading firm. From August 2004 until February 2009 he was a consultant and director in Wassenaar for Quomodo Solutions B.V, a firm which provided financial services to the capital market industry. From November 1997 until August 2004 he served as a director in Amsterdam for Binck Bank NV and its predecessor Amsterdam Option Traders BV where he handled financial and management accounting matters. From June 1991 until November 1997 he served in Amsterdam as a director and the global head of risk management capital markets for Pierson/Mees Pierson/Fortis. From May 1988 until June 1991 he served as deputy general manager for F. van Lanschot Bankiers NV in den Bosch and from January 1986 until May 1988 as a vice president for OCA Clearing BV, a subsidiary of Rabobank Nederland in Utrecht. From April 1980 until January 1986 he served as a senior compliance officer for the European Options  Exchange/Euronext in Amsterdam and from November 1974 until April 1980 as a controller for KPMG in The Hague. Mr. Kooij received a Master of Science of Business Administration from Erasmus University/Rotterdam School of Management.

Hendrik Kasteel – Director.  Hendrik Kasteel has more than 20 years of experience as a telecommunications, media and online executive.  He served as the Managing Director/CEO for Euronet Communications B.V, a subsidiary of Deutsche Telekom, from July 2012 until July 2014 and as a member of the Executive Board and the Chief Commercial Officer and Chief Marketing Officer for T-Mobile Netherlands B. V. from January 2010 until July 2012.  From July 2006 until December 2009 he served as a member of the Executive Board and as the Chief Commercial Officer and Chief Marketing Officer for T-Mobile Austria GmbH.  He was a member of the Executive Board and the Chief Marketing Officer for T-Mobile Croatia Ltd. from July 2004 until July 2006.  From 1999 until July 2004 he served as a Vice President in several different capacities for Ben Netherlands B.V. and held several positions between 1996 and 1999 for Makro Cash and Carry NL. Since November 2014 he has served as a member of the Advisory Board for The Waste Transformers, a waste-to-energy solution provider.  Mr. Kasteel received a Master of Business Administration Degree from IMD in Lausanne, Switzerland.

Jérôme Koelewijn – Director.  Jérôme Koelewijn has more than 22 years of experience in international leadership roles, principally in the fields of finance and technology. He has served in numerous advisor/consulting capacities and has extensive experience with start-up companies.  From the second quarter 2014 onwards has been currently the Senior Advisor at Roland Berger Strategy Consultants, already having served as a partner at the same firm from 2001 until 2006.  From the second quarter 2012 until first quarter 2014 he was a partner at Wealth Management Partners which serves as an investment advisor for smaller institutional investors, endowment funds, foundations, family offices and entrepreneurs. From  2006 until 2011 he was a Client Advisory Officer in the Investment and Wealth Management Branche at Morgan Stanley. He was a partner at Arthur D. Little from 1992 until 1994 and from 1996  until 2001.  From second quarter 2014 to the present he has been a member of the Crowd Funding Advisory Committee at Maag Lever Darm Stichting, the Dutch national gastroenterology foundation.  He received a Master of Business Administration Degree from the University of Navarra IESE Business School in 1996 and holds a Master of Science degree in Applied Mathematics and Computer Science from Delft University of Technology.

Michiel Buitelaar – Director.  Michiel Buitelaar has 25 years of international experience in the high-tech, online and telecommunications areas. He has worked as a consultant, and held senior management and Board positions at telecom operators in TV and at publishers. In November 2014 he started as Managing Director of Smile Nigeria, a mobile Internet company. From 2007 he has been a Supervisory Board member at Novec, a tower company. He until recently was Chairman of Cinekid (a movie festival); Board member at Noorderslag (a music festival); and Supervisory Board member at Park Lane (a financial services company). He was member of the Supervisory Board of SNT. From 2008 to 2013 he served as COO at Sanoma Media Netherlands, and from 2009 to 2011 he was also CDO at Sanoma Magazines. Before that, he was CDO and Board member at Endemol, the TV producer; and Managing Director of KPN’s consumer business. He is a graduate of Delft University of Technology (Department of Technical Mathematics) and attended London Business School.

Vincent Lui – Director.  Vincent Lui is the Founder and Managing Director of Rhapsody Ventures, a hybrid investment and strategy firm formed in 2015, focused on cybersecurity, Internet-of-Things (IoT) and network infrastructure enabling technologies. Mr. Lui has more than 15 years of entrepreneurial and operating experience with domain knowledge across a number of technology sectors. From 2009 until 2014, Mr. Lui was VP of Strategy & Corporate Business Development at VSS Monitoring, where he was involved with business development and alliances and marketing, and led the efforts on a $20 million venture financing by Battery Ventures in 2010. Mr. Lui was instrumental in the acquisition of VSS in 2012 by Danaher Corporation (NYSE: DHR), a $50 billion Fortune 150 company. Post-acquisition, he led VSS’s corporate strategy planning activities and was heavily involved in its integration and implementation of Danaher Business Systems. He was interim VP Marketing in 2013. He contributed to Danaher’s Communications Platform (VSS, Arbor Networks, Fluke Networks & Tektronix Communications) technology strategy, as well as its Mergers and Acquisitions and Business Development activities. Mr. Lui began his career at Lucent Technologies (Alcatel-Lucent / Nokia) where he worked from 1999 until 2000, and later took on leading roles in a number of startups including homeFiber (which later became Broadband Rhapsody), Photonic Power Systems, Cleanpoint and Display Photonics. In 2006, he joined KLM Capital, a US-China venture fund, responsible for investment due diligence and portfolio management. He served as board observer for portfolio companies including Auvitek (acquired by Microtune, now CSR), Opulan (acquired by Atheros, now Qualcomm), and Novera Optics (acquired by LG-Nortel, now Ericsson). In addition to Rhapsody Ventures, Mr. Lui is currently advising, investing and incubating several early stage companies including Saisei Networks, Flying Cloud, Skalera, Creanord and iFunding.  Mr. Lui holds a B.S. in Electrical & Computer Engineering and B.A. in Music from UC San Diego, M.S. in Management Science & Engineering from Stanford University, and studied in the Doctorate of Business Administration at Newcastle University and Grenoble Ecole de Management.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Notwithstanding the foregoing, we believe that Messrs. Kasteel, Buitelaar, Koelewijn and Lui are “independent” directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the year ended December 31, 2015, we believe that each person who at any time during the year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied their Section 16(a) filing requirements, although certain reports were filed on a late basis.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2015 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2015 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2015 that received annual compensation during the fiscal year ended December 31, 2015 in excess of $100,000. None of our executive officers received annual compensation during the fiscal year ended December 31, 2015 in excess of $100,000.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Korstiaan Zandvliet, CEO(1)(3)	2015	$60,396	0	29,542	(4)	0	0	0	0	$89,938

	2014	$98,406	0	26,839	(2)	0	0	0	0	$125,245

(1)	On December 6, 2013, Mr. Zandvliet, was appointed as our Chief Executive Officer and President.

(2)
Represents Stock Award compensation consisting of Restricted Stock Units awarded to the executive. As of July 24, 2014 the executive was awarded with 130,000 shares that all vested at the end of June 2015. As of December 31, 2014 we expensed $26,839 on these awards, which has been included in the calculation of the 2014 compensation for the executive.

(3)	The numbers presented in this table represent compensation paid to Mr. Zandvliet through his management entity, Arena Amnis B.V.

(4)
Represents Stock Award compensation consisting of Restricted Stock Units awarded to the executive. As of July 24, 2014 the executive was awarded with 130,000 shares that all vested at the end of June 2015. As of December 31, 2015 we expensed $30,361 on these awards, which has been included in the calculation of the 2015 compensation for the executive. As of November 5, 2015 the executive was awarded with 16,233 shares that will vest on November 5, 2016. As of December 31, 2015 we expensed $942 on these awards, which has been included in the calculation of the 2015 compensation for the executive.

Outstanding Equity Awards at Fiscal Year-End

We have one compensation plan approved by our stockholders, the 2013 Plan. As of December 31, 2015, we had 1,525,458 restricted stock units issued and outstanding, 146,233 of which were granted to the named executive officer. 130,000 restricted stock units granted to the named executive officer under the 2013 Plan vested on June 30, 2015. In addition 130,000 restricted stock units issued to a former executive officer  have been forfeited. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

On December 6, 2013, we entered into employment service agreements with each of Korstiaan Zandvliet, Robin Slakhorst and Maarten van der Sanden, respectively, pursuant to which they presently serve as our Chief Executive Officer and President, Chief Commercial Officer and Vice President, and Chief Operating Officer and Secretary, respectively. Mr. van der Sanden served as our Chief Financial Officer and Treasurer from December 6, 2013 until April 15, 2014 and from March 16, 2015 until November 16, 2015. The employment agreements provided for a net annual base salary of €50,000 ($66,450 per year), €50,000 ($66,450 per year) and €50,000 ($66,450 per year) for each of Messrs. Zandvliet, Slakhorst and van der Sanden, respectively. Effective July 24, 2014, each of Messrs. Zandvliet, Slakhorst, and van der Sanden executed amendments to their respective employment agreements pursuant to which each agreed to have their base net salaries reduced by one third resulting in a net annual salary of €33.333 ($44,300 per year). Effective November 1, 2015, we determined to raise the base annual salary that we are paying to each of Korstiaan Zandvliet, Maarten van der Sanden, and Robin Slakhorst to €57,500 (approximately $63,300 based on the Euro to US Dollar conversion rate as of November 1, 2015). These salaries are being paid in Euros. These amounts are exclusive of an 8% holiday allowance. In addition, each of Messrs. Zandvliet, Slakhorst and van der Sanden are eligible to earn an annual bonus at such time and in such amount as may be determined by the Company’s Board of Directors. The Board of Directors may determine that some or all of an annual bonus shall be based upon the achievement of operational, financial or other milestones. Effective November 5, 2015, each of Messrs. Zandvliet, Slakhorst and van der Sanden received restricted stock units valued at 10% of their respective annual base salaries each of which vest on November 5, 2016.

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

On November 1, 2015 we entered into an Employment Services Agreement (the “Employment Agreement”) for an indefinite period with Dick Kooij pursuant to which Mr. Kooij was appointed as our Senior Financial Manager. Effective November 16, 2015, Maarten van der Sanden resigned as our Chief Financial Officer and Treasurer and Mr. Kooij was appointed to the vacated Chief Financial Officer and Treasurer positions. In connection therewith, we entered into Amendment No. 1 to the Employment Agreement.

The Employment Agreement provides for Mr. Kooij to receive an annual base salary of €57,500 (US $63,300 per year based on the Exchange Rate as of November 1, 2015). This amount is exclusive of an 8% holiday allowance. Effective November 5, 2015, Mr. Kooij also received restricted stock units valued at 10% of his annual base salary which will vest following one year of service and a guaranteed performance based bonus in the form of restricted stock units valued at his annual base salary. Mr. Kooij is also eligible to earn other bonuses at such times and in such amounts as may be determined by our Board of Directors. Our Board of Directors may determine that some or all of such other bonuses shall be based upon the achievement of operational, financial or other milestones.

Mr. Kooij is entitled to 3 months of his base annual salary and a pro rata portion of milestone based bonus payments, if any, which would have been payable to Mr. Kooij during the employment period year of termination had Mr. Kooij remained employed by us, in the event he is terminated “without cause” (as defined in the Employment Agreement) or resigns “for good reason” (as defined in the Employment Agreement). Additionally, the Employment Agreement contains confidentiality and proprietary rights provisions pursuant to which Mr. Kooij has agreed to maintain as confidential any of our trade secrets or confidential information and agreed that his work product during the employment period will be considered “work for hire” under applicable copyright and related laws and our sole and exclusive property. He has also agreed (i) not to solicit any of our employees, independent contractors or consultants during the employment period and for a period of one year after the termination of the Employment Agreement; and (ii) not to compete with us during the employment period and, unless he is terminated “without cause” during the three month period after the termination of the Employment Agreement.

Director Compensation

We currently do not pay any cash compensation to members of our board of directors for their services as directors of the Company. However, we reimburse our directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the board of directors. We may also determine to grant to each non-employee director, awards under our equity incentive plans. In connection with the July 15, 2015 appointments of Hendrik Kasteel, Michiel Buitelaar, Jérôme Koelewijn and Vincent Lui to our board of directors, we issued 33,333 restricted stock units under our 2013 Equity Incentive Plan to each of them.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 18, 2016, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Share Exchange, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Symbid Corp., Marconistraat 16, 3029 AK Rotterdam, The Netherlands.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned(1)

Korstiaan Zandvliet	1,337,799	(2)	3.62%

Robin Slakhorst	1,376,502	(3)	3.73%

Maarten van der Sanden	1,356,958	(4)	3.68%

Dick Kooij	0		0%

Hendrik Kasteel	332,150		0.90%

Michiel Buitelaar	49,984		0.14%

Jérôme Koelewijn	0		0%

Vincent Lui	100,000		0.27%

All directors and executive officers as a group (8 persons)	4,553,393		12.34%

Maarten Timmerman	2,060,896	(5)	5.58%
Weerdsingel O.Z. 2
3514 AA Utrecht, Netherlands

Soops Investment B.V.	1,950,178	(6)	5.28%
Johan van Hasseltweg 43-2
1021 KN Amsterdam, Netherlands

(1)
Applicable percentage ownership is based on 36,909,472 shares of Common Stock outstanding as of March 10, 2016, together with securities exercisable or convertible into shares of common stock within 60 days of March 10, 2016, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable pursuant to the exercise or conversion of other securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

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

(5)
Consists of 101,548 shares of common stock held by Zomer B.V. and 1,769,348 shares of common stock held by Voyager Beheer B.V. Maarten Timmerman has 50% ownership with respect to the shares of Zomer B.V. and sole voting and investment power over the shares held by Voyager Beheer B.V. Excludes up to 274,467 shares of Common Stock that are being held in escrow to secure the indemnification obligations of the former Symbid Holding B.V. shareholders under the Share Exchange Agreement. Includes 190,000 shares of common stock issuable upon exercise of warrants which are currently exercisable.

(6)	Includes 162,850 shares of common stock issuable upon exercise of warrants which are currently exercisable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent of the average of our total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our common stock, or an immediate family member of any of those persons.

Following the Share Exchange on December 6, 2013, the three executive officers of the Company at that time entered into employment agreements and became salaried employees of Symbid Corp. During the years ended December 31, 2015 and 2014, total expenses recorded under these agreements were approximately $181,000 and $261,000, respectively. As of December 31, 2015 and 2014, $0 and $11,000 has been accrued and recorded in accounts payable and accrued expenses.

Loans to Symbid B.V.

Voyager B.V., beneficially owned by Maarten Timmerman, loaned approximately $81,000 to the Company in September 2011. This loan, as extended, is due on December 31, 2016 with interest only payments of 4% per annum. The loan is subordinate to the interests of a bank working capital facility and is unsecured.

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

RSU Issuances

During the year ended December 31, 2015 we awarded 640,958 shares of restricted stock units to 20 employees, including our then 4 executive officers, and 30,000 shares to a non-employee advisor under the 2013 Equity Incentive Plan. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. During the year ended December 31, 2015, 1,079,736 shares of restricted stock vested. There were forfeitures of 9,750 shares of restricted stock during year ended December 31, 2015.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended December 31, 2015 and December 31, 2014 are set forth in the table below:

Fee Category	Year ended December 31, 2015	Year ended December 31, 2014

Audit fees (1)	$75,000	$67,500
Audit-related fees (2)	5,675	10,346
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$80,675	$77,846

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors.  The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2015, were approved by our board of directors.

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

The following exhibits are included as part of this report:

Exhibit Number	SEC Report Reference Number	Description

2.1	2.1	Share Exchange Agreement dated December 6, 2013, by and among Registrant, Symbid Holding B.V. and the Shareholders of Symbid Holding B.V (1)
3.1	3.1	Articles of Incorporation of the Registrant (2)
3.2	3.1	Certificate of Amendment to the Articles of Incorporation of the Registrant (3)
3.3	3.2	By-Laws of the Registrant (2)
3.4	3.4	Articles of Association of Symbid Cooperatie U.A. (Unofficial English Translation) (4)
3.5	3.5	Articles of Association of Symbid Foundation. (Unofficial English Translation) (4)
3.6	3.6	Articles of Association of Symbid IP Foundation. (Unofficial English Translation) (4)
4.1	4.1	Form of Investor Warrant of the Registrant (1)
4.2	4.2	Form of Broker Warrant of the Registrant (1)
4.3	4.1	Form of 2015 8% Convertible Promissory Note (9)
10.1	10.1	Split-Off Agreement, dated as of December 6, 2013, by and among the Registrant, Symbid Split Corp. and Holli Morris (1)
10.2	10.2	General Release Agreement, dated as of December 6, 2013, by and among the Registrant, Symbid Split Corp. and Holli Morris (1)

Exhibit Number	SEC Report Reference Number	Description

10.3	10.3	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and shareholders party thereto (1)
10.4	10.4	Form of Securities Purchase Agreement between the Registrant and the investors party thereto (1)
10.5	10.5	Form of Notice to Investors dated November 25, 2013 (1)
10.6	10.6	Placement Agency Agreement, dated September 9, 2013, between the Registrant and Gottbetter Capital Markets, LLC (1)
10.7	10.7	Placement Agency Agreement, First Amendment, dated October 14, 2013, between the Registrant and Gottbetter Capital Markets, LLC (1)
10.8	10.8	Placement Agency Agreement, Second Amendment, dated November 15, 2013, between the Registrant and Gottbetter Capital Markets, LLC (1)
10.9	10.9	Placement Agency Agreement, Third Amendment, dated February 6, 2014, between the Registrant and Gottbetter Capital Markets, LLC (6)
10.10	10.10	Placement Agency Agreement, Fourth Amendment, dated March 25, 2014, between the Registrant and Gottbetter Capital Markets, LLC (6)
10.11	10.11	Placement Agency Agreement, Fifth Amendment, dated April 30, 2014, between the Registrant and Gottbetter Capital Markets, LLC (6)
10.12	10.12	Placement Agency Agreement, Sixth Amendment, dated May 9, 2014, between the Registrant and Gottbetter Capital Markets, LLC (6)
10.13	10.9	Subscription Escrow Agreement, dated as of September 9, 2013, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital Markets, LLC (1)
10.14	10.10	Subscription Escrow Agreement, First Amendment dated as of November 15, 2013, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital Markets, LLC (1)
10.15	10.15	Subscription Escrow Agreement, Second Amendment dated as of February 6, 2014, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital Markets, LLC (6)
10.16	10.16	Subscription Escrow Agreement, Third Amendment dated as of March 25, 2014, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital Markets, LLC (6)
10.17	10.17	Subscription Escrow Agreement, Fourth Amendment dated as of April 30, 2014, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital Markets, LLC (6)
10.18	10.18	Subscription Escrow Agreement, Fifth Amendment dated as of May 9, 2014, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital Markets, LLC (6)
10.19	10.11	Escrow Agreement dated as of December 6, 2013 by and among the Registrant, the Indemnification and Shareholder Representative named therein and Gottbetter & Partners, LLP (1)
10.20	10.12	Employment Services Agreement, dated December 6, 2013, between the Registrant and Korstiaan Zandvliet (1)
10.21	10.13	Employment Services Agreement, dated December 6, 2013, between the Registrant and Robin Slakhorst (1)
10.22	10.14	Employment Services Agreement, dated December 6, 2013, between the Registrant and Maarten van der Sanden (1)

Exhibit Number	SEC Report Reference Number	Description

10.23	10.1	Employment Services Agreement, dated April 15, 2014 between the Registrant and Philip Cooke (5)
10.24	10.15	Registrant’s 2013 Equity Incentive Plan (1)
10.25	10.16	Form of Registration Rights Agreement (1)
10.26	10.17	License Agreement dated April 13, 2011 by and between Symbid B.V. and Symbid Cooperatie U.A. (1)
10.27	10.18	Platform Management Services Agreement April 6, 2011 by and between Symbid B.V. and Symbid Cooperatie U.A. (1)
10.28	10.19	Intellectual Property Transfer Agreement dated October 16, 2013 by and between Symbid B.V. and Stichting Symbid IP Foundation (1)
10.29	10.20	Intellectual Property License and Transfer Agreement dated October 16, 2013 by and between Stichting Symbid IP Foundation and Symbid Holding B.V. (1)
10.30	10.21	Addendum 1 dated December 5, 2013 to Intellectual Property License and Transfer Agreement dated October 16, 2013 by and between Stichting Symbid IP Foundation and Symbid Holding B.V. (1)
10.31	10.22	Intellectual Property Sublicense and Transfer Agreement dated December 5, 2013 by and between Symbid Holding B.V. and Symbid B.V. (1)
10.32	10.1	Share Purchase Agreement dated July 29, 2014, between the Registrant, Symbid Holding B.V., and FAC 2 B.V (7)
10.33	10.25	Agreement dated December 8, 2014 by and between the Registrant and Fortion Holding B.V. (8)
10.34	10.26	Subscription and shareholder agreement dated December, 2014, between the Registrant, Banca Sella Holding SPA and Marco Bicocchi Pichi (8)
10.35	10.1	Employment Services Agreement dated as of November 1, 2015 between Registrant and Dick Kooij (10)
10.36	10.2	Amendment No. 1 dated as of November 16, 2015 to Employment Services Agreement between Registrant and Dick Kooij (10)
10.37	10.1	Financial Public Relations Agreement dated as of July 1, 2015 between Registrant and Dynasty Wealth LLC (11)
10.38	10.1	First Amendment dated as of November 11, 2015 to Financial Public Relations Agreement dated as of July 1, 2015 between Registrant and Dynasty Wealth LLC (9)
10.39	10.2	Form of Restricted Stock Unit Agreement of Registrant (12)
14.1	14.1	Code of Ethics (2)
21.1*		Subsidiaries of Registrant
23.1*		Consent of Independent Registered Public Accounting Firm
31.1*		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2*		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1*		Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit Number	SEC Report Reference Number	Description

32.2*		Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*		XBRL Instance Document***
101.SCH*		XBRL Taxonomy Extension Schema Document***
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document***

(1)
Filed with the Securities and Exchange Commission on December 12, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated December 6, 2013, which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on October 25, 2011, as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1 (File No. 333-177500), which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on September 9, 2013, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated September 3, 2013, which exhibit is incorporated herein by reference.

(4)
Filed with the Securities and Exchange Commission on March 13, 2014, an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) dated December 6 , 2013, which exhibit is incorporated herein by reference.

(5)
Filed with the Securities and Exchange Commission on April 18, 2014, as an exhibit, numbered as indicated above , to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

(6)
Filed with the Securities and Exchange Commission on May 21, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-1 (File No. 333-196153), which exhibit is incorporated herein by reference.

(7)
Filed with the Securities and Exchange Commission on August 4, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated July 29, 2014, which exhibit is incorporated herein by reference.

(8)
Filed with the Securities and Exchange Commission on March 25, 2015, as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, which exhibit is incorporated herein by reference.

(9)
Filed with the Securities and Exchange Commission on November 12, 2015, as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, which exhibit is incorporated herein by reference.

(10)
Filed with the Securities and Exchange Commission on November 19, 2015, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K dated November 16, 2015, which exhibit is incorporated herein by reference.

(11)
Filed with the Securities and Exchange Commission on July 8, 2015, as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K dated July 1, 2015, which exhibit is incorporated herein by reference.

(12)
Filed with the Securities and Exchange Commission on July 31, 2015, as an exhibit, numbered as indicated above, to the Registrant’s Registration Statement on Form S-8, which exhibit is incorporated herein by reference.

*  Filed herewith

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

SYMBID CORP.

Dated: March 25, 2016	By:	/s/ Korstiaan Zandvliet
	Name	Korstiaan Zandvliet
	Title	Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 25, 2016	By:	/s/ Dick Kooij
	Name	Dick Kooij
	Title	Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Korstiaan Zandvliet	Chief Executive Officer and President (Principal	March 25, 2016
Korstiaan Zandvliet	Executive Officer) and Director

/s/ Robin Slakhorst	Vice President and Director	March 25, 2016
Robin Slakhorst

/s/ Hendrik Kasteel	Director	March 25, 2016
Hendrik Kasteel

/s/ Michiel Buitelaar	Director	March 25, 2016
Michiel Buitelaar

/s/ Jérôme Koelewijn	Director	March 25, 2016
Jérôme Koelewijn

/s/ Vincent Lui	Director	March 25, 2016
Vincent Lui

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Symbid Corp

We have audited the accompanying consolidated balance sheets of Symbid Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2015. Symbid Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symbid Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses during the year ended December 31, 2015, and has negative cash flows from operations of $1,800,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully refinance or raise capital to fund ongoing operations there would be a material adverse effect to the consolidated financial statements.

/s/ Friedman LLP

East Hanover, New Jersey
March 25, 2016

SYMBID CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$553,696	$233,068
Accounts receivable, less allowance for doubtful accounts of $39,847 and $4,672 respectively	64,639	45,070
Prepaid expenses and other current assets	42,553	53,366
Total current assets	660,888	331,504

Property and equipment, at cost, less accumulated depreciation	15,108	8,480
Investments in associated companies	1,134	10,750
Intangible assets, net	785,070	1,031,692
Total assets	$1,462,200	$1,382,426

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$88,774	$378,023
Accrued expenses and other current liabilities	301,896	291,540
Current maturities of notes payable	32,993	36,771
Subordinated loan – related party	73,016	81,378
Total current liabilities	496,679	787,712

Notes payable, less current maturities	49,476	91,914
8% Convertible promissory notes payable, net of $722,622 discount	587,378	-
Derivative liability – warrants	-	153,154
Total liabilities	1,133,533	1,032,780

Commitments

Stockholders' Equity

Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 36,909,472 and 33,182,100 respectively	36,909	33,182

Additional paid-in capital	7,635,104	5,367,771
Accumulated other comprehensive loss	(322,183)	(178,522)
Accumulated deficit	(6,994,274)	(4,794,760)
Total Symbid Corp. stockholders' equity	355,556	427,671
Noncontrolling interests	(26,889)	(78,025)
Total stockholders' equity	328,667	349,646
Total liabilities and stockholders' equity	$1,462,200	$1,382,426

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)

	Year ended
	December 31,
	2015	2014
Revenues
Crowdfunding	$282,155	$267,358
The Funding Network	47,975	-
Other	22,946	8,967
Total revenues	353,076	276,325
Operating expenses
Selling, general and administrative	1,543,827	2,166,028
Professional fees	721,963	776,243
Research and development costs	59,930	320,032
Depreciation and amortization	145,543	70,517
Bad debt expense (recoveries)	36,292	(14,349)
Total operating expenses	2,507,555	3,318,471

Operating loss	(2,154,479)	(3,042,146)

Other income (expense)
Fair value adjustment derivative liability – warrants	(7,791)	291,662
Interest expense and amortization of debt discount	(148,509)	(31,405)
Government subsidy	-	10,962
Gain on sale of investment in Gambitious B.V.	11,504	-
Losses from equity method investments	-	(47,226)
Other income and expense	-	(3,641)
Total other expense	(144,796)	220,352

Net loss	(2,299,275)	(2,821,794)

Net loss attributable to noncontrolling interests	(99,761)	(28,794)

Net loss attributable to Symbid Corp. stockholders	$(2,199,514)	$(2,793,000)

Basic and diluted net loss per common share	$(0.06)	$(0.10)

Weighted average number of shares outstanding
Basic and diluted	35,263,977	28,396,751

Share-based compensation expense included in operating expenses:
Selling, general and administrative	$286,298	$832,827
Professional fees	152,711	139,455
Research and development costs	33,791	5,029
	$472,800	$977,311

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(EXPRESSED IN US DOLLARS)

	Year ended
	December 31,
	2015	2014

Net loss	$(2,299,275)	$(2,821,794)
Other comprehensive loss:
Foreign currency translation adjustments	(143,661)	(134,493)
Comprehensive loss	(2,442,936)	(2,956,287)

Net loss attributable to noncontrolling interests	(99,761)	(28,794)
Foreign currency translation income (loss) attributable to noncontrolling interests	10,129	10,366
Comprehensive loss attributable to noncontrolling interests	(89,632)	(18,428)

Comprehensive loss attributable to Symbid Corp. stockholders	$(2,353,304)	$(2,937,859)

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(EXPRESSED IN US DOLLARS)

	Symbid Corp. Stockholders’
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Symbid Corp. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity

Balance, January 1, 2014	34,268,736	34,268	2,041,052	(44,029)	(2,001,760)	29,531	(59,597)	(30,066)

Proceeds from the issuance of common stock, net of issuance costs	2,754,794	2,755	1,102,518	-	-	1,105,273	-	1,105,273
Cancellation of Gambitious and Equidam Escrow Shares	(8,300,000)	(8,300)	8,300	-	-	-	-	-
Issuance of common stock for services	208,570	209	97,011	-	-	97,220	-	97,220
Issuance of common stock for assets	2,750,000	2,750	1,192,342	-	-	1,195,092	-	1,195,092
Reclassification of warrants	-	-	123,569	-	-	123,569	-	123,569
Share Based compensation related to employee share based awards	-	-	159,479	-	-	159,479	-	159,479
Fortion Holding B.V. - Shares issued under Strategic Alliance Agreement	1,500,000	1,500	643,500	-	-	645,000		645,000
Translation adjustment	-	-	-	(134,493)	-	(134,493)	10,366	(124,127)
Net loss	-	-	-	-	(2,793,000)	(2,793,000)	(28,794)	(2,821,794)
Balance, December 31, 2014	33,182,100	33,182	5,367,771	(178,522)	(4,794,760)	427,671	(78,025)	349,646

Proceeds from the issuance of common stock, net of issuance costs	1,448,232	1,448	722,668	-	-	724,116	-	724,116
Issuance of common stock for services	530,904	531	181,856	-	-	182,387	-	182,387
Reclassification of warrants	-	-	160,945	-	-	160,945	-	160,945
Share Based compensation related to employee share based awards	988,236	988	320,166	-	-	321,154	-	321,154
Symbid Italia formation	-	-	(129,918)	-	-	(129,918)	140,768	10,850
Conversion of 8% Notes	760,000	760	189,240	-	-	190,000	-	190,000
Beneficial conversion feature	-	-	822,376	-	-	822,376	-	822,376
Translation adjustment	-	-	-	(143,661)	-	(143,661)	10,129	(133,532)
Net loss	-	-	-	-	(2,199,514)	(2,199,514)	(99,761)	(2,299,275)
Balance, December 31, 2015	36,909,472	$36,909	$7,635,104	$(322,183)	$(6,994,274)	$355,556	$(26,889)	$328,667

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

	Year ended
	December 31,	December 31,
Cash flows from operating activities	2015	2014
Net loss	$(2,299,275)	$(2,821,794)
Adjustments to reconcile net loss to net cash
used in operating activities
Employee and non-employee stock based compensation	320,089	159,479
Shares issued under strategic alliance agreement	-	645,000
Stock issued for services	182,387	97,220
Depreciation and amortization	145,543	70,517
Amortization of debt discount	99,753	-
Equity in losses of Gambitious and Kredietpaspoort	-	47,225
Warrant liability - fair value adjustment	7,791	(291,662)
Provision for doubtful accounts	36,292	(14,349)
Gain on sale of investment in Gambitious B.V.	(11,504)	-
Deferred government grants	-	(10,963)
Changes in assets and liabilities
Accounts receivable	(60,926)	(31,632)
Prepaid expenses and other current assets	5,431	(928)
Accounts payable	(262,073)	270,297
Accrued Expenses and other current liabilities	33,449	61,138
Net cash used in operating activities	(1,803,043)	(1,820,452)

Cash flows from investing activities
Investment in associated companies	$-	$(57,306)
Proceeds from sale of investment in Gambitious B.V.	20,309	-
Acquisition of property and equipment	(9,885)	(6,857)
Net cash provided by (used in) investing activities	10,424	(64,163)

Cash flows from financing activities
Proceeds from 8% convertible promissory notes payable	$1,500,000	$-
Proceeds from the issuance of common stock, net of issuance costs	724,116	1,369,996
Repayments of notes payable	(33,583)	(39,769)
Net cash provided by financing activities	2,190,533	1,330,227

Effect of exchange rate changes on cash	(77,286)	(104,136)
Net (decrease) / increase in cash	320,628	(658,524)

Cash and cash equivalents, beginning of year	233,068	891,592
Cash and cash equivalents, end of year	$553,696	$233,068

Supplemental cash flow disclosures
Interest paid	$(13,609)	$(31,405)

Non-cash investing and financing activities
Change in accrued expenses related to non-employee share based payments	$1,065	$76,208
Reallocation of noncontrolling interests	129,918	-
Conversion of 8% convertible promissory notes	190,000	-
Fair value of shares issued related to acquisitions of assets	-	1,195,092
Fair value of warrant liability recorded	-	264,723

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

On February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation was created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi. Through Symbid Italia, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs can connect, fund, grow together and digitalize financial services for Italian small and medium enterprises. Symbid Italia represents the first stage of the European roll-out of our crowdfunding platform outside of The Netherlands. In connection with the formation of Symbid Italia, we paid $284,525 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest. At December 31, 2015, the Company holds a controlling interest of 50.1% in Symbid Italia, as such, the results of Symbid Italia’s operations have been included in the consolidated financial statements (see Note 6).

As of December 31, 2015, the Company has a 14.53% ownership in Kredietpaspoort Coöperatie U.A. (“Kredietpaspoort”), a Cooperative located in the Netherlands, through its wholly owned subsidiary Symbid B.V. and Symbid Coop, a variable interest entity which we effectively control through corporate governance rather than through any ownership further discussed in Note 3. The Kredietpaspoort is a cloud- based platform that is in development to provide credit evaluation and financing options to SME companies in the Netherlands. In addition, the Company’s Chief Commercial Officer owns a 5.72% interest in Kredietpaspoort. At December 31, 2015, the combined holdings in Kredietpaspoort by Symbid B.V., Symbid Coop and our executive officer totaled approximately 20.25% (see Note 11).

During the first quarter of 2015, the Company sold its remaining interest in Gambitious Coöperatie UA (“Gambitious Coop”) to better align the goals of the Company. As of December 31, 2014, the Company, through its ownership in Gambitious Coop, had a 12% indirect ownership interest in Gambitious B.V. (“Gambitious”), a company located in the Netherlands, which uses the Company’s platform to raise capital for video games produced by a wide range of developers (see Note 6).

As of December 31, 2015 and December 31, 2014, the Company held a 7% ownership interest in Equidam Holding B.V. (“Equidam”). Equidam started as an online valuation tool for private companies with a particular focus on SME’s, Equidam now also offers simple monitoring services to investors on the Company’s platform.

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

Liquidity and Going Concern Matters

The accompanying consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring net losses during the years ended December 31, 2015 and 2014 of approximately $2,299,000 and $2,822,000, respectively. At December 31, 2015 and 2014, the Company had working capital of $164,000 and a working capital deficit of $456,000, respectively. As of December 31, 2015, the Company had cash on hand of approximately $554,000 and current liabilities to credit institutions of $33,000. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its significant subsidiaries on a consolidated basis. The Company also includes subsidiaries over which a direct or indirect legal or effective control exists and for which the Company is deemed to direct the significant activities and has the obligation to absorb the losses or benefits of the entities. All intercompany accounts, balances and transactions with other consolidated entities have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company’s accounts as well as those of a certain variable interest entity (“VIE”) for which the Company is the primary beneficiary.

Reclassifications

Certain reclassifications have been made to the 2014 financial statements to conform to the consolidated 2015 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

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

Noncontrolling Interests

The Company presents noncontrolling interests as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and upon loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Income and losses attributable to the non-controlling interests in Symbid Coop and Symbid Italia are presented separately in the Company’s statement of operations.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Crowdfunding

The Company generates its revenue from registration, administration and success fees within The Funding Network. Registration fee revenue is recognized as new portfolio companies register to The Funding Network.  Revenue from administration fees are collected from investors and recognized on a monthly basis calculated as a percentage of the volume of payments during the reporting period. There is no credit risk since the fees are collected directly at the moment that the transaction takes place on the platform. There is no right of return to investors once a crowdfunding proposition has been successfully funded. Revenue from success fees are recognized at the time the loan or equity crowdfunding proposition is successfully funded and there are no further obligations to the portfolio company. Until end of year 2015 there has been no credit risk since the success fees were collected directly at the moment that the transaction takes place on the platform. As of January 2016 we had to change the policy for collecting the success fees and there will be a credit risk going forward. At the start of a funding campaign, the entrepreneur signs a contract with Symbid pursuant to which he or she agrees to pay Symbid a success fee once a successful fund raising campaign for that entrepreneur closes. Once the funding campaign has closed, Symbid’s success fee is transferred by Intersolve, the third party banking entity that holds all funds in escrow until closing, and the net proceeds of the funding are transferred by Intersolve to the notary or in case of loan crowdfunding directly to the entrepreneur. Upon completion of the funding campaign on Symbid’s platform, services delivered under the contract with the entrepreneur have been and Symbid recognizes its success fee revenues at the time the campaign has been closed successful.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Derivative Liability - Warrants

In connection with the December 6, 2013 private placement offering (“PPO”) with a final closing on May 20, 2014, the Company issued warrants to purchase shares of its common stock to investors who purchased units in the PPO (“Investor Warrants”). The Company also issued warrants to purchase shares of its common stock to brokers in connection with the PPO (“Broker Warrants”). Both the Investor and Broker Warrants, at the option of the holder, may be exercised by cash payment of the exercise price to the Company. The warrants may be exercised on a cashless basis in accordance with the warrant agreement commencing one year after the initial closing date of the PPO if no registration statement registering the shares underlying the warrants is then in effect. Further, the exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including stock splits, stock dividends, and future issuances of the Company’s equity securities. As a result, the fair value of these warrants were classified as liabilities under the provisions of FASB ASC Topic 815-40, Contracts in an Entity’s Own Equity, as they are not indexed to the Company’s own stock. The fair value of these warrants was estimated using a Monte Carlo simulation. The Company updated its estimate of the fair value of the warrant liabilities in each reporting period as new information became available and any gains or losses resulting from the changes in fair value from period to period were included in other income or expense. The Company used model-derived valuations to determine the fair value and accordingly classify such warrants in Level 3 in the fair value hierarchy per ASC 820, Fair Value Measurements.

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash accounts. The Company’s borrowings approximate fair value as the rates of interest are similar to what they would receive from other financial institutions. Refer to Note 13, Derivative liability- warrants, which have been classified as Level 3 instruments.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Cash Held in Banks
The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to $109,000.

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

As of December 31, 2015 and 2014, the balance sheet accounts, with the exception of equity, were translated at 1 EUR to $1.0906 and $1.2155, respectively. The average translation rates applied to the statements of operations and cash flows for the years ended December 31, 2015 and 2014 were at 1 EUR to $1.1101 and 1 EUR to $ 1.3290, respectively.

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

The carrying value of the intangible asset with a definite live is reviewed on a regular basis for the existence of facts or circumstances that the intangible asset may be impaired. An asset is considered impaired when the undiscounted future cash flows expected to result from its planned use are less than the carrying value. If the carrying value of an asset is deemed not recoverable, it is adjusted downward to its estimated fair value. As of December 31, 2015, the Company performed an impairment analysis of its intangible asset which indicated that the future undiscounted cash flows of the asset exceeded its net carrying value. As such no impairment is required at December 31, 2015.

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

The Company reviews the collectability of accounts receivable based on an assessment of historic experience, current economic conditions, and other collection indicators. At December 31, 2015 and 2014, the Company has recorded an allowance for doubtful accounts for $39,847 and $4,672, respectively.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In May 2015, the FASB issued ASU No. 2015-09, Revenue from Contracts with Customers (“ASU 2015-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”), Deferral of the Effective Date. With the issuance of ASU 2015-14, the new revenue guidance ASU 2015-09 as amended by ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date for ASU 2015-09 for annual reporting periods beginning after December 15, 2016, but otherwise earlier adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (“ASU 2015-15”). This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and provides principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. ASU 2015-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessee’s to recognize assets and liabilities for leases with lease terms of more than 12 months in the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2018.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

3 - VARIABLE INTEREST ENTITY- SYMBID COOP

The Company holds a variable interest in Symbid Coöperatie UA (“Symbid Coop”). Symbid Coop is the lessee of the Company’s online crowdfunding platform. Symbid B.V. licenses the online platform exclusively to Symbid Coop. Two directors of the Company or also in the management of Symbid Coop, and three of the directors of the Company are in the management team of Symbid B.V. and Symbid Holding.

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

The classification and carrying amounts of assets and liabilities of Symbid Coop in the consolidated balance sheet are as follows:

	December 31,
	2015	2014
Current assets	$73,600	$43,497
Current liabilities	$186,214	$121,521

The assets related to Symbid Coop are not restricted.

4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
Prepaid expenses and other current assets	2015	2014
VAT return Q4 2015/ 2014	$17,827	$44,146
Revenues to be invoiced	2,472	1,173
Other prepaid expenses	10,883	8,047
Insurance premiums	11,371	-
	$42,553	$53,366

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

As of December 31, 2015 the Q4 (2015) VAT return accounted for 42% of total prepaid and other current assets. As of December 31, 2014 the Q4 (2014) VAT return of accounted for 83% of total prepaid and other current assets.

5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2015	2014
Computers and equipment	$20,868	$12,288
Less - Accumulated depreciation	(5,760)	(3,808)
	$15,108	$8,480

For the years ended December 31, 2015 and 2014, depreciation expense was $2,384 and $1,755, respectively.

6 - INVESTMENTS IN ASSOCIATED COMPANIES

Kredietpaspoort

As of April 2014, Symbid B.V. and Symbid Coop acquired membership interests of 6.50% and 6.03% of Kredietpaspoort, respectively. The initial investments in Kredietpaspoort by Symbid B.V. and Symbid Coop of approximately $17,000 and $16,000, respectively, were recorded in Investments in Associated Companies. In addition, during 2014 our Chief Executive Officer and Chief Commercial Officer, both of whom are Directors of the Company, each acquired membership interests of 5.15% and 4.96%, respectively, in Kredietpaspoort. In December of 2014, our Chief Executive Officer sold his interest of 5.15% in Kredietpaspoort, also there was a re-allocation of memberships. At December 31, 2015, our Chief Commercial Officer holds an interest of 5.72%, while the interests of each Symbid Coop and Symbid B.V. are 6.96% and 7.57%, respectively. As a result, our combined interest decreased from 22.64% to 20.25%. The Company continues to account for its investment in Kredietpaspoort on the equity method basis of accounting, as Symbid has the ability to exercise significant influence over the operating and financial policies of Kredietpaspoort through representation on the Kredietpaspoort board of directors and the combined voting interest of Symbid and its Chief Commercial Officer. As of December 31, 2014, the Kredietpaspoort investment balance has been reduced to nil, as the Company has suffered losses beyond the initial investment balance.  As of December 31, 2015, the initial investment has not been recovered.

Gambitious

In previous periods, the Company had an indirect ownership interest in Gambitious B.V. (“Gambitious”), a Company located in the Netherlands, which used the Company’s platform to raise capital for video games produced by a wide range of developers. On February 9, 2015, we sold our remaining 12% indirect interest in Gambitious for $20,360 and recorded a gain on investment of $11,504 which is included in other income in the consolidated statement of operations for year ended December 31, 2015. The Company feels that Gambitious is no longer a strategic fit with its evolving operations for the following reasons; Gambitious B.V. had incurred losses during 2014, the decision by Gambitious B.V. to switch its business focus to the publishing of games and the requirement of additional capital contributions from its existing owners.

As of December 31, 2014, the Company was an indirect shareholder in Gambitious B.V. holding 12% of total shares issued. At December 31, 2014, the Company has accounted for its investment in Gambitious Coöperatie UA (“Gambitious Coop”) on the equity method basis of accounting.

In May 2014, the Company sold 193 memberships in Gambitious Coop. As a result of this transaction, the Company had a direct interest in Gambitious Coop of 42%.

In April 2014, the Company participated in a funding round of Gambitious and contributed capital of approximately $25,000.

6 - INVESTMENTS IN ASSOCIATED COMPANIES (Continued)

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

Equidam
In August 2013, the Company acquired a 10% interest in Equidam for $1,134 recorded in Investments in Associated Companies. As December 31, 2015, the Company currently has a 7% ownership in Equidam, as the initial investment was diluted through a subsequent round of seed funding. The Company is accounting for their investment in Equidam on the cost basis of accounting. There have been no material transactions with Equidam during the reporting period.

7 – INTANGIBLE ASSET

On July 29, 2014, our wholly owned subsidiary Symbid Holding, a limited liability corporation in the Netherlands, acquired all the issued and outstanding shares of FAC B.V. in exchange for 2,750,000 shares of our restricted common stock. The sole asset of the FAC B.V. was a perpetual, worldwide, exclusive license to a software library of infrastructure technology, upon which we have developed a platform to enable cloud based financing solutions for small and medium sized enterprises, expanding on our current equity based crowdfunding solutions in the Netherlands. The asset acquired in the acquisition of the FAC B.V. does not meet the definition of a business and, therefore, has been accounted for as an asset acquisition.

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

The Company’s sole intangible asset consists of software obtained through the acquisition of the FAC B.V. The intangible asset consists of the following:

	December 31,
	2015	2014
Software	$984,267	$1,100,453
Less - Accumulated amortization	(199,197)	(68,762)
	$785,070	$1,031,691

7 – INTANGIBLE ASSET (Continued)

During the years ended December 31, 2015 and 2014, amortization expense related to software totaled approximately $143,159 and $68,762. Expected future amortization expense related to this intangible asset based on the carrying amount as of December 31, 2015 is as follows:

Years ending December 31,
2016	140,610
2017	140,610
2018	140,610
2019	140,610
2020	140,610
Thereafter	82,020
$785,070

8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2015	2014
Advisory costs	$89,829	$44,591
Interest	45,863	10,717
Wage tax return	19,035	17,992
Holiday pay allowance/Net salary	24,533	53,555
Penalty waiver	14,630	14,630
Marketing	38,069	70,347
Accrued stock liability	20,541	21,841
Development costs	-	14,174
Management fee	-	11,190
VAT related to Symbid Coop.	-	10,828
Other current liabilities	49,396	21,675
	$301,896	$291,540

All amounts are payable within one year.

9 - NOTES PAYABLE

	December 31,
	2015	2014
Line of credit	$-	$-
Working capital facility	82,469	128,685
Subordinated loan – related party	73,016	81,378
8% Convertible promissory notes	587,378	-
Total notes payable	742,863	210,063
Less - Current Maturities	(106,009)	(118,149)
Notes payable, less current maturities	$636,854	$91,914

9 - NOTES PAYABLE (Continued)

Working Capital Facility

The Company has two credit facilities with the Rabobank, a national bank in the Netherlands.

The facility consists of the following two agreements:

1.	Long term loan for approximately $198,000, bears interest of 6.4%, principal and interest is payable quarterly. The loan is paid on a quarterly basis in increments of approximately $8,000, starting on September 30, 2012. As of December 31, 2015, the loan balance was approximately $82,000.

2.	A line of credit of approximately $65,000 with a floating interest rate of approximately 8.4% and 8.15% at December 31, 2015 and December 31, 2014, respectively. There was no balance on the credit facility at December 31, 2015.

The working capital facility is secured by the following assets:

1.	Assets of the Company including receivables and intellectual property developed by the Company.

2.	Guarantee by principal members of management up to approximately $55,000.

3.	Guarantee by the Netherlands government for the remaining balance in a hypothetical liquidation up to approximately $237,000.

8% Convertible Promissory Notes

On June 10, 2015, the Company entered into a subscription agreement to conduct a private offering consisting of a minimum of $250,000 and up to a maximum of $1,500,000 of 8% unsecured convertible promissory notes (the “Notes”), convertible into common shares of the Company’s common stock. The Notes have a three year maturity from the date of issue and interest is payable annually. The Notes may be redeemed at any time after issuance by the Company for a pre-payment fee of 10% of the principal balance plus outstanding interest due. The Notes have an optional conversion feature price of $0.25 per share that can be exercised any time. However, upon maturity the mandatory conversion price is the lesser of (a) $0.25 or (b) the amount equal to 20% discount to the 10 day volume weighted average price per share for the period immediately prior to the mandatory conversion date with a floor price of $0.10 per share. The subscribers have been granted preemptive rights allowing participation in future financings at the then current price for a term of three years so that such subscriber may maintain its pro-rata interest in the Company.

Because the conversion rate of the Notes was less than the market value of the Company’s stock on the closing dates, the Company has recorded a beneficial conversion feature (“BCF”). The BCF is calculated by using the most favorable conversion price that would be in effect at the conversion date to measure the intrinsic value of an embedded conversion option. The BCF is recorded to additional paid-in capital with an offset to debt discount as prescribed by ASC 470-20. The discount against the Notes is accreted to interest expense using the effective interest rate method.

9 - NOTES PAYABLE (Continued)

8% Convertible Promissory Notes (Continued)

On July 14, 2015 the initial closing of the Notes took place under which the Company raised $250,000 from a total of seven investors. The Company recorded a debt discount related to the BCF of $62,500 resulting in an effective interest rate of 9.70%. For the year ended December 31, 2015, the Company recorded non-cash interest expense of $2,036 related to the amortization of the debt discount.  Accrued interest at December 31, 2015 is $2,213 and included in accrued expenses and other current liabilities.

On July 14, 2015, four investors from the July 14, 2015 closing converted an aggregate of $190,000 in Notes into 760,000 shares of unregistered common stock. Upon conversion the Company recorded $47,500 in interest expense and a corresponding reduction to the debt discount associated with these Notes.

On September 8, 2015 the Company held the final closing of the Notes under which it raised $1,250,000 from a total of six investors. The Company recorded a debt discount related to the BCF of $759,876 resulting in an effective interest rate of 32.42%. For the year ended December 31, 2015, the Company recorded non-cash interest expense of $50,218 related to the amortization of the debt discount.  Accrued interest at December 31, 2015 is $31,111 and included in accrued expenses and other current liabilities.

Convertible promissory notes payable and related convertible accrued interest as of December 31, 2015 are as follows:

	Principal	Accrued Interest	Debt Discount	Balance As of December 31, 2015
8% Convertible promissory notes July 14, 2015	$60,000	$2,213	$(12,964)	$49,249
8% Convertible promissory notes September 8, 2015	1,250,000	31,111	(709,658)	571,453
	$1,310,000	$33,324	$(722,622)	$620,702

Subordinated Loan - Related Party

On September 15, 2011, the Company entered into a loan agreement with a stockholder of the Company for approximately $73,000 due on September 15, 2015 with interest only payments of 4% per annum. On September 15, 2015, the maturity date of the loan was extended to December 31, 2016. The loan is subordinate to the interests of the working capital facility and is unsecured. As of December 31, 2015 accrued and unpaid interest is $12,539.

Aggregate Maturity Schedule of Borrowings

The aggregate maturities of long-term debt outstanding as of December 31, 2015 are as follows:

Year ending December 31,
2016	$106,009
2017	32,993
2018	1,326,483
$1,465,485

10 – CAPITAL STOCK

Common and Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

Net Loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. As of December 31, 2015, there are 5,853,530 Investor and 93,000 Broker Warrants which are excluded on the aforementioned basis. As of December 31, 2015, there are 518,222 unvested shares. As of December 31, 2015, there are 5,373,298 shares related to the convertible Notes that would be potentially dilutive if converted.

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

On May 20, 2014 and February 5, 2014, the Company completed closings under the December 6, 2013 PPO in which 2,380,810 and 373,984 units were sold, respectively. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock. The investor warrants are exercisable for a period of three years at a purchase price of $0.75 per share. As of December 31, 2014, the Company had issued 93,000 warrants to a placement agent as a commission. The broker warrants are exercisable for a period of three years at a purchase price of $0.50 (see Note 13).

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

10 – CAPITAL STOCK (Continued)

The following table displays the allocation of proceeds in connection with the December 6, 2013 PPO for the year ended December 31, 2014:

Gross proceeds from the PPO	$1,377,392
Issuance costs	(7,750)
Proceeds allocated to warrant liability	(264,369)
Proceeds allocated to common stock	$1,105,273

2013 Stock Incentive Plan

Before the Share Exchange on December 6, 2013, our Board of Directors adopted, and our stockholders approved, our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of our common stock to officers, key employees, consultants and directors. Refer to Note 12 on share based compensation plans.

Common Stock Issued for Services

During the years ended December 31, 2015 and 2014, the Company issued 74,991 and 1,689,570 shares common stock as consideration for professional services valued at $22,560 and $733,859, respectively.

During the year ended December 31, 2015, the Company issued 455,913 shares of fully vested restricted common stock to non- employee advisors and consultants as consideration for services performed. The fair value of fully vested restricted common stock issued to advisors and consultants during year ended December 31, 2015 was $159,827.

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

10 – CAPITAL STOCK (Continued)

Cancellation of Escrow Shares

On June 6, 2014, the Company determined not to proceed with the purchase of the additional shares in Gambitious, resulting in the cancellation of the 5,000,000 shares of common stock held in escrow.  An additional 300,000 shares were cancelled from the 900,000 shares due to the pre- Share Exchange shareholders as a result of subsequent sales of membership interests in Gambitious BV in February 2014 and May 2014 described in Note 4, which reduced the Company’s indirect ownership interest in Gambitious from 18% to 12%. The 5% hold back shares were released from escrow in March 2016.

On September 2, 2014, the Company determined not to proceed with the purchase of the additional shares in Equidam, resulting in the cancellation of the 3,000,000 shares of common stock held in escrow.

11 – NONCONTROLLING INTERESTS

Noncontrolling Interests

The composition of the net loss attributable to noncontrolling interests are as follows:

	Year Ended December 31,
	2015	2014
Symbid Coop- 100%	$43,202	$28,794
Symbid Italia – 49.9%	56,559	-
Total net loss attributable to NCI	$99,761	$28,794

The composition of noncontrolling interests as reported in the balance sheets are as follows:

	Year Ended December 31,
	2015	2014
Symbid Coop- 100%	$(112,614)	$(78,025)
Symbid Italia – 49.9%	85,725	--
Total equity (deficit) attributable to noncontrolling interests	$(26,889)	$(78,025)

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

12 - SHARE BASED COMPENSATION PLANS

2013 Stock Incentive Plan

Under the 2013 Plan, 5 million shares of the Company’s common stock have been reserved for issuance to officers, employees, directors, consultants and advisors to the Company. The stock plan provides for grants of options, stock appreciation rights, performance share awards, restricted stock and restricted stock unit awards (“the Awards”).  Up to 1,666,666 shares may be granted during the first 12 months following the Share Exchange and the remaining 3,333,332 shares may be granted during the first 24 months following the Share Exchange. As of December 31, 2015, there are 3,356,542 shares available for issuance under the 2013 Plan. The vesting period for the Awards under the 2013 Plan is determined by the Board at the date of grant and is generally one year.

During the year ended December 31, 2015, we awarded 640,958 shares of restricted stock units ("RSUs") to 20 employees, including our four executive officers and board members, and 30,000 shares to non-employee advisors and consultants under the 2013 Equity Incentive Plan.

During the year ended December 31, 2014, we awarded 921,250 shares of RSUs to 18 employees, including our four executive officers, and 201,000 shares to non-employee advisors and consultants under the 2013 Equity Incentive Plan.

Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. During the years ended December 31, 2015 and 2014, 911,236 and 57,500 shares of restricted stock vested, respectively.  During the years ended December 31, 2015 and 2014, there were forfeitures of 9,750 and 140,000 shares of restricted stock, respectively. The fair market value for stock-based compensation expense is equal to the closing price of our common stock on the date of grant, which is measured based on the publicly traded share price. The restrictions on the stock awards are released generally over one year.

The Company recognized share based compensation expense for employee awards of approximately $279,000 for the year ended December 31, 2015, of which $245,000 and $34,000 was recorded in selling, general and administrative expenses and research and development, respectively. The Company recognized share based compensation expense for employee awards of approximately $159,000 for the year ended December 31, 2014, of which $154,000 and $5,000 was recorded in selling, general and administrative expenses and research and development, respectively.

Unrecognized compensation expense for unvested employee RSUs at December 31, 2015 was approximately $123,000, which is expected to be recognized over the remaining weighted average period of .72 years.

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

During the years ended December 31, 2015 and 2014, we awarded 30,000 RSU’s to one advisor and 201,000 RSU’s to nine advisors under the 2013 Plan. Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting.

During the years ended December 31, 2015 and 2014, 168,500 and 45,500 awards vested. As of December 31, 2015, no non-employees have forfeited restricted stock or RSUs awarded under the 2013 Plan.

 12 - SHARE BASED COMPENSATION PLANS (Continued)

Under the 2013 Plan, for the years ended December 31, 2015 and 2014, the Company recognized share based compensation expense for non-employees of $41,000 and $30,000. As of December 31, 2015, the Company has recorded approximately $21,000 in accrued expenses and other liabilities related to these non- employee share arrangements, which are either subject to continued contractual service conditions or have not been settled in common stock of the Company.

Unrecognized compensation expense for unvested non-employee RSUs at December 31, 2015 was approximately $6,000, which is expected to be recognized over a weighted average of 0.49 years.

13 – DERIVATIVE LIABILITY – WARRANTS

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

December 31,
2014
Investor Warrants
Implied starting stock price	$0.40
Volatility	50%
Drift	0.64%-0.84%
Exercise price	$0.75
Minimum exercise price	$0.01
Warrant shares	5,853,530
Event date	January 31, 2015
Maturity	December 5, 2016 – May 20, 2017
Shares outstanding	33,182,100

December 31,
2014
Broker Warrants
Implied starting stock price	$0.40
Volatility	50%
Drift	0.64%-0.71%
Exercise price	$0.50
Minimum exercise price	$0.01
Warrant shares	93,000
Event date	January 31, 2015
Maturity	December 5, 2016- February 5, 2017
Shares outstanding	33,182,100

13 – DERIVATIVE LIABILITY – WARRANTS (Continued)

The fair value of the warrants issued was recorded in accordance with FASB ASC Topic 815-40, Contracts in Entity’s Own Equity. Accordingly, the Company determined that the fair value of the warrants represented a liability because the warrants had an anti-dilution restriction. The fair value of the warrants was recalculated each reporting period with the change in value taken as other income or expense in the Consolidated Statements of Operations.

As of May 19, 2015, February 4, 2015, December 5, 2014, the anti-dilution provision on the warrants issued May 20, 2014, February 5, 2014 and December 6, 2013, respectively, expired. The expiration of this term resulted in the reclassification of warrants into equity.  For the years ended December 31, 2015 and 2014, the fair value of the warrants reclassified to additional paid in capital was $160,945 and $123,569.

The following table summarizes the activity in Derivative liability- warrants within long term liabilities:

	Year Ended December 31, 2015
	December 31, 2014 Fair Value of Warrant Liability	Fair Value of Warrants Issued	Change in Fair value of Warrant Liabilities	Reclassification of Warrants to Equity at December, 31, 2015	December 31, 2015 Fair Value of Warrant Liability
Investor Warrants	$151,763	$-	$7,791	$(159,554)	$-
Broker Warrants	1,391	-	-	(1,391)	-
Total	$153,154	$-	$7,791	$(160,945)	$-

	Year Ended December 31, 2014
	December 31, 2013 Fair Value of Warrant Liability	Fair Value of Warrants Issued	Change in Fair value of Warrant Liabilities	Reclassification of Warrants to Equity at December, 31, 2014	December 31, 2014 Fair Value of Warrant Liability
Investor Warrants	$294,298	$262,521	$(287,723)	$(117,333)	$151,763
Broker Warrants	9,364	1,854	(3,939)	(6,236)	1,391
Total	$303,662	$264,375	$(291,662)	$(123,569)	$153,154

14 - DEFERRED GOVERNMENT GRANTS

The Company received two grants (one for each Symbid B.V. and Symbid Coop) from the Dutch Government for an innovation presentation contract (“IPC”) project for a total of approximately $63,000. The majority of the grant comes from the Company’s participation in a project called the “Kredietpaspoort”, a collaborative project between certain Companies to develop a credit evaluation and financing platform, or so- called ‘passport’ for entrepreneurs.

The grant is for work performed over a 2 year period starting in May 2012. The Company worked within the parameters of the IPC project and recognized the grant ratably over the period in which it was earned, or 24 months.  The deferred revenue was fully recognized during the first quarter of 2014. At the closing of the IPC project after the 24 month period the investment in dollar amounts and man hours by the Company and other participants have been converted collectively into an entity (Kredietpaspoort Coöperatie UA) which owns the IP of the project (see Note 6). The participants were issued memberships of the cooperative in exchange for their investments during the project.

14 - DEFERRED GOVERNMENT GRANTS (Continued)
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

15 – INCOME TAXES

As of December 31, 2015, the Company has net operating loss carry forwards of approximately $4,813,799 that can be utilized to offset future taxable income for income tax purposes. Net operating loss carry forwards expire starting in 2021. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

15 – INCOME TAXES (Continued)
The following table reconciles the statutory rates to the Company’s effective tax rate:

	December 31,
	2015	2014

U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
Dutch income tax rate	20%	20%
Equity Method Pick-Up – Symbid Holding	(9.02)	(9.53)
Other, less than 1%	(.10)	(.15)
Effective income tax rate	10.88	10.32
Effect on valuation allowance	(10.88)	(10.32)
Effective income tax rate	0%	0%

The Company has temporary differences related to its net operating loss, which give rise to a deferred tax asset of approximately $ 868,000 and $ 562,000 for the period ended December 31, 2015 and 2014, respectively.  The Company maintains a 100% valuation allowance against its deferred tax assets as of December 31, 2015 and 2014, respectively.

The Company is subject to income tax examinations by tax authorities for 2015, 2014 and 2013.

16 - RELATED PARTY TRANSACTIONS

Management Fees

Following the Share Exchange on December 6, 2013, the three officers of the Company entered into employment agreements and became salaried employees of Symbid Corp. During the year ended December 31, 2014, total expenses recorded under these agreements were approximately $261,000. As of December 31, 2014, $11,000 has been accrued and recorded in accounts payable and accrued expenses. For the year ended December 31, 2015, no expenses were recorded under these agreements and all amounts have been paid in full.

Other

See Note 9 for related party financing arrangements.

17 – COMMITMENTS

Fortion Agreement

On December 8, 2014, we entered into an agreement with Fortion Holding B.V., a Netherlands limited liability corporation conducting its business under the trade name Credion. Under the agreement with Credion, for the period January 1, 2016 through December 31, 2017, we may be required to issue up to an additional 750,000 shares of our restricted common stock as follows:

For the years ended December 31,	Shares of Restricted Common Stock
2016	500,000
2017	250,000
750,000

17 – COMMITMENTS (Continued)

The number of shares to be issued for each of 2016 and 2017 will be based upon the number of monitoring start packages of EUR 300 times the number of companies purchasing those packages from us that have been introduced to us by Credion. The value of this turnover will be translated into a number of shares of restricted stock based on the fair value valuation as at December 31 of the relevant time periods as defined in the table above, and maximized at the number of shares for the specific period payable on December 31, 2016 and 2017. For the year ended December 31, 2015, 5 monitoring start packages were sold under the agreement and an accrual of approximately $1,700 has been recorded at December 31, 2015.

Rental Agreement
Our principal executive offices are located at Marconistraat 16, 3029 AK Rotterdam, The Netherlands, where we occupy approximately 1,075 square feet (100 square meters). We have signed a two-year lease for this space effective as of January 1, 2014 under which we pay monthly rent of €1,700 (approximately US$1,900). After the expiration of the two-year lease agreement, we are currently leasing this property on a monthly basis. Also our offices in Amsterdam are being rented on a month-by-month basis for a monthly rent of €1,700 (approximately $1,900).