Form 10-Q
period 2016-03-31
SYMBID CORP.
filed 2016-05-12
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 32,277,039 shares of the issuer’s common stock outstanding as of May 10, 2016.

SYMBID CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

 SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash	$227,455	$553,696
Accounts receivable, less allowance for doubtful accounts of $21,559 and $39,847 respectively	102,055	64,639
Prepaid expenses and other current assets	143,515	42,553
Total current assets	473,025	660,888

Property and equipment, at cost, less accumulated depreciation	20,376	15,108
Investments in associated companies	1,181	1,134
Intangible assets, net	780,791	785,070
Total assets	$1,275,373	$1,462,200

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities
Accounts payable	$443,203	$88,774
Accrued expenses and other current liabilities	308,834	301,896
Current maturities of notes payable	34,351	32,993
Subordinated loan – related party	76,022	73,016
Total current liabilities	862,410	496,679

Notes payable, less current maturities	51,513	49,476
8% Convertible promissory notes payable, net of $677,690 and $722,622 discount, respectively	632,310	587,378
Total liabilities	1,546,233	1,133,533

Commitments

Stockholders' (Deficiency) Equity

Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 36,909,472 and 36,909,472, respectively	36,909	36,909

Additional paid-in capital	7,676,451	7,635,104
Accumulated other comprehensive loss	(289,916)	(322,183)
Accumulated deficit	(7,656,942)	(6,994,274)
Total Symbid Corp. stockholders' (deficiency) equity	(233,498)	355,556
Noncontrolling interests	(37,362)	(26,889)
Total stockholders' (deficiency) equity	(270,860)	328,667
Total liabilities and stockholders' equity	$1,275,373	$1,462,200

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended
	March 31,
	2016	2015
Revenues
Crowdfunding	$72,806	$54,394
The Funding Network	12,049	-
Other	4,412	19,472
Total revenues	89,267	73,866
Operating expenses
Selling, general and administrative	514,911	393,868
Professional fees	137,035	186,670
Research and development costs	17,118	22,242
Depreciation and amortization	36,819	36,938
Bad debt expense (recoveries)	(19,591)	15,485
Total operating expenses	686,292	655,203

Operating loss	(597,025)	(581,337)

Other income (expense)
Fair value adjustment derivative liability – warrants	-	(7,274)
Interest expense and amortization of debt discount	(73,266)	(2,714)
Gain on sale of investment in Gambitious B.V.	-	11,504
Total other income (expense)	(73,266)	1,516

Net loss	(670,291)	(579,821)

Net loss attributable to noncontrolling interests	(7,623)	(12,848)

Net loss attributable to Symbid Corp. stockholders	$(662,668)	$(566,973)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	36,909,472	34,079,498

Share based compensation expense included in operating expenses:
Selling, general and administrative	$42,339	$120,290
Professional fees	-	44,212
Research and development costs	1,558	15,881
	$43,897	$180,383

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended
	March 31,
	2016	2015

Net loss	$(670,291)	$(579,821)
Other comprehensive loss:
Foreign currency translation income (loss)	32,267	(103,648)
Comprehensive loss	(638,024)	(683,469)

Net loss attributable to noncontrolling interests	(7,623)	(78,025)
Foreign currency translation (loss) income attributable to noncontrolling interests	(2,850)	8,871
Comprehensive loss attributable to noncontrolling interests	(10,473)	(69,154)

Comprehensive loss attributable to Symbid Corp. stockholders	$(627,551)	$(614,315)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended
	March 31,
Cash flows from operating activities	2016	2015
Net loss	$(670,291)	$(579,821)
Adjustments to reconcile net loss to net cash
used in operating activities
Employee and non-employee share based compensation	41,347	180,383
Depreciation and amortization	36,819	36,938
Amortization of debt discount	44,932	-
Warrant liability - fair value adjustment	-	7,274
Provision for doubtful accounts	(19,357)	15,485
Gain on sale of investment in Gambitious B.V.	-	(11,504)
Changes in assets and liabilities
Accounts receivable	(14,401)	9,769
Prepaid expenses and other current assets	(96,365)	(45,293)
Accounts payable	344,724	35,207
Accrued expenses and other current liabilities	1,252	(77,124)
Net cash used in operating activities	(331,340)	(428,686)

Cash flows from investing activities
Proceeds from sale of investment in Gambitious B.V.	$-	$20,309
Acquisition of property and equipment	(5,784)	-
Net cash (used in) provided by investing activities	(5,784)	20,309

Cash flows from financing activities
Proceeds from the issuance of common stock, net of issuance costs	$-	$624,116
Net cash provided by financing activities	-	624,116

Effect of exchange rate changes on cash	10,883	(35,200)
Net (decrease) / increase in cash	(326,241)	180,539

Cash and cash equivalents, beginning of period	553,696	233,068
Cash and cash equivalents, end of period	$227,455	$413,607

Supplemental cash flow disclosures
Interest paid	$(1,349)	$(5,982)

Non-cash investing and financing activities
Change in accrued expenses related to non-employee share based payments	$-	$61,302
Reallocation of noncontrolling interests	-	129,918

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1 - BUSINESS, ORGANIZATION AND LIQUIDITY

Interim Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2016 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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
On February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation was created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi. Through Symbid Italia, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs can connect, fund, grow together and digitalize financial services for Italian small and medium enterprises. Symbid Italia represents the first stage of the European roll-out of our crowdfunding platform outside of The Netherlands. In connection with the formation of Symbid Italia, we paid $284,525 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest. At March 31, 2016, the Company holds a controlling interest of 50.1% in Symbid Italia, as such, the results of Symbid Italia’s operations have been included in the condensed consolidated financial statements (see Note 9).    At the direction of the Symbid Italia board of directors, a special Symbid Italia shareholder meeting was held on April 29, 2016, at which it was determined to liquidate Symbid Italia and return the residual capital to the Symbid Italia shareholders. Refer to Note 13 for additional information.

As of March 31, 2016 and December 31, 2015, the Company has a 14.53% ownership in Kredietpaspoort Coöperatie U.A. (“Kredietpaspoort”), a Cooperative located in the Netherlands, through its wholly owned subsidiary Symbid B.V. and Symbid Coop, a variable interest entity which we effectively control through corporate governance rather than through any ownership further discussed in Note 5. The Kredietpaspoort is a cloud- based platform that is in development to provide credit evaluation and financing options to SME companies in the Netherlands. In addition, the Company’s Chief Commercial Officer owns a 5.72% interest in Kredietpaspoort. At March 31, 2016 and December 31, 2015, the combined holdings in Kredietpaspoort by Symbid B.V., Symbid Coop and our executive officer totaled approximately 20.25% (see Note 5).

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

During the first quarter of 2015, the Company sold its remaining interest in Gambitious Coöperatie UA (“Gambitious Coop”) to better align the goals of the Company (see Note 5).

As of March 31, 2016 and December 31, 2015, the Company held a 7% ownership interest in Equidam Holding B.V. (“Equidam”). Equidam started as an online valuation tool for private companies with a particular focus on SME’s, Equidam now also offers simple monitoring services to investors on the Company’s platform.

Liquidity and Going Concern Matters
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses during the three months ending March 31, 2016 and 2015 of approximately $670,000 and $580,000, respectively. At March 31, 2016 and December 31, 2015, the Company had a working capital deficit of $389,000 and working capital of $164,000, respectively. As of March 31, 2016, the Company had cash on hand of $227,000 and current liabilities to credit institutions of $34,000. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern.

Management has evaluated the significance of these conditions and has determined that the recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

Management plans to mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern through ongoing fund raising efforts with new and current strategic institutional investors and by implementing a cost reduction program. The most significant changes that will be made as a result of the cost reduction program will include; (1) the transfer of the full product development team to other employers, (2) the cancellation of second office location in Amsterdam, (3) the revision of the internationalization strategy and (4) the cancellation of three other full-time employee agreements. These changes will result in a reduction in head count at the Company by at least half, from 25 full-time employees to approximately 12 full time employees. The primary goal of the cost reduction program is to significantly reduce the cash flow needs of the Company over the next six months in order to reduce the time that it will take for the Company to reach its breakeven point. Management estimates that the implementation of the of the cost reduction program will result in the Company reaching its breakeven point in approximately twelve months. By raising additional funds and reducing operational costs management intends to lower the overall cash burn of the Company and be able to meet its operating requirements.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
Certain reclassifications have been made to the 2015 financial statements to conform to the condensed consolidated 2016 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

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

Revenue Recognition

Crowdfunding
The Company generates its revenue from registration, administration and success fees within The Funding Network. Registration fee revenue is recognized as new portfolio companies register to The Funding Network.  Revenue from administration fees are collected from investors and recognized on a monthly basis calculated as a percentage of the volume of payments during the reporting period. There is no credit risk since the fees are collected directly at the moment that the transaction takes place on the platform. There is no right of return to investors once a crowdfunding proposition has been successfully funded. Revenue from success fees are recognized at the time the loan or equity crowdfunding proposition is successfully funded and there are no further obligations to the portfolio company. Prior to January 2016 there was no credit risk as the success fees were collected directly at the moment the transaction took place on the platform. As of January 2016, we changed the policy for collecting the success fees and there will be a credit risk going forward. At the start of a funding campaign, the entrepreneur signs a contract with Symbid pursuant to which he or she agrees to pay Symbid a success fee once a successful fund raising campaign for that entrepreneur closes. Once the funding campaign has closed, Symbid’s success fee is transferred by Intersolve, the third party banking entity that holds all funds in escrow until closing, and the net proceeds of the funding are transferred by Intersolve to the notary or in case of loan crowdfunding directly to the entrepreneur. Upon completion of the funding campaign on Symbid’s platform, services delivered under the contract with the entrepreneur have been rendered and Symbid recognizes its success fee revenue at the time the campaign has been successfully closed.

The Funding Network
On June 16, 2015, Loan Crowdfunding was launched by our wholly owned subsidiary, Symbid Holding B.V. The launch of this new peer-to-business lending service is intended to complement our existing Equity Crowdfunding service and support the development of our online funding platform for start-ups and small businesses, The Funding Network. This service will make use of our monitoring technology to provide investors ongoing insights into the performance of the business to which they have lent money. All businesses funded via Loan Crowdfunding will be required to register for Monitoring by Symbid for one full year via a monthly-based subscription model.  Revenue related to monitoring start packages is recognized ratably over the term of the subscription.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company accounts for the granting of equity based awards to employees using the fair value method, whereby all awards to employees will be recorded at fair value on the date of grant. The fair value of all equity based awards is expensed over their vesting period with a corresponding increase to additional paid in capital. The fair value of equity based awards is estimated using the most recent securities offering of the same or similar share classes. Compensation costs for stock based payments to employees with graded vesting are recognized on a straight line basis.

Based on guidance in ASC 505, Equity share based payments to nonemployees are measured at the fair value of the consideration received or the fair value of the equity instruments issued or liabilities incurred, whichever is more reliably measurable. The fair value of share based payments to nonemployees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award. Compensation costs for share based payments with graded vesting are recognized on a straight line basis. The cost of the share based payments to non employees that are fully vested and non forfeitable as at the grant date are measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit Risk

Cash Held in Banks
The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to $113,500.

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

As of March 31, 2016 and December 31, 2015, the balance sheet accounts, with the exception of equity, were translated at 1 EUR to $1.1355 and $1.0906, respectively. The average translation rates applied to the statements of operations and cash flows for the three months ended March 31, 2016 and 2015 were at 1 EUR to $1.1029 and 1 EUR to $ 1.1283, respectively.

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

The carrying value of the intangible asset is reviewed on a regular basis for the existence of facts or circumstances that the intangible asset may be impaired. An asset is considered impaired when the undiscounted future cash flows expected to result from its planned use are less than the carrying value. If the carrying value of an asset is deemed not recoverable, it is adjusted downward to its estimated fair value. As of December 31, 2015 and March 31, 2016, the Company performed an impairment analysis of its intangible asset which indicated that the future undiscounted cash flows of the asset exceeded its net carrying value. As such, no impairment was required at December 31, 2015 or March 31, 2016.

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

The Company reviews the collectability of accounts receivable based on an assessment of historic experience, current economic conditions, and other collection indicators. At March 31, 2016 and December 31, 2015, the Company has recorded an allowance for doubtful accounts for $21,559 and $39,847, respectively.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. (“ASU 2015-15”). This ASU provides guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and provides principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. ASU 2015-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The impact of adoption on the Company’s condensed consolidated financial statements has resulted in the expanded disclosures surrounding managements evaluation of the Company’s ability to continue as a going concern within the liquidity and going concern disclosure in Note 2 to the financial statements.

In May 2015, the FASB issued ASU No. 2015-09, Revenue from Contracts with Customers (“ASU 2015-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”), Deferral of the Effective Date. With the issuance of ASU 2015-14, the new revenue guidance ASU 2015-09 as amended by ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date for ASU 2015-09 for annual reporting periods beginning after December 15, 2016, but otherwise earlier adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessee’s to recognize assets and liabilities for leases with lease terms of more than 12 months in the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2018.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The adoption of this guidance is not expected to have an impact on the Company’s condensed consolidated financial statements.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share based Payment Accounting (“ASU 2016-09”), which addresses how companies account for certain aspects of share based payments to employees. Entities will be required to recognize the income tax effects of awards in the statement of income when the awards vest or are settled, and to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The ASU also addresses such areas as an accounting policy election for forfeitures and the amount an employer can withhold to cover income taxes and still qualify for equity classification. The amendments in this ASU will be effective for annual periods and for interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statements.

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

The classification and carrying amounts of assets and liabilities of Symbid Coop in the condensed consolidated balance sheet are as follows:

	March 31, 2016	December 31, 2015
Current assets	$97,449	$73,600
Current liabilities	$200,577	$186,214

The assets related to Symbid Coop are not restricted.

4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
Prepaid expenses and other current assets	2016	2015
VAT return	$46,291	$17,827
Revenues to be invoiced	7,108	2,472
Other prepaid expenses	9,894	10,883
Insurance premiums	80,222	11,371
	$143,515	$42,553

VAT in the Netherlands
In the Netherlands and Europe, it is compulsory for a business to charge VAT to its clients on the invoice. The VAT charged to a customer can be offset by VAT payable to the Company’s suppliers and the remainder is payable or receivable from the Dutch tax authorities. An important basic rule is that a company cannot reclaim any VAT, if it does not charge VAT on its invoices. At the moment Netherlands VAT rate is 21% (standard rate which also applies to the Company) or a reduced rate of 6% and 0% (for supply in the EU intra-Community supplies and export). For e-commerce special rules apply.

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

As of March 31, 2016 the Q1 (2016) VAT return of accounted for 32% of total prepaid and other current assets.
As of December 31, 2015 the Q4 (2015) VAT return accounted for 42% of total prepaid and other current assets.

5 - INVESTMENTS IN ASSOCIATED COMPANIES

Kredietpaspoort
As of April 2014, Symbid B.V. and Symbid Coop acquired membership interests of 6.50% and 6.03% of Kredietpaspoort, respectively. The initial investments in Kredietpaspoort by Symbid B.V. and Symbid Coop of approximately $17,000 and $16,000, respectively, were recorded in Investments in Associated Companies. In addition, during 2014 our Chief Executive Officer and Chief Commercial Officer, both of whom are Directors of the Company, each acquired membership interests of 5.15% and 4.96%, respectively, in Kredietpaspoort. In December of 2014, our Chief Executive Officer sold his interest of 5.15% in Kredietpaspoort, also there was a re-allocation of memberships. At March 31, 2016 and December 31, 2015, our Chief Commercial Officer holds an interest of 5.72%, while the interests of each Symbid Coop and Symbid B.V. are 6.96% and 7.57%, respectively. As a result, our combined interest decreased from 22.64% to 20.25%.

The Company continues to account for its investment in Kredietpaspoort on the equity method basis of accounting, as Symbid has the ability to exercise significant influence over the operating and financial policies of Kredietpaspoort through representation on the Kredietpaspoort board of directors and the combined voting interest of Symbid and its Chief Commercial Officer. As of December 31, 2014, the Kredietpaspoort investment balance was reduced to nil, as the Company suffered losses beyond the initial investment balance.  As of March 31, 2016, the initial investment has not been recovered.

5 - INVESTMENTS IN ASSOCIATED COMPANIES (Continued)

Gambitious
In previous periods, the Company had an indirect ownership interest in Gambitious B.V. (“Gambitious”), a Company located in the Netherlands, which used the Company’s platform to raise capital for video games produced by a wide range of developers. On February 9, 2015, the Company sold its remaining 12% indirect interest in Gambitious for $20,360 and recorded a gain on investment of $11,504 which is included in other income in the condensed consolidated statement of operations for the three months ended March 31, 2015.  The Company feels that Gambitious is no longer a strategic fit with its evolving operations for the following reasons; Gambitious B.V. had incurred losses during 2014, the decision by Gambitious B.V. to switch its business focus to the publishing of games and the requirement of additional capital contributions from its existing owners.

Equidam
In August 2013, the Company acquired a 10% interest in Equidam for $1,181 recorded in Investments in Associated Companies. As of March 31, 2016, the Company has a 7% ownership in Equidam, as the initial investment was diluted through a subsequent round of seed funding. The Company is accounting for their investment in Equidam on the cost basis of accounting. There have been no material transactions with Equidam during the reporting period.

6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
	2016	2015
Advisory costs	$71,681	$89,829
Interest	73,340	45,863
Wage tax return	58,786	19,035
Holiday pay allowance/Net salary	45,212	24,533
Penalty waiver	14,330	14,630
Marketing	12,420	38,069
Accrued stock liability	23,091	20,541
Other current liabilities	9,974	49,396
	$308,834	$301,896
All amounts are payable within one year.

7 - NOTES PAYABLE

	March 31,	December 31,
	2016	2015
Line of credit	$-	$-
Working capital facility	85,864	82,469
Subordinated loan – related party	76,022	73,016
8% Convertible promissory notes	632,310	587,378
Total notes payable	794,196	742,863
Less - Current Maturities	(110,373)	(106,009))
Notes payable, less current maturities	$683,823	$636,854

7 - NOTES PAYABLE (Continued)

Working Capital Facility
The Company has two credit facilities with the Rabobank, a national bank in the Netherlands.

The facility consists of the following two agreements:

1.
Long term loan for approximately $206,000, bears interest of approximately 6.4% and is payable quarterly with principal. The loan decreases on a quarterly basis by approximately $9,000, starting on September 30, 2012. As of March 31, 2016, the loan balance was approximately $86,000.

2.	A line of credit of approximately $68,000 with a floating interest rate of approximately 8.4% at March 31, 2016 and December 31, 2015. There was no balance on the credit facility at March 31, 2016.

The working capital facility is secured by the following assets:

1.	Assets of the Company including receivables and intellectual property developed by the Company.
2.	Guarantee by principal members of management up to approximately $57,000.
3.	Guarantee by the Netherlands government for the remaining balance in a hypothetical liquidation up to approximately $246,000.

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

On July 14, 2015 the initial closing of the Notes took place under which the Company raised $250,000 from a total of seven investors. The Company recorded a debt discount related to the BCF of $62,500 resulting in an effective interest rate of 9.70%. For the three months ended March 31, 2016, the Company recorded non-cash interest expense of $1,141 related to the amortization of the debt discount. Accrued interest at March 31, 2016 is $3,413 and included in accrued expenses and other current liabilities.

On July 14, 2015, four investors from the July 14, 2015 closing converted an aggregate of $190,000 in Notes into 760,000 shares of unregistered common stock. Upon conversion the Company recorded $47,500 in interest expense and a corresponding reduction to the debt discount associated with these Notes.

7 - NOTES PAYABLE (Continued)

On September 8, 2015 the Company held the final closing of the Notes under which it raised $1,250,000 from a total of six investors. The Company recorded a debt discount related to the BCF of $759,876 resulting in an effective interest rate of 32.42%. For the three months ended March 31, 2016, the Company recorded non-cash interest expense of $43,791 related to the amortization of the debt discount. Accrued interest at March 31, 2016 is $56,111 and included in accrued expenses and other current liabilities.

Convertible promissory notes payable and related convertible accrued interest as of March 31, 2016 are as follows:

	Principal	Accrued Interest	Debt Discount	Balance As of March 31, 2016
8% Convertible promissory notes July 14, 2015	$60,000	$3,413	$(11,823)	$51,590
8% Convertible promissory notes September 8, 2015	1,250,000	56,111	(665,867)	640,244
	$1,310,000	$59,524	$(677,690)	$691,834

Subordinated Loan - Related Party
On September 15, 2011, the Company entered into a loan agreement with a stockholder of the Company for approximately $76,000 due on September 15, 2015 with interest only payments of 4% per annum. On September 15, 2015, the maturity date of the loan was extended to December 31, 2016. The loan is subordinate to the interests of the working capital facility and is unsecured. As of March 31, 2016 accrued and unpaid interest is $13,816.

Aggregate Maturity Schedule of Borrowings
The aggregate maturities of long-term debt outstanding as of March 31, 2016 are as follows:

Year ending March 31,
2016	$110,373
2017	34,352
2018	1,327,161
$1,471,886

8 – CAPITAL STOCK

Common and Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

8 – CAPITAL STOCK (Continued)

Net Loss per Share
Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. As of March 31, 2016, there are 5,853,530 Investor and 93,000 Broker Warrants which are excluded on the aforementioned basis. As of March 31, 2016, there are 368,890 unvested shares. As of March 31, 2016, there are 5,478,098 shares related to the convertible Notes that would be potentially dilutive if converted.

Private Placement Offering
On January 28, 2015, the Company completed a private placement offering in which 1,248,232 shares of common stock were sold at $.50 per share generating gross proceeds of $624,116. In connection with the private placement offering the Company incurred advisory and professional fees of $21,410.

2013 Stock Incentive Plan
Before the Share Exchange on December 6, 2013, our Board of Directors adopted, and our stockholders approved, our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of our common stock to officers, key employees, consultants and directors. Refer to Note 10 on share based compensation plans.

Common Stock Issued for Services
During the three months ended March 31, 2015, the Company issued 233,150 shares of fully vested restricted common stock to non- employee advisors and consultants as consideration for services performed. The fair value of fully vested restricted common stock issued to advisors and consultants during the three months ended March 31, 2015 was $93,352. No common stock was issued for services during the three months ended March 31, 2016.

9 – NONCONTROLLING INTERESTS

The composition of the net loss attributable to noncontrolling interests are as follows:

	Three months ended March 31,
	2016	2015
Symbid Coop - 100%	$13,717	$(5,146)
Symbid Italia – 49.9%	(21,340)	(7,702)
Total net loss attributable to noncontrolling interests	$(7,623)	$(12,848)

9 – NONCONTROLLING INTERESTS (Continued)

The composition of noncontrolling interests as reported in the balance sheets are as follows:

	March 31, 2016	December 31, 2015
Symbid Coop - 100%	$(103,128)	$(112,614)
Symbid Italia – 49.9%	65,766	85,725
Total equity (deficit) attributable to noncontrolling interests	$(37,362)	$(26,889)

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

10 - SHARE BASED COMPENSATION PLANS

2013 Stock Incentive Plan
Under the 2013 Plan, 5 million shares of the Company’s common stock have been reserved for issuance to officers, employees, directors, consultants and advisors to the Company. The stock plan provides for grants of options, stock appreciation rights, performance share awards, restricted stock and restricted stock unit awards (“the Awards”). Up to 1,666,666 shares may be granted during the first 12 months following the Share Exchange and the remaining 3,333,332 shares may be granted during the first 24 months following the Share Exchange. As of March 31, 2016, there are 3,356,542 shares available for issuance under the 2013 Plan. The vesting period for the Awards under the 2013 Plan is determined by the Board at the date of grant and is generally one year. No awards were granted to employees or non-employees during the three months ended March 31, 2016.

Employee Share Based Compensation
During the three months ended March 31, 2015, we awarded 139,736 restricted stock units ("RSUs") to four employees under the 2013 Equity Incentive Plan.

Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. During the three months ended March 31, 2015, no shares of restricted stock vested, nor were there forfeitures of restricted stock. The fair market value for stock-based compensation expense is equal to the closing price of our common stock on the date of grant, which is measured based on the publicly traded share price. The restrictions on the stock awards are released generally over one year. For the three months ended March 31, 2016 and 2015, the Company recognized share based compensation expense for employee awards of approximately $41,000 and $117,000, respectively.

Unrecognized compensation expense for unvested employee RSU’ at March 31, 2016 was approximately $82,000, which is expected to be recognized over the remaining weighted average period of .48 years.

10 - SHARE BASED COMPENSATION PLANS (Continued)

Non-employee Share Based Compensation
Share based compensation expense related to restricted stock and restricted stock units (collectively ‘Non-Employee Awards’) granted to nonemployees is measured at the fair value of consideration received or the fair value of the equity instruments issued or liabilities incurred, whichever is more reliably measured. The cost of the share based payments to non- employees that are fully vested and non- forfeitable as at the grant date are remeasured and recognized at that date, unless there is a contractual term for services, in which case such compensation would be amortized over the contractual term.

During the three months ended March 31, 2015, we awarded 30,000 restricted stock units to one advisor under the 2013 Equity Incentive Plan. As of March 31, 2015, no non-employees have forfeited restricted stock or RSUs awarded under the 2013 Plan. As of March 31, 2016, 222,500 of the 231,000 awards of restricted stock issued to non-employees under the 2013 Plan, have vested.

For the three months ended March 31, 2016 and 2015, the Company recognized share based compensation expense for non-employees of approximately $3,000 and $19,000. As of March 31, 2016 and December 31, 2015, the Company recorded approximately $23,000 and $29,000 in accrued expenses and other liabilities related to these non-employee share arrangements, which are either subject to continued contractual service conditions or have not been settled in common stock of the Company.

Unrecognized compensation expense for unvested non-employee RSUs at March 31, 2016 was approximately $3,000, which is expected to be recognized over a weighted average of 0.25 years.

11 - RELATED PARTY TRANSACTIONS

Management Fees
Following the Share Exchange on December 6, 2013, the three officers of the Company entered into employment agreements and became salaried employees of Symbid Corp. During the three months ended March 31, 2015, total expenses recorded under these agreements were approximately $16,000.

Other
See Note 7 for related party financing arrangements.

12 – COMMITMENTS

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
750,000

The number of shares to be issued for each of 2016 and 2017 will be based upon the number of monitoring start packages of EUR 300 times the number of companies purchasing those packages from us that have been introduced to us by Credion. The value of this turnover will be translated into a number of shares of restricted stock based on the fair value valuation as at December 31 of the relevant time periods as defined in the table above, and maximized at the number of shares for the specific period payable on December 31, 2016 and 2017. For the year ended December 31, 2015, 5 monitoring start packages were sold under the agreement and an accrual of approximately $1,700 has been recorded in accrued expenses and other current liabilities at March 31, 2016. For the three months ended March 31, 2016, no monitoring start packages were sold.

13 - SUBSEQUENT EVENTS

Symbid Italia SpA liquidation
Our 50.1% owned subsidiary, Symbid Italia S.P.A.(“Symbid Italia”), formed on February 20, 2015, to develop the business of equity crowdfunding in Italy incurred operating losses during the year ended December 31, 2015, of approximately $118,000. Based thereon and following an extensive review of the prospects of Symbid Italia developing profitable operations in the near future and beyond, the board of directors and shareholders of Symbid Italia have determined that further investment in Symbid Italia is not warranted. This conclusion was based upon an assessment of the current and expected medium term Italian equity crowdfunding market, the view that the current European regulatory framework for equity crowdfunding reflects a country by country market rather than a pan European market which greatly limits expected synergies and economies of scale and because the Italian equity crowdfunding regulations restrict the ability to attract non-domestic investors. At the direction of the Symbid Italia board of directors, a special Symbid Italia shareholder meeting was held on April 29, 2016, at which it was determined to liquidate Symbid Italia and return the residual capital to the Symbid Italia shareholders. Notwithstanding the foregoing, we maintain a positive medium term outlook on the equity crowdfunding market.

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

Since 2011, we have been a Dutch leader in equity-based crowdfunding having funded 115 small and medium sized enterprises (“SME”) with over €11.5 million (approximately $10.45 million) in total crowdfunding volume since inception. As of March 31, 2016, we had a community of approximately 39,318 active investors.

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

On December 8, 2014 we entered into an agreement (the “Agreement”) with Fortion Holding B.V., a Netherlands limited liability corporation conducting its business under the trade name Credion (“Credion”). Credion provides financial advisory services in the Dutch small and medium enterprise (“SME”) markets and specializes in debt and equity financings for SMEs. The Agreement provides for a strategic alliance between us and Credion in which Credion’s extensive network of investors and entrepreneurs will be connected with each other through our online funding platform. Credion will process the funding for its SME clients through our platform resulting in monthly recurring revenue and transaction fees for us. The alliance is intended to provide more efficient access to capital for SMEs while greatly improving SME data monitoring standards for investors. SMEs utilizing the platform will have direct access to Credion’s investor clients as well as our investors.

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

Further to the planned European expansion of our equity crowdfunding operations, on February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi. In connection with the formation of Symbid Italia, we paid $ 284,525 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest. Subsequent to the period covered by this Report, after an extensive review of the prospects of Symbid Italia deveopling profitable operations in the near future and beyond, the board of directors and shareholders of Symbid Italia determined to liquidate Symbid Italia and return the residual capital to the shareholders of Symbid Italia (See Item 5. Other Information for additional details)

In June 2015, our loan crowdfunding program was launched, and in the beginning of July 2015 our first successful loan crowdfunding campaign was realized. The launch of this peer-to-business lending service complements our existing equity crowdfunding service and supports the development of our online funding platform for start-ups and small businesses, The Funding Network. Based on our existing crowdfunding technology, loan crowdfunding by Symbid will enable established businesses with at least 3 years of activity and positive cash flows to borrow money from a large group of investors, the “crowd”.

This service operates through a transaction-based model similar to our current equity crowdfunding service. There is a fixed 1% success fee upon the successful funding of a loan crowdfunding campaign, paid by the business, plus 1% per year for the term of the loan immediately payable upon successful closing of the campaign. In addition, investors are be charged a flat 1% administration fee.

To operate the loan crowdfunding Symbid Coöperatie UA obtained an exemption to mediate in redeemable funds from the Dutch Authority Financial Markets.

Highlights

The following is a summary of our financial performance for the three months ended March 31, 2016.

•	Consolidated revenue for the three month periods ended March 31, 2016 and 2015 totaled approximately $89,000 and $74,000, respectively, an increase of over 20%.

•	For the three months ended March 31, 2016, over 82% of our total revenues during this period was attributable to core online funding activities.

•	For the three month periods ended March 31, 2016 and 2015, total selling, general and administrative expenses totaled approximately $515,000 and $394,000, respectively.

•	As of March 31, 2016 and 2015 we had 25 full-time employees.

Results of Operations

The following tables set forth our condensed consolidated statements of income data:

	Three months ended
	March 31,
	2016	2015
Revenues
Crowdfunding	$72,806	$54,394
The Funding Network	12,049	-
Other	4,412	19,472
Total revenues	89,267	73,866
Operating expenses
Selling, general and administrative	514,911	393,868
Professional fees	137,035	186,670
Research and development costs	17,118	22,242
Depreciation and amortization	36,819	36,938
Bad debt expense (recoveries)	(19,591)	15,485
Total operating expenses	686,292	655,203

Operating loss	(597,025)	(581,337)

Other income (expense)
Fair value adjustment derivative liability – warrants	-	(7,274)
Interest expense and amortization of debt discount	(73,266)	(2,714)
Gain on sale of investment in Gambitious B.V.	-	11,504
Total other income (expense)	(73,266)	1,516

Net loss	(670,291)	(579,821)

Net loss attributable to noncontrolling interests	(7,623)	(12,848)

Net loss attributable to Symbid Corp. stockholders	$(662,668)	$(566,973)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	36,909,472	34,079,498

Crowdfunding Revenues

Crowdfunding Revenues were approximately $73,000 for the three month period ended March 31, 2016 as compared to approximately $54,000 for the three month period ended March 31, 2015. Total revenues increased for the three month period ended March 31, 2016 by approximately $15,000 compared to the prior year periods. The increase compared to prior year period is primarily attributable to equity crowdfunding fees earned on approximately $1,650,000 in total closed crowdfunding volume, compared to $950,000 of total crowdfunding volume in prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the three month period ended March 31, 2016 by approximately $121,000 to $515,000 compared to $394,000 for the prior year period. The increase is primarily attributable to onboarding of additional members of the product development team. We anticipate that selling, general, and administrative expenses will decrease significantly over the coming reporting periods due to a cost reduction program implementation in the subsequent period. The head count of the Company will be reduced to at least half (12 full-time employees) of the number of employees in the current reporting period working for the Company (25 full-time employees).

Professional Fees
Professional fees decreased for the three month period ended March 31, 2016 by approximately $50,000 to $137,000 compared to $187,000 for the prior year period. The decrease is primarily attributable to the absence of non-routine transactions during the current reporting period.

We anticipate professional fees will remain a substantial percentage of the operating costs in 2016. We anticipate incurring these costs in relation to the Company’s continued listing on the OTC markets.

Research and Development

Research and development costs decreased for the three month period ended March 31, 2016 by approximately $5,000 to $17,000 compared to $22,000 for the prior year period, due to a decrease in the outsourced product development services.

Other Income and Expenses

Total other expenses increased for the three month period ended March 31, 2016 by approximately $75,000 to an expense of $73,000 compared to an income of $2,000 of total other income in the prior year period. The decrease is primarily attributable to the interest expenses on the convertible notes issued by the Company in the third quarter of last year.

Loss from Operations Before Noncontrolling Interests

We incurred net losses from operations of approximately $670,000 and $580,000 for the three months ended March 31, 2016 and March 31, 2015. The increase in comparable losses was primarily due to the onboarding of additional members of the product development team and an increase in the interest expenses on the convertible notes issued in the third quarter of last year.

Financial Condition, Liquidity and Capital Resources

We will need additional capital to implement our strategies. There is no assurance that we will be able to raise the amount of capital that we seek for acquisitions or for future growth plans. Even if financing is available, it may not be on terms that are acceptable to us. In addition, we do not have any determined sources for any future funding. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan. We represent a speculative investment and investors may lose all of their investment. In order to be able to achieve our strategic goals, we need to further expand our business and financing activities. We aim to accomplish these goals by further developing our crowdfunding software platform which will require future capital and liquidity expansion. Since our inception in March 2011, our shareholders have contributed a significant amount of capital, making it possible for us to develop our crowdfunding platform, services, and activities. To continue to develop our product offerings, expand our services and to obtain international coverage, a significant capital increase has been and will continue to be required.

Our principal sources of liquidity have been cash generated from sales of our equity securities and cash generated from operations.

At March 31, 2016, cash was approximately $227,000, other current assets excluding cash were $246,000 and we had a working capital deficit of $389,000. At the same time, we had current liabilities of approximately $862,000, which consisted principally of accounts payable and accrued expenses of $752,000 and a smaller portion of which are attributable to and the current portion of notes payable of $34,000. At December 31, 2015, cash was approximately $554,000 and we had other current assets excluding cash of approximately $107,000. At the same time, we had current liabilities of approximately $497,000 which consisted principally of accounts payable of approximately $89,000, accrued expenses of approximately $302,000, current maturities of notes payable of approximately $33,000 and a subordinated loan due to a related party of approximately $73,000. Our working capital at December 31, 2015 was approximately $164,000. The decrease in our liquidity position at March 31, 2016 compared to December 31, 2015 is primarily attributable to net cash used in our operating activities.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $331,000 for the three months ended March 31, 2016, as compared to net cash used of approximately $429,000 for the three months ended March 31, 2015. The decrease in net cash used in operations was primarily due to an increase of accounts payable of approximately $310,000 since accounts payable was approximately $345,000 for the three months ended March 31, 2016 compared to approximately $35,000 in prior year period.

Net Cash Used in Investing Activities

During the three months ended March 31, 2016 and 2015, we used approximately $6,000 and were provided with $20,000, respectively, of cash in investing activities. The cash used in investing activities in the three months ended March 31, 2016 was primarily for acquisition of hardware for additional members of the product development team.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2016 and 2015, cash flows from financing activities totaled $0 and $624,000, respectively.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $7,657,000 as of March 31, 2016 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or  from private placements of common stock or debt securities. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Management plans to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern through ongoing fund raising efforts with new and current strategic institutional investors and by implementing a cost reduction program. The most significant changes that are intended to be made as a result of the cost reduction program will include; (1) the transfer of the full product development team to other employers, (2) the cancellation of second office location in Amsterdam, (3) the revision of the internationalization strategy and (4) the cancellation of three other full-time employee agreements These changes will result in a reduction in head count at the Company by at least half, from 25 full-time employees to approximately 12 full-time employees. The primary goal of the cost reduction program is to significantly reduce the cash flow needs of the Company over the next six months in order to reduce the time that it will take for the Company to reach its breakeven point. Management estimates that the implementation of the of the cost reduction program will result in the Company reaching its breakeven point in approximately twelve months. By raising additional funds and reducing operational costs, management expects to lower the overall cash burn of the Company and to be able to meet its operating requirements.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2015 financial statements included in our Annual Report on Form 10-K filed with the SEC on March 25, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2016 our disclosure controls and procedures were not effective due to material weaknesses resulting from our internal controls  and procedures including (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of an audit committee financial expert (as such term is defined in Item 407(d)(5)(ii) of Regulation   S-K) on our board of directors; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended March 31, 2016.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                     OTHER INFORMATION

On April 4, 2016, Dick Kooij resigned as Chief Financial Officer and Treasurer as he had reached his retirement age. On April 5, 2016, Hendrik Kasteel, Michiel Buitelaar and Vincent Lui resigned as directors reducing our board from six to three members. On April 8, 2016, Jérôme Koelewijn resigned as a director reducing our board to two members. Messrs. Kasteel, Lui and Koelewijn resigned due to differences with remaining management concerning the Company’s strategic direction and Michiel Buitelaar resigned without further reasons. We are currently in discussions with replacement directors for the board.

On May 6, 2016, we appointed Maarten van der Sanden, on an interim basis, as Chief Financial Officer and Treasurer on an interim basis, to fill the vacancies created by the recent resignation of Dick Kooij. Mr. van der Sanden continues to also serve as our Chief Operating Officer and Secretary. .

Our 50.1% owned subsidiary, Symbid Italia S.P.A.(“Symbid Italia”), formed on February 20, 2015, to develop the business of equity crowdfunding in Italy incurred operating losses during the year ended December 31, 2015, in the approximate amount of EURO 107,000. Based thereon and following an extensive review of the prospects of Symbid Italia developing profitable operations in the near future and beyond, the board of directors and shareholders of Symbid Italia have determined that further investment in Symbid Italia is not warranted. This conclusion was based upon an assessment of the current and expected medium term Italian equity crowdfunding market, the view that the current European regulatory framework for equity crowdfunding reflects a country by country market rather than a pan European market which greatly limits expected synergies and economies of scale and because the Italian equity crowdfunding regulations restrict the ability to attract non-domestic investors. At the direction of the Symbid Italia board of directors, a special Symbid Italia shareholder meeting was held on April 29, 2016, at which it was determined to liquidate Symbid Italia and return the residual capital to the Symbid Italia shareholders. Notwithstanding the foregoing, we maintain a positive medium term outlook on the equity crowdfunding market.

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

SYMBID CORP.

May 12, 2016	By:	/s/ Korstiaan Zandvliet
Korstiaan Zandvliet, Chief Executive Officer

SYMBID CORP.

May 12, 2016	By:	/s/ Maarten van der Sanden
Maarten van der Sanden, Chief Financial Officer