Form 10-Q
period 2016-06-30
SYMBID CORP.
filed 2016-08-15
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 37,277,039 shares of the issuer’s common stock outstanding as of August 15, 2016.

SYMBID CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

 SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash	$35,468	$553,696
Accounts receivable, less allowance for doubtful accounts of $10,870 and $39,847 respectively	70,717	64,639
Prepaid expenses and other current assets	79,660	42,553
Total current assets	185,845	660,888

Property and equipment, at cost, less accumulated depreciation	18,586	15,108
Investments in associated companies	1,155	1,134
Intangible assets, net	-	785,070
Total assets	$205,586	$1,462,200

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities
Accounts payable	$156,640	$88,774
Accrued expenses and other current liabilities	234,301	301,896
Current maturities of notes payable	33,591	32,993
Subordinated loan – related party	74,340	73,016
Total current liabilities	498,872	496,679

Notes payable, less current maturities	41,976	49,476
8% Convertible promissory notes payable, net of $1,179,181 and $722,622 discount, respectively	680,819	587,378
Total liabilities	1,221,667	1,133,533

Commitments

Stockholders' (Deficiency) Equity

Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 37,277,039 and 36,909,472, respectively	37,277	36,909

Additional paid-in capital	8,316,647	7,635,104
Accumulated other comprehensive loss	(295,354)	(322,183)
Accumulated deficit	(8,986,085)	(6,994,274)
Total Symbid Corp. stockholders' (deficiency) equity	(927,515)	355,556
Noncontrolling interests	(88,566)	(26,889)
Total stockholders' (deficiency) equity	(1,016,081)	328,667
Total liabilities and stockholders' equity	$205,586	$1,462,200

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Crowdfunding	$43,549	$77,804	$129,642	$132,198
The Funding Network	2,249	-	14,299	-
Other	12,158	14,566	3,309	34,038
Total revenues	57,956	92,370	147,250	166,236
Operating expenses
Selling, general and administrative	401,227	429,413	916,137	838,766
Professional fees	130,554	152,794	267,589	339,464
Research and development costs	9,540	26,077	26,658	48,319
Depreciation and amortization	37,760	36,202	74,579	73,140
Bad debt expense (recoveries)	(10,145)	-	(29,737)	-
Impairment expense	740,073	-	740,073	-
Total operating expenses	1,309,009	644,486	1,995,299	1,299,689

Operating loss	(1,251,053)	(552,116)	(1,848,049)	(1,133,453)

Other income (expense)

Interest expense and amortization of debt discount	(81,905)	(2,566)	(155,171)	(5,280)
Other income	484	-	455	11,504
Other expense	(2,986)	(517)	(2,986)	(7,791)
Total other income (expense)	(84,407)	(3,083)	(157,702)	(1,567)

Net loss	(1,335,460)	(555,199)	(2,005,751)	(1,135,020)

Net loss attributable to noncontrolling interests	(6,317)	(18,155)	(13,940)	(31,003)

Net loss attributable to Symbid Corp. stockholders	$(1,329,143)	$(537,044)	$(1,991,811)	$(1,104,017)

Basic and diluted net loss per common share	$(0.04)	$(0.02)	$(0.05)	$(0.03)

Weighted average number of shares outstanding
Basic and diluted	37,119,510	34,705,257	37,014,491	34,394,106

Share-based compensation expense included in operating expenses:
Selling, general and administrative	5,239	$98,147	$47,578	$218,437
Professional fees	-	630	-	44,842
Research and development costs	(2,500)	16,058	(942)	31,939
	2,739	$114,835	$46,636	$295,218

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net loss	$(1,335,460)	$(555,199)	$(2,005,751)	$(1,135,020)
Other comprehensive loss:
Foreign currency translation income (loss)	(5,438)	14,003	26,829	(89,645)
Comprehensive loss	(1,340,898)	(541,196)	(1,978,922)	(1,224,665)

Net loss attributable to noncontrolling interests	(6,317)	(18,155)	(13,940)	(31,003)
Foreign currency translation (loss) income attributable to noncontrolling interests	1,284	1,260	(1,566)	10,131
Comprehensive loss attributable to noncontrolling interests	(5,033)	(16,895)	(15,506)	(20,872)
Comprehensive loss attributable to Symbid Corp. stockholders	$(1,335,865)	$(524,301)	$(1,963,416)	$(1,203,793)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(2,005,751)	$(1,135,020)
Adjustments to reconcile net loss to net cash
used in operating activities
Employee and non-employee share based compensation	46,636	295,218
Depreciation and amortization	74,579	73,140
Amortization of debt discount	93,441	-
Impairment of intangible asset	740,073	-
Warrant liability - fair value adjustment	-	7,791
Provision for doubtful accounts	(29,737)	9,945
Loss on liquidation of Symbid Italia	2,986	-
Gain on sale of investment in Gambitious B.V.	-	(11,504)
Changes in assets and liabilities
Accounts receivable	24,922	4,963
Prepaid expenses and other current assets	(42,418)	(14,073)
Accounts payable	67,004	27,552
Accrued expenses and other current liabilities	14,673	(5,509)
Net cash used in operating activities	(1,013,592)	(747,497)

Cash flows from investing activities
Proceeds from sale of associated companies	$-	$20,309
Net payment from liquidation of Symbid Italia	(44,744)	-
Acquisition of property and equipment	(5,784)	-
Net cash (used in) provided by investing activities	(50,528)	20,309

Cash flows from financing activities
Line of credit, net	$-	$66,594
Repayments of notes payable	(8,441)	(8,491)
Proceeds from convertible notes	550,000	-
Proceeds from the issuance of common stock, net of issuance costs	-	724,116
Net cash provided by financing activities	541,559	782,219

Effect of exchange rate changes on cash	4,333	(32,130)
Net (decrease) / increase in cash	(518,228)	22,901

Cash and cash equivalents, beginning of period	553,696	233,068
Cash and cash equivalents, end of period	$35,468	$255,969

Supplemental cash flow disclosures
Interest paid	$2,699	$5,279

Non-cash investing and financing activities
Change in accrued expenses related to non-employee share based payments	$85,274	$70,351
Deconsolidatioin of Symbid Italia assets	5,901	-
Beneficial conversion feature	550,000	-
Reallocation of noncontrolling interests	-	129,918

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 - BUSINESS, ORGANIZATION AND LIQUIDITY

Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

On February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation was created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi. Through Symbid Italia, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs can connect, fund, grow together and digitalize financial services for Italian small and medium enterprises. Symbid Italia represents the first stage of the European roll-out of our crowdfunding platform outside of The Netherlands. In connection with the formation of Symbid Italia, we paid $284,525 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest. At the direction of the Symbid Italia board of directors, a special Symbid Italia shareholder meeting was held on April 29, 2016, at which it was determined to liquidate Symbid Italia and return the residual capital to the Symbid Italia shareholders. On May 26, 2016, Symbid Italia was liquidated and the Company received $44,922 for its 50.1% interest and recognized a loss of $2,986. The results of Symbid Italia’s operations have been included in the condensed consolidated financial statements (see Note 9).

As of June 30, 2016 and December 31, 2015, the Company has a 14.53% ownership in Kredietpaspoort Coöperatie U.A. (“Kredietpaspoort”), a Cooperative located in the Netherlands, through its wholly owned subsidiary Symbid B.V. and Symbid Coop, a variable interest entity which we effectively control through corporate governance rather than through any ownership further discussed in Note 3. The Kredietpaspoort is a cloud- based platform that was developed to provide credit evaluation and financing options to SME companies in the Netherlands. In addition, the Company’s Chief Commercial Officer owns a 5.72% interest in Kredietpaspoort. At June 30, 2016 and December 31, 2015, the combined holdings in Kredietpaspoort by Symbid B.V., Symbid Coop and our executive officer totaled approximately 20.25% (see Note 5).

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

During the first quarter of 2015, the Company sold its remaining interest in Gambitious Coöperatie UA (“Gambitious Coop”) to better align the goals of the Company (see Note 5).

As of June 30, 2016 and December 31, 2015, the Company held a 7% ownership interest in Equidam Holding B.V. (“Equidam”). Equidam started as an online valuation tool for private companies with a particular focus on SME’s, Equidam now also offers simple monitoring services to investors on the Company’s platform.

Liquidity and Going Concern Matters
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses during the three months ended June 30, 2016 and 2015, of $1,335,460 and $555,199, respectively. Losses during the six months ended June 30, 2016 and 2015 were $2,005,751 and $1,135,020, respectively. At June 30, 2016 and December 31, 2015, the Company had a working capital deficit of $313,027 and working capital of $164,209, respectively. As of June 30, 2016, the Company had cash on hand of $35,468 and current liabilities to credit institutions of $33,591. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management plans to mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern through ongoing fund raising efforts with new and current strategic institutional investors and by implementing a cost reduction program. Due to the cash flow position of the Company, management decided to implement a cost reduction program during the second quarter of 2016. During the reporting period the following cost reduction actions have been successfully implemented:

●
Closed offices in Milano (Symbid Italia) and Amsterdam (Product development);
●
Reduction in costs of office space Rotterdam HQ;
●
Terminated employment agreements with 9 FTE product development team, our CFO, 2 FTE Symbid Italia, 4 Commercial FTE operating in the Netherlands;
●
Put on hold internationalization of the Symbid services and products;
●
Put on hold the investments related to the roll-out of the monitoring services;
●
Management salaries reduction of 50% of the net salary.

Successful implementation of the cost reduction program should lead to a cost reduction of at least 50% over the second half of 2016, as compared to the costs over the first half of 2016. By raising additional funds and reducing operational costs management intends to lower the overall cash burn of the Company and be able to meet its operating requirements.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its significant subsidiaries on a consolidated basis. The Company also includes subsidiaries over which a direct or indirect legal or effective control exists and for which the Company is deemed to direct the significant activities and has the obligation to absorb the losses or benefits of the entities. All intercompany accounts, balances and transactions with other consolidated entities have been eliminated. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company’s accounts as well as those of a certain variable interest entity (“VIE”) for which the Company is the primary beneficiary.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentrations of Credit Risk

Cash Held in Banks
The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to $111,038.

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

As of June 30, 2016 and December 31, 2015, the balance sheet accounts, with the exception of equity, were translated at 1 EUR to $1.1104 and $1.0906, respectively. The average translation rates applied to the statements of operations and cash flows for the three months ended June 30, 2016 and 2015 were at 1 EUR to $1.1292 and 1 EUR to $ 1.1058, respectively. The average translation rates applied to the statements of operations and cash flows for the six months ended June 30, 2016 and 2015 were at 1 EUR to $1.1161 and 1 EUR to $ 1.1170, respectively.

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

Impairment of Intangible Assets with Definite Lives
An intangible asset arose as the result of the acquisition of the FAC B.V., a limited liability entity incorporated in the Netherlands, resulting in the acquisition of a perpetual, worldwide, exclusive license to a software library of infrastructure technology. The Company amortizes the costs of the acquired intangible asset using the straight- line method over the estimated useful life of 7 years.

The carrying value of the intangible asset is reviewed on a regular basis for the existence of facts or circumstances that the intangible asset may be impaired. An intangible asset is subject to amortization and is assessed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. In testing the recoverability of the asset, the carrying value of the asset is compared to the future projected undiscounted cash flows. The cash flows are based on management’s expectations of future revenues and expenses including costs to maintain the assets over their respective service lives. An impairment loss is recognized as the excess of the carrying value over the fair value when an asset is not recoverable. Fair value is based on valuation techniques or third party appraisals. Significant estimates and judgments are applied in determining these cash flows and fair values. In accordance with US GAAP, we perform interim impairment testing should circumstances requiring it arise. Due to certain impairment indicators which were triggered during the three months ended June 30, 2016, the Company performed an impairment analysis of its intangible asset which indicated that the future undiscounted cash flows of the asset did not exceed its net carrying value. As such, the Company fully impaired its intangible asset (see Note 4).

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

The Company reviews the collectability of accounts receivable based on an assessment of historic experience, current economic conditions, and other collection indicators. At June 30, 2016 and December 31, 2015, the Company has recorded an allowance for doubtful accounts for $10,870 and $39,847, respectively.

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

The classification and carrying amounts of assets and liabilities of Symbid Coop in the condensed consolidated balance sheet are as follows:

	June 30, 2016	December 31, 2015
Current assets	$70,924	$73,600
Current liabilities	$159,492	$186,214

The assets related to Symbid Coop are not restricted.

4 – INTANGIBLE ASSET

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

During the three and six months ended June 30, 2016, the Company recorded a non-cash impairment loss of $740,000 as it was deemed that the fair value of the asset was not recoverable.

The Company’s sole intangible asset consists of software obtained through the acquisition of the FAC B.V. The intangible asset consists of the following:

	June 30,	December 31,
	2016	2015
Software	$1,019,103	$984,267
Less - Accumulated amortization	(274,394)	(199,197)
Impairment	(740,063)	-
Translation adjustment	(4,646)	-
	$-	$785,070

During the three months ended June 30, 2016 and 2015, amortization expense related to software totaled approximately $36,000 for both periods. During the six months ended June 30, 2016 and 2015, amortization expense related to software totaled approximately $72,000 for both periods.

5 - INVESTMENTS IN ASSOCIATED COMPANIES

Kredietpaspoort
As of April 2014, Symbid B.V. and Symbid Coop acquired membership interests of 6.50% and 6.03% of Kredietpaspoort, respectively. The initial investments in Kredietpaspoort by Symbid B.V. and Symbid Coop of approximately $17,000 and $16,000, respectively, were recorded in Investments in Associated Companies. In addition, during 2014 our Chief Executive Officer and Chief Commercial Officer, both of whom are Directors of the Company, each acquired membership interests of 5.15% and 4.96%, respectively, in Kredietpaspoort. In December of 2014, our Chief Executive Officer sold his interest of 5.15% in Kredietpaspoort, also there was a re-allocation of memberships. At June 30, 2016 and December 31, 2015, our Chief Commercial Officer holds an interest of 5.72%, while the interests of each Symbid Coop and Symbid B.V. are 6.96% and 7.57%, respectively. As a result, our combined interest decreased from 22.64% to 20.25%.

5 - INVESTMENTS IN ASSOCIATED COMPANIES (Continued)

The Company continues to account for its investment in Kredietpaspoort on the equity method basis of accounting, as Symbid has the ability to exercise significant influence over the operating and financial policies of Kredietpaspoort through representation on the Kredietpaspoort board of directors and the combined voting interest of Symbid and its Chief Commercial Officer. As of December 31, 2014, the Kredietpaspoort investment balance was reduced to nil, as the Company suffered losses beyond the initial investment balance. As of June 30, 2016, the initial investment has not been recovered.

Gambitious
In previous periods, the Company had an indirect ownership interest in Gambitious B.V. (“Gambitious”), a Company located in the Netherlands, which used the Company’s platform to raise capital for video games produced by a wide range of developers. On February 9, 2015, the Company sold its remaining 12% indirect interest in Gambitious for $20,360 and recorded a gain on investment of $11,504 which is included in other income in the condensed consolidated statement of operations for the six months ended June 30, 2015.

Equidam
In August 2013, the Company acquired a 10% interest in Equidam for $1,155 recorded in Investments in Associated Companies. As of June 30, 2016, the Company has a 7% ownership in Equidam, as the initial investment was diluted through a subsequent round of seed funding. The Company is accounting for their investment in Equidam on the cost basis of accounting. There have been no material transactions with Equidam during the reporting period.

6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
	June 30, 2016	December 31, 2015
Advisory costs	$21,863	$89,829
Interest	103,522	45,863
Wage tax return	45,264	19,035
Holiday pay allowance/Net salary	6,120	24,533
Penalty waiver	14,630	14,630
Marketing	24,568	38,069
Accrued stock liability	10,996	20,541
Other current liabilities	7,338	49,396
	$234,301	$301,896

All amounts are payable within one year.

7 - NOTES PAYABLE
	June 30,	December 31,
	2016	2015
Line of credit	$-	$-
Working capital facility	75,567	82,469
Subordinated loan – related party	74,340	73,016
8% Convertible promissory notes, net of discount	680,819	587,378
Total notes payable	830,726	742,863
Less - Current Maturities	(107,931)	(106,009))
Notes payable, less current maturities	$722,795	$636,854

Working Capital Facility
The Company has two credit facilities with the Rabobank, a national bank in the Netherlands.

The facility consists of the following two agreements:
1.
Long term loan for approximately $202,000, bears interest of approximately 6.4%, principal and interest payable quarterly. The loan decreases on a quarterly basis by approximately $8,000, starting on September 30, 2012. As of June 30, 2016, the loan balance was approximately $76,000.
2.
A line of credit of approximately $67,000 with a floating interest rate of approximately 8.40% at June 30, 2016 and December 31, 2015, respectively. There was no balance on the credit facility at June 30, 2016.

The working capital facility is secured by the following assets:
1.
Assets of the Company including receivables and intellectual property developed by the Company.
2.
Guarantee by principal members of management up to approximately $57,000.
3.
Guarantee by the Netherlands government for the remaining balance in a hypothetical liquidation up to approximately $246,000.

2015 - 8% Convertible Promissory Notes
On June 10, 2015, the Company entered into a subscription agreement to conduct a private offering consisting of a minimum of $250,000 and up to a maximum of $1,500,000 of 8% unsecured convertible promissory notes (the “2015 Notes”), convertible into common shares of the Company’s common stock. The 2015 Notes have a three year maturity from the date of issue and interest is payable annually. The 2015 Notes may be redeemed at any time after issuance by the Company for a pre-payment fee of 10% of the principal balance plus outstanding interest due. The 2015 Notes have an optional conversion feature price of $0.25 per share that can be exercised any time. However, upon maturity the mandatory conversion price is the lesser of (a) $0.25 or (b) the amount equal to 20% discount to the 10 day volume weighted average price per share for the period immediately prior to the mandatory conversion date with a floor price of $0.10 per share. The subscribers have been granted preemptive rights allowing participation in future financings at the then current price for a term of three years so that such subscriber may maintain its pro-rata interest in the Company.

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

7 - NOTES PAYABLE (Continued)

On July 14, 2015 the initial closing of the Notes took place under which the Company raised $250,000 from a total of seven investors. The Company recorded a debt discount related to the BCF of $62,500. At June 30, 2016, there are 499,476 common shares underlying the convertible principal and interest balance. The effective interest rate of the liability component is equal to 17.7% for the three and six months ended June 30, 2016. Accrued interest at June 30, 2016 is $4,613 and included in accrued expenses and other current liabilities. The conversion rate (shares of common stock per $1 principal amount of notes) and the conversion price at June 30, 2016, are 7.73 and $0.13, respectively. As of June 30, 2016, the unamortized debt discount will be amortized over a remaining period of approximately 2.04 years. The if converted value as of June 30, 2016 exceeds the principal balance of the Convertible Notes by $21,167.

On July 14, 2015, four investors from the July 14, 2015 closing converted an aggregate of $190,000 in Notes into 760,000 shares of unregistered common stock. Upon conversion the Company recorded $47,500 in interest expense and a corresponding reduction to the debt discount associated with these Notes.

On September 8, 2015 the Company held the final closing of the Notes under which it raised $1,250,000 from a total of six investors. The Company recorded a debt discount related to the BCF of $759,876. At June 30, 2016, there are 10,289,804 common shares underlying the convertible principal and interest balance. The effective interest rate of the liability component was equal to 40.4% for the three and six months ended June 30, 2016. Accrued interest at June 30, 2016 is $81,111 and included in accrued expenses and other current liabilities. The conversion rate (shares of common stock per $1 principal amount of notes) and the conversion price at June 30, 2016, are 7.73 and $0.13, respectively. As of June 30, 2016, the unamortized debt discount will be amortized over a remaining period of approximately 2.19 years. The if converted value as of June 30, 2016 exceeds the principal balance of the Convertible Notes by $440,989.

2016 - 8% Convertible Promissory Notes
On June 1, 2016, the Company entered into a subscription agreement to conduct a private offering consisting of a minimum of $350,000 and up to a maximum of $700,000 of 8% unsecured convertible promissory notes (the “2016 Notes”), convertible into common shares of the Company’s common stock. The 2016 Notes have a three year maturity from the date of issuance and interest is payable annually. The 2016 Notes may be redeemed upon mutual agreement of the Company and the investors. The 2016 Notes are convertible upon the completion of the next equity offering (a “Qualified Offering”) for gross proceeds of not less than $1,500,000, the holders may, at their option, convert all or a portion of the principal and interest then due on the 2016 Notes into shares of common stock at a price per share equal to 50% of the price at which the common stock is sold in the Qualified Offering.

The conversion rate is subject to proportionate adjustment in the event of a subdivision, combination or stock split, stock dividends, reorganization reclassification, consolidation or merger. The Company may not incur senior indebtedness to exceed $250,000, must provide notice of default and notice of entry in certain material transactions such as; voluntary liquidation, merger or consolidation, sale or transfer of assets and amendments to the articles of incorporation. The 2016 Notes are subject to customary events of default such as bankruptcy, reorganization or insolvency and will become due immediately upon such event. While the 2016 Notes remain outstanding, the Company cannot incur any indebtedness that ranks senior in priority to the 2016 Notes. The 2016 Notes have the same ranking as the Notes issued in 2015.

7 - NOTES PAYABLE (Continued)

Because the conversion rate of the Notes was less than the market value of the Company’s stock on the closing date, the Company has recorded a beneficial conversion feature (“BCF”). The BCF is calculated by using the most favorable conversion price that would be in effect at the conversion date to measure the intrinsic value of an embedded conversion option. The BCF is recorded to additional paid-in capital with an offset to debt discount as prescribed by ASC 470-20. The discount against the Notes is accreted to interest expense using the effective interest rate method.

On June 1, 2016, the closing of the 2016 Notes took place under which the Company raised $550,000 from a total of three investors. The Company recorded a debt discount related to the BCF of $550,000. At June 30, 2016, there are 6,512,288 common shares underlying the convertible principal and interest balance. The effective interest rate of the liability component was equal to 960% for the three and six months ended June 30, 2016. Accrued interest at June 30, 2016 is $3,544 and included in accrued expenses and other current liabilities. The conversion rate (shares of common stock per $1 principal amount of notes) and the conversion price at June 30, 2016, are 11.76 and $0.0850, respectively. As of June 30, 2016, the unamortized debt discount will be amortized over a remaining period of approximately 2.92 years. The if converted value as of June 30, 2016 exceeds the principal balance of the Convertible Notes by $582,353.

Convertible promissory notes payable and related convertible accrued interest as of June 30, 2016 are as follows:

	Principal	Unamortized Debt Discount	Balance As of June 30, 2016
8% Convertible promissory notes July 14, 2015	$60,000	$(10,654)	$49,346
8% Convertible promissory notes September 8, 2015	1,250,000	(618,527)	631,473
8% Convertible promissory notes June 1, 2016	550,000	(550,000)	-
	$1,860,000	$(1,179,181)	$680,819

Subordinated Loan - Related Party
A stockholder of the Company has granted a loan of approximately $74,000 to the Company due on September 15, 2015 with interest only payments of 4% per annum. The loan is subordinate to the interests of the working capital facility and is unsecured.

Interest expense
For the three and six months ended June 30, 2016, the Company recognized interest expense associated with its debt balances as follows:

	Three months ended June 30, 2016	Six months ended June 30, 2016

Cash Interest Expense
Coupon interest expense	$33,396	$61,730
Noncash Interest Expense
Amortization of debt discount	48,509	93,441
	$81,905	$155,171

7 - NOTES PAYABLE (Continued)

Aggregate Maturity Schedule of Borrowings
The aggregate maturities of long-term debt outstanding as of June 30, 2016 are as follows:

Year ending June 30,
2017	107,931
2018	33,591
2019	1,868,384
$2,009,906

8 – CAPITAL STOCK

Common and Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

Net Loss per Share
Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. As of June 30, 2016, there are 5,853,530 Investor and 93,000 Broker Warrants which are excluded on the aforementioned basis. As of June 30, 2016, there are 83,220 unvested shares and there are 17,301,568 shares related to the convertible Notes that would be potentially dilutive if converted.

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

Common Stock Issued for Services
During the both the three and six months ended June 30, 2016, the Company issued 249,567 shares common stock as consideration for professional services valued at $77,701. These services had been accrued for as of March 31, 2016 and resulted in a non-cash financing adjustment when issued during the three months ended June 30, 2016. During the three and six months ended June 30, 2015, the Company issued 3,000 and 233,150 shares of fully vested restricted common stock as consideration for professional services valued at $630 and $93,000.

9 – NONCONTROLLING INTERESTS

The composition of the net loss attributable to noncontrolling interests are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Symbid Coop- 100%	$12,488	$(5,076)	$26,205	$(10,222)
Symbid Italia – 49.9%	(18,805)	(13,079)	(40,145)	(20,781)
Total	$(6,317)	$(18,155)	$(13,940)	$(31,003)

The composition of noncontrolling interests as reported in the balance sheets are as follows:
	June 30, 2016	December 31, 2015
Symbid Coop - 100%	$(88,566)	$(112,614)
Symbid Italia – 49.9%	-	85,725
Total equity (deficiency) attributable to noncontrolling interests	$(88,566)	$(26,889)

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

From the date of formation through December 31, 2015, Symbid Italia incurred operating losses, of approximately $118,000. Based thereon and following an extensive review of the prospects of Symbid Italia developing profitable operations in the near future and beyond, the board of directors and shareholders of Symbid Italia have determined that further investment in Symbid Italia is not warranted. This conclusion was based upon an assessment of the current and expected medium term Italian equity crowdfunding market, the view that the current European regulatory framework for equity crowdfunding reflects a country by country market rather than a pan European market which greatly limits expected synergies and economies of scale and because the Italian equity crowdfunding regulations restrict the ability to attract non-domestic investors. At the direction of the Symbid Italia board of directors, a special Symbid Italia shareholder meeting was held on April 29, 2016, at which it was determined to liquidate Symbid Italia and return the residual capital to the Symbid Italia shareholders.

On May 26, 2016, the Symbid Italia was liquidated and the Company received proceeds of $44,922 and recognized a loss on derecognition of $2,986 which is included in other expense in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2016. The loss represents the difference between the fair value of the proceeds received, the carrying amount of the noncontrolling interest and the carrying amount of Symbid Italia’s net assets at May 26, 2016.

10 - SHARE BASED COMPENSATION PLANS (Continued)

2013 Stock Incentive Plan
Under the 2013 Plan, 5 million shares of the Company’s common stock have been reserved for issuance to officers, employees, directors, consultants and advisors to the Company. The stock plan provides for grants of options, stock appreciation rights, performance share awards, restricted stock and restricted stock unit awards (“the Awards”). Up to 1,666,666 shares may be granted during the first 12 months following the Share Exchange and the remaining 3,333,332 shares may be granted during the first 24 months following the Share Exchange. As of June 30, 2016, there are 3,559,351 shares available for issuance under the 2013 Plan. The vesting period for the Awards under the 2013 Plan is determined by the Board at the date of grant and is generally one year. No awards were granted to employees or non-employees during the three months ended June 30, 2016.

Employee Share Based Compensation

There were not restricted stock unit grants to employees during the three and six months ended June 30, 2016. During the three months ended June 30, 2015 we awarded 7,500 restricted stock units ("RSUs") to one employee under the 2013 Plan. During the six months ended June 30, 2015, we awarded 147,236 RSUs to three employees and two members of management under the 2013 Plan.

Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting.
During the three and six months ended June 30, 2016, 81,281 and 162,563 RSUs vested, respectively. During both the three and six months ended June 30, 2016, there were 202,809 forfeitures of restricted stock. During the three and six months ended June 30, 2015, 896,236 RSUs vested. During both the three and six months ended June 30, 2015, there were 9,750 forfeitures of restricted stock. The fair market value for stock-based compensation expense is equal to the closing price of our common stock on the date of grant, which is measured based on the publicly traded share price. The restrictions on the stock awards are released generally over one year.

The Company recognized share based compensation expense for employee awards of approximately $1,000 for the three months ended June 30, 2016, all of which was recorded in selling, general and administrative expenses. The Company recognized share based compensation expense for employee awards of approximately $43,000 for the six months ended June 30, 2016, all of which is recorded in selling, general and administrative expenses.

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

Unrecognized compensation expense for unvested employee RSU’s at June 30, 2016 was approximately $10,000, which is expected to be recognized over the remaining weighted average period of .33 years.

10 - SHARE BASED COMPENSATION PLANS (Continued)

Non-employee Share Based Compensation
Share- based compensation expense related to restricted stock and restricted stock units (collectively ‘Non-Employee Awards’) granted to non- employees is measured at the fair value of consideration received or the fair value of the equity instruments issued or liabilities incurred, whichever is more reliably measured. The cost of the share based payments to non- employees that are fully vested and non- forfeitable as at the grant date are remeasured and recognized at that date, unless there is a contractual term for services, in which case such compensation would be amortized over the contractual term. For the six month period ended June 30, 2016, no equity awards were granted to non- employees under the 2013 Plan.

During the six months ended June 30, 2015, we awarded 30,000 RSU’s to one advisor under the 2013 Plan. There were no grants during the three month period ended June 30, 2015. During the three and six month periods ended June 30, 2015, 38,500 and 81,000 Awards vested. As of June 30, 2015, no non-employees have forfeited restricted stock or RSUs awarded under the 2013 Plan.

Under the 2013 Plan, for the three and six months ended June 30, 2016, the Company recognized share based compensation expense for non-employees of $1,500 and $4,000, all of which was recorded in selling general and administrative expenses. As of June 30, 2016, the Company has recorded approximately $11,000 in accrued expenses and other liabilities related to these non- employee share arrangements, which are either subject to continued contractual service conditions or have not been settled in common stock of the Company. For the three and six months ended June 30, 2015, the Company recognized share based compensation expense for non-employees of $0 and $19,000. There was no unrecognized compensation expense for unvested non-employee RSUs at June 30, 2016.

11 - RELATED PARTY TRANSACTIONS

Management Fees
Following the Share Exchange on December 6, 2013, the three officers of the Company entered into employment agreements and became salaried employees of Symbid Corp. During the six months ended June 30, 2015, total expenses recorded under these agreements were approximately $16,000.

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
Since 2011, we have been a Dutch leader in equity-based crowdfunding having funded 125 small and medium sized enterprises (“SME”) with over €12.5 million (approximately $14.0 million) in total crowdfunding volume since inception. As of June 30, 2016, we had a community of approximately 40,000 active investors.
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
Symbid Coöperatie U.A. is the contractor for all of our crowdfunding business in the Netherlands. We do not own or have any interest in Symbid Coöperatie U.A. Symbid Coöperatie U.A is a variable interest entity (“VIE”) which we, through Symbid B.V., effectively control through corporate governance rather than through any ownership. Because we own no interest in Symbid Coöperatie U.A., we have no right to receive any distributions from Symbid Coöperatie U.A. The revenues to us from Symbid Coöperatie U.A. come from administrative, success and management fees paid to us by Symbid Coöperatie U.A. Because of the corporate governance control structure, we consolidate the financial statements of Symbid Coöperatie U.A. with our own. If we were to lose control of Symbid Coöperatie U.A. through a loss of our majority vote on the members’ counsel of Symbid Coöperatie U.A., we would not be able to continue to consolidate the financial results of Symbid Coöperatie U.A. and this would have a negative impact on our financial condition and results of operations. For the six month period ended June 30, 2016 and 2015, approximately 87% and 81% of our revenues, respectively, were derived from Symbid Coöperatie U.A. For the six month period ended June 30, 2016 and 2015 we had net losses of $2,005,677 and $1,135,020, respectively.

In August 2014 we incorporated in Germany our indirect, majority owned, subsidiary Symbid Germany GmbH. We contributed capital of $7,749 to this subsidiary, which is currently an entity without operations. Symbid Germany GmbH currently a non-operating entity. After the strategic decision to put the internationalization on hold we cannot provide an outlook on when this entity will be capitalized and become commercially operational.
Further to the planned European expansion of our equity crowdfunding operations, on February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi. In connection with the formation of Symbid Italia, we paid $ 284,525 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest. During the second quarter of 2016, after an extensive review of the prospects of Symbid Italia developing profitable operations in the near future and beyond, the board of directors and shareholders of Symbid Italia determined to liquidate Symbid Italia and return the residual capital to the shareholders of Symbid Italia (See Item 5. Other Information for additional details)
In June 2015, our loan crowdfunding program was launched, and in the beginning of July 2015 our first successful loan crowdfunding campaign was realized. The launch of this peer-to-business lending service complements our existing equity crowdfunding service and supports the development of our online funding platform for start-ups and small businesses, The Funding Network. Based on our existing crowdfunding technology, loan crowdfunding by Symbid will enable established businesses with at least 3 years of activity and positive cash flows to borrow money from a large group of investors, the “crowd”. The loan crowdfunding product has been tested with the successfully realized campaign, but in 2016 no additional loan crowdfunding campaigns were launched. Within the current market we recognize a risk reward perception at investors which is out of balance in our view. Within this dynamic we cannot guarantee to be offering both investors and entrepreneurs a fair proposition.
This service operates through a transaction-based model similar to our current equity crowdfunding service. There is a fixed 1% success fee upon the successful funding of a loan crowdfunding campaign, paid by the business, plus 1% per year for the term of the loan immediately payable upon successful closing of the campaign. In addition, investors are being charged a flat 1% administration fee.
To operate the loan crowdfunding Symbid Coöperatie UA obtained an exemption to mediate in redeemable funds from the Dutch Authority Financial Markets.
Highlights
The following is a summary of our financial performance for the three month period ended June 30, 2016:
  ●
Total crowdfunding volume from 11 successfully funded equity propositions has been €1.32mio ($1.5mio);
  ●
New investors attracted to the platform accumulate to 536;
  ●
Net losses accumulated to $1,335,460;

  ●
After implementation of a cost reduction program we unfortunately had to terminate employment agreements with 16 FTE, bringing the number of FTE to 9 as of period ending on June 30, 2016 compared to 25 FTE at end of prior reporting period;
Due to cash flow position of the Company, management decided at the end of the first quarter to implement a cost reduction program during the second quarter of 2016. During the reporting period the following cost reduction actions have been successfully implemented:
●
Closed offices in Milano (Symbid Italia) and Amsterdam (Product development);
●
Reduction in costs of office space Rotterdam HQ;
●
Terminated employment agreements with 9 FTE product development team, our CFO, 2 FTE Symbid Italia and 4 FTE Commercially operating in the Netherlands;
●
Put on hold internationalization of the Symbid services and products;
●
Put on hold the investments related to the roll-out of the monitoring services;
●
Management salaries reduction of 50% of the net salary.
Successful implementation of the cost reduction program should lead to a cost reduction of at least 50% over the second half of 2016, as compared to the costs over the first half of 2016. By focusing the Company mainly on existing products which generate already revenue we aim to maximize the results with the available resources, whereby we will focus on bringing the funds available in line with the projected budgets.
Results of Operations
The following tables set forth our condensed consolidated statements of income data:
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Crowdfunding	$43,549	$77,804	$129,642	$132,198
The Funding Network	2,249	-	14,299	-
Other	12,158	14,566	3,309	34,038
Total revenues	57,956	92,370	147,250	166,236
Operating expenses
Selling, general and administrative	401,227	429,413	916,137	838,766
Professional fees	130,554	152,794	267,589	339,464
Research and development costs	9,540	26,077	26,658	48,319
Depreciation and amortization	37,760	36,202	74,579	73,140
Bad debt expense (recoveries)	(10,145)	-	(29,737)	-
Impairment expense	740,073	-	740,073	-
Total operating expenses	1,309,009	644,486	1,995,299	1,299,689

Operating loss	(1,251,053)	(552,116)	(1,848,049)	(1,133,453)

Other income (expense)

Interest expense and amortization of debt discount	(81,905)	(2,566)	(155,171)	(5,280)
Other income	484	-	455	11,504
Other expense	(2,986)	(517)	(2,986)	(7,791)
Total other income (expense)	(84,407)	(3,083)	(157,702)	(1,567)

Net loss	(1,335,460)	(555,199)	(2,005,751)	(1,135,020)

Net loss attributable to noncontrolling interests	(6,317)	(18,155)	(13,940)	(31,003)

Net loss attributable to Symbid Corp. stockholders	$(1,329,143)	$(537,044)	$(1,991,811)	$(1,104,017)

Basic and diluted net loss per common share	$(0.04)	$(0.02)	$(0.05)	$(0.03)

Weighted average number of shares outstanding
Basic and diluted	37,119,510	34,705,257	37,014,491	34,394,106

Crowdfunding Revenues
Crowdfunding Revenues were approximately $44,000 and $130,000 for the three and six month periods ended June 30, 2016 as compared to $78,000 and $132,000 for the three and six month periods ended June 30, 2015. Revenues decreased for the three and six month periods ended June 30, 2016 by approximately $34,000 and $2,000, compared to prior year periods, respectively. The decrease compared to the prior year periods ended June 30, 2016 is primarily attributable to lower crowdfunding volumes realized in April and May due to the ongoing reorganization under the cost reduction program. We experienced in those months a significant decrease in the number of crowdfunding campaigns going live, which we could not off-set by the higher crowdfunding volumes we realized in June 2016.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the three month period ended June 30, 2016 by approximately $28,000 to $401,000 compared to $429,000 for the prior year period. For the six month period ended June 30, 2016 expenses increased by approximately $77,000 to $916,000 compared to $839,000 for the prior year period. The increase is primarily attributable to the hiring of new personnel by end of 2015, as well as during the beginning of 2016. However, in the three month period ended June 30, 2016 a decrease of $28,000 has been realized compared to prior year period. This decrease are the first visible results of the cost reduction program implemented in the three month period ended June 30, 2016.
We anticipate that selling, general, and administrative expenses will continue to decrease as a percentage of revenue as a result of the successful implementation of the cost reduction program we described in more detail in above sections.
Professional Fees
Professional fees decreased for the three and six month periods ended June 30, 2016 by approximately $22,000 and $72,000 to $131,000 and $268,000 compared to $153,000 and $339,000 for the prior year periods. The decrease is primarily attributable to the Company having made less use of professional services in the first quarter of 2016.

We anticipate professional fees will decrease further in the last six months of 2016, due to less professional services will be required whilst focusing on our core online funding activities.
Research and Development
Research and development costs decreased for the three and six month periods ended June 30, 2016 by approximately $16,000 and $21,000 to $10,000 and $27,000 compared to $26,000 and $48,000 for the prior year periods. The decrease is primarily attributable to the outsourcing costs for research and development being decreased as a result of strategic decisions in the first half of this year. We anticipate research and development costs will remain at a same level in the second half of 2016, as compared to the first half of 2016.
Impairment Expense
During the three and six month period ended June 30, 2016 an impairment of the intangible asset for the monitoring technology resulted in an additional one-time impairment expense of $740,000. The intangible asset has been impaired to a nihil residual value, due to the strategic decisions impacting significantly the cash flow generating ability of the asset going forward.
Other Income and Expenses
During the three month period ended June 30, 2016, total other expense increased by approximately $81,000 from $3,000 in other expense to $84,000. During the six months ended June 30, 2016, total other expense increased by approximately $156,000 from an income of $2,000 in other expense to an expense of $158,000. The increase is primarily attributable to an increase of the interest expense after the convertible notes issued in the second six months of 2015, as well as the first six months of 2016.
Loss from Operations Before Noncontrolling Interests
We incurred net losses from operations of approximately $1,335,000 and $2,006,000 and $555,000 and $1,135,000, respectively, for the three and six months ended June 30, 2016 and June 30, 2015. The increase in comparable losses was primarily due to an increase in Selling, General and Administrative costs, as well as an increase in the interest expenses and the one-time impairment expense during the three month period ended June 30, 2016.
Financial Condition, Liquidity and Capital Resources
We will need additional capital to implement our strategies. There is no assurance that we will be able to raise the amount of capital that we seek for acquisitions or for future growth plans. Even if financing is available, it may not be on terms that are acceptable to us. In addition, we do not have any determined sources for any future funding. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan. We represent a speculative investment and investors may lose all of their investment. In order to be able to achieve our strategic goals, we need to further expand our business and financing activities. We aim to accomplish these goals by further developing our crowdfunding software platform, which will require future capital and liquidity expansion. Since our inception in March 2011, our shareholders have contributed a significant amount of capital, making it possible for us to develop our crowdfunding platform, services, and activities. To continue to develop our product offerings, expand our services and to obtain international coverage, a capital increase has been and will continue to be required.

Our principal sources of liquidity have been cash generated from sales of our equity and debt securities and cash generated from operations.
At June 30, 2016, cash on hand was approximately $35,000, other current assets excluding cash were $150,000 and we had a working capital deficit of $313,000. At the same time, we had current liabilities of approximately $499,000, which consisted principally of accounts payable, accrued expenses and current maturities of debt of $157,000, 234,000 and $108,000, respectively. At December 31, 2015, cash was approximately $554,000 and we had other current assets excluding cash of $107,000. At the same time, we had current liabilities of approximately $497,000 which consisted principally of accounts payable and accrued expenses of $391,000, a significant portion of which are attributable to an accrued advisory costs of $89,000. Our working capital deficit at December 31, 2015 was approximately $164,000. The decrease in our liquidity position at June 30, 2016 compared to December 31, 2015 is primarily attributable to cash used as working capital in operating activities.
Net Cash Used in Operating Activities
Net cash used in operating activities was approximately $1,014,000 for the six months ended June 30, 2016, as compared to net cash used of $747,000 for the six months ended June 30, 2015. The increase in net cash used in operations was primarily due to an increase in salary costs. During the three month period ended June 30, 2016 we have implemented measures to decrease the cash outflows to salaries by reducing the number of full-time employees of the company from 25 to 9.
Net Cash Used in Investing Activities
During the six months ended June 30, 2016, we used approximately $51,000 of cash in investing activities. Upon liquidation, the residual cash balance in Symbid Italia was distributed to the investors which resulted in a net cash outflow of $44,000 in deconsolidation. In the prior year period ended June 30, 2015, we earned $20,000 of cash in investing activities. The cash used in investing activities in the six months ended June 30, 2016 was primarily on new equipment of new personnel in the three month period ended March 31, 2016.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2016 and 2015, cash flows from financing activities totaled $542,000 and $782,000, respectively. Cash flows from financing activities for the six months ended June 30, 2016 primarily relate to the proceeds from the issuance of additional convertible notes to three investors.

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
Going Concern
Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $8,986,000 as of June 30, 2016 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placements of debt or equity securities. No assurances can be given that we will be able to raise cash from the sale of our securities or otherwise as or when needed. Our failure to obtain needed financing may cause us to curtail or cease operations. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.
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
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2016 our disclosure controls and procedures were not effective due to material weaknesses resulting from our Board of Directors not having any independent members and the fact that no member of our Board of Directors qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, controls were not designed and in place to insure that all required disclosures were originally addressed in our financial statements.
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
Changes in Internal Controls
During the fiscal quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 1, 2016, we closed on the sale of $550,000 in principal amount of 8% unsecured convertible promissory notes (the “Notes”) to three persons. Subject to earlier prepayment or conversion, the Notes mature three years from issuance. Interest is payable on the first, second and third anniversaries of the issuance date. We can prepay the Notes upon mutual agreement with the holders on terms to be negotiated. If, during the term of the Notes, we complete an equity offering (a “Qualified Offering”) for gross proceeds of not less than $1,500,000, the holders may, at their option, convert all or a portion of the principal and interest then due on the Notes into shares of our common stock at a price per share equal to 50% of the price at which our common stock is sold in the Qualified Offering. The Notes are subject to customary events of default. Subject to limited exceptions, while the Notes remain outstanding, we cannot incur any indebtedness that ranks senior in priority to the Notes. The Notes rank pari passu with the notes issued by us in an offering completed in September 2015.
Effective July 1, 2016, we issued an aggregate of 34,458 restricted stock units (“RSUs”) under our 2013 Equity Incentive Plan to two employees. The RSUs vest on June 30, 2017 and are subject to forfeiture in the event that the employee does not remain in our continuous employ through the vesting date.
Effective June 30, 2016, we terminated an aggregate of 72,481 RSUs under our 2013 Equity Incentive Plan held by four persons due to the termination of their respective employments by us.
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
We are in default with respect to the initial interest payment which was due on July 14, 2016, with respect to an aggregate of $60,000 in principal amount of 2015 8% Convertible Promissory Notes dated July 14, 2015 (the “Notes”). None of the holders of the Notes have requested payment of such interest or made other demands and we have commenced negotiations with them to extend the due date for the initial interest payment. We expect the holders of the Notes to agree to an extension but no assurance can be given that this will prove to be the case. Our failure to resolve this matter could have a material adverse effect on our financial condition. Until resolved, the holders can elect to declare the full principal amount of the Notes together with interest immediately due and payable. We do not presently have the funds available to pay the principal amount due on the Notes.

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
Our 50.1% owned subsidiary, Symbid Italia S.P.A.(“Symbid Italia”), formed on February 20, 2015, to develop the business of equity crowdfunding in Italy incurred operating losses during the year ended December 31, 2015, in the approximate amount of €107,000. Based thereon and following an extensive review of the prospects of Symbid Italia developing profitable operations in the near future and beyond, the board of directors and shareholders of Symbid Italia have determined that further investment in Symbid Italia is not warranted. This conclusion was based upon an assessment of the current and expected medium term Italian equity crowdfunding market, the view that the current European regulatory framework for equity crowdfunding reflects a country by country market rather than a pan European market which greatly limits expected synergies and economies of scale and because the Italian equity crowdfunding regulations restrict the ability to attract non-domestic investors. At the direction of the Symbid Italia board of directors, a special Symbid Italia shareholder meeting was held on April 29, 2016, at which it was determined to liquidate Symbid Italia and return the residual capital to the Symbid Italia shareholders. Notwithstanding the foregoing, we maintain a positive medium term outlook on the equity crowdfunding market.
On June 1, 2016, we closed on the sale of $550,000 in principal amount of 8% unsecured convertible promissory notes (the “Notes”) to three persons. Subject to earlier prepayment or conversion, the Notes mature three years from issuance. Interest is payable on the first, second and third anniversaries of the issuance date. We can prepay the Notes upon mutual agreement with the holders on terms to be negotiated. If, during the term of the Notes, we complete an equity offering (a “Qualified Offering”) for gross proceeds of not less than $1,500,000, the holders may, at their option, convert all or a portion of the principal and interest then due on the Notes into shares of our common stock at a price per share equal to 50% of the price at which our common stock is sold in the Qualified Offering.

The Notes are subject to customary events of default. Subject to limited exceptions, while the Notes remain outstanding, we cannot incur any indebtedness that ranks senior in priority to the Notes. The Notes rank pari passu with the notes issued by us in an offering completed in September 2015.
On July 1, 2016, each of Korstiaan Zandvliet, our Chief Executive Officer and President, Maarten van der Sanden, our Chief Financial Officer, Treasurer and Secretary, Robin Slakhorst, our Vice President, and Jeroen Bontje, a key employee, executed amendments to their respective employment agreements reducing their respective base annual net salaries by around 50% to €19,200. No other changes were made to such employment agreements.
During the development of our crowdfunding platform in 2010, we were in close contact with the Authority Financial Markets in The Netherlands (the “AFM”) to discuss our crowdfunding model, the structure of our crowdfunding platform and its relationship to the Dutch regulatory framework. In our correspondence with the AFM, we primarily focused on the equity based crowdfunding model rather than the pledge or donation based models which do not involve securities law considerations. In an email communication to us, the AFM acknowledged that, although it is our responsibility to identify activities requiring government authorization, as described to the AFM by us, the AFM saw, on the basis of the information provided, no indication that our crowdfunding activities would require permission under the Dutch Act on Financial Supervision. Although we did not specifically address our partnering/affiliate programs in our correspondence with the AFM, it is our understanding and belief that the same AFM considerations would apply to these activities to the extent that they make use of our legal structure and model.
During the expansion of our product offerings to include debt based crowdfunding, we have been in discussions with AFM regarding the classification of our activities. In agreement with the AFM, we applied for an exemption for our debt based crowdfunding activities under the Dutch financial regulatory framework at the AFM, which was provided in the second quarter of 2015.
Although our activities have not materially changed in comparison with the information provided to the AFM in 2010, the AFM has communicated on August 9, 2016 they have revised their earlier assessment with regard to our equity based crowdfunding activities. The AFM publicly stated an overall policy to regulate equity based crowdfunding activities under the Markets in Financial Instruments Directive (the “MiFID”). In force since November 2007, this directive of the European Commission governs the provision of investment services in financial instruments by banks and investment firms and the operation of traditional stock exchanges and alternative trading venues.
With respect to our equity based crowdfunding activities this does imply we will have to apply for a license as investment firm under the MiFID to continue our equity based crowdfunding activities. We will assess the requirements for such an Investment Firm license, but no guarantees can be given we will be able to comply with such requirements. Also we are currently in discussion with the AFM on what the timelines will be for the new policy to be in full effect.
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
The following exhibits are included as part of this report:
Exhibit Number	Description of Exhibit
4.1*	Form of 2016 8% Convertible Promissory Note
31.1	Certification of Principal Executive Officer and Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith
**This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SYMBID CORP.

August 15, 2016	By:	/s/ Korstiaan Zandvliet
Korstiaan Zandvliet, Chief Executive Officer

SYMBID CORP.

August 15, 2016	By:	/s/ Maarten van der Sanden
Maarten van der Sanden, Chief Financial Officer