Form 10-Q
period 2016-09-30
SYMBID CORP.
filed 2016-12-14
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
There were 187,329,355 shares of the registrant’s common stock outstanding as of December 14, 2016.

SYMBID CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION
ITEM 1.
FINANCIAL STATEMENTS

 SYMBID CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash	$7,724	$553,696
Accounts receivable, less allowance for doubtful accounts of $-0- and $39,847 respectively	44,404	64,639
Prepaid expenses and other current assets	45,970	42,553
Total current assets	98,098	660,888

Property and equipment, at cost, less accumulated depreciation	17,398	15,108
Investments in associated companies	1,166	1,134
Intangible assets, net	-	785,070
Total assets	$116,662	$1,462,200

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities
Line of credit	$55,479	$-
Accounts payable	101,280	88,774
Accrued expenses and other current liabilities	262,486	301,896
Current maturities of notes payable	33,916	32,993
Subordinated loan – related party	75,059	73,016
Total current liabilities	528,220	496,679

Notes payable, less current maturities	33,902	49,476
8% Convertible promissory notes payable, net of $1,126,807 and $722,622 discount, respectively	733,193	587,378
Total liabilities	1,295,315	1,133,533

Commitments

Stockholders' (Deficiency) Equity

Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 37,277,039 and 36,909,472, respectively	37,277	36,909

Additional paid-in capital	8,302,256	7,635,104
Accumulated other comprehensive loss	(297,000)	(322,183)
Accumulated deficit	(9,142,389)	(6,994,274)
Total Symbid Corp. stockholders' (deficiency) equity	(1,099,856)	355,556
Noncontrolling interests	(78,797)	(26,889)
Total stockholders' (deficiency) equity	(1,178,653)	328,667
Total liabilities and stockholders' equity	$116,662	$1,462,200

 (The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Crowdfunding	$51,748	$58,979	$181,389	$191,177
The Funding Network	(3,155)	-	11,143	-
Other	(2,680)	9,787	631	43,825
Total revenues	45,913	68,766	193,163	235,002
Operating expenses
Selling, general and administrative	103,243	359,779	1,019,277	1,188,655
Professional fees	7,853	226,533	275,441	565,996
Research and development costs	1,674	5,091	28,332	53,410
Depreciation and amortization	1,360	36,414	75,939	109,554
Bad debt expense (recoveries)	(13,170)	4,121	(42,907)	14,013
Impairment expense	-	-	740,073	-
Total operating expenses	100,960	631,938	2,096,155	1,931,628

Operating loss	(55,047)	(563,172)	(1,902,992)	(1,696,626)

Other income (expense)
Interest expense and amortization of debt discount	(91,470)	(69,121)	(246,641)	(74,401)
Other income	-	-	351	11,504
Other expense	-	-	(2,986)	(7,791)
Total other expense	(91,470)	(69,121)	(249,276)	(70,688)

Net loss	(146,517)	(632,293)	(2,152,268)	(1,767,314)

Net income (loss) attributable to noncontrolling interests	9,787	(27,477)	(4,153)	(58,480)

Net loss attributable to Symbid Corp. stockholders	$(156,304)	$(604,816)	$(2,148,115)	$(1,708,834)

Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.06)	$(0.05)

Weighted average number of shares outstanding
Basic and diluted	37,277,039	34,924,982	37,102,646	34,707,412

Share-based compensation expense included in operating expenses:
Selling, general and administrative	$(14,391)	$20,424	$33,187	$238,861
Research and development costs	-	910	(942)	32,849
	$(14,391)	$21,334	$32,245	$271,710

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net loss	$(146,517)	$(632,293)	$(2,152,268)	$(1,767,314)
Other comprehensive loss:
Foreign currency translation income (loss)	(1,646)	(9,918)	25,183	(99,563)
Comprehensive loss	(148,163)	(642,211)	(2,127,085)	(1,866,877)

Net income (loss) attributable to noncontrolling interests	9,787	(27,477)	(4,153)	(58,480)
Foreign currency translation income (loss) attributable to noncontrolling interests	(18)	264	(1,584)	10,396
Comprehensive income (loss) attributable to noncontrolling interests	9,769	(27,213)	(5,737)	(48,084)
Comprehensive loss attributable to Symbid Corp. stockholders	$(157,932)	$(614,998)	$(2,121,348)	$(1,818,793)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(2,152,268)	$(1,767,314)
Adjustments to reconcile net loss to net cash
used in operating activities
Employee and non-employee share based compensation	32,245	271,710
Shares issued under service agreements	-	182,386
Depreciation and amortization	75,939	109,554
Amortization of debt discount	145,815	58,132
Impairment of intangible asset	740,073	-
Warrant liability - fair value adjustment	-	7,791
Provision for doubtful accounts	(40,772)	14,013
Loss on liquidation of Symbid Italia	2,986	-
Gain on sale of investment in Gambitious B.V.	-	(11,504)
Changes in assets and liabilities
Accounts receivable	62,711	(5,422)
Prepaid expenses and other current assets	11,570	(14,196)
Accounts payable	10,862	(231,750)
Accrued expenses and other current liabilities	22,371	(71,882)
Net cash used in operating activities	(1,088,468)	(1,458,482)

Cash flows from investing activities
Proceeds from sale of associated companies	$-	$20,309
Net payment from liquidation of Symbid Italia	(44,744)	-
Acquisition of property and equipment	(5,784)	-
Net cash (used in) provided by investing activities	(50,528)	20,309

Cash flows from financing activities
Line of credit, net	$55,221	$-
Repayments of notes payable	(16,879)	(16,872)
Proceeds from convertible notes	550,000	1,500,000
Proceeds from the issuance of common stock, net of issuance costs	-	724,116
Net cash provided by financing activities	588,342	2,207,244

Effect of exchange rate changes on cash	4,682	(41,294)
Net (decrease) / increase in cash	(545,972)	727,777

Cash and cash equivalents, beginning of period	553,696	233,068
Cash and cash equivalents, end of period	$7,724	$960,845

Supplemental cash flow disclosures
Interest paid	$3,847	$9,145

Non-cash investing and financing activities
Change in accrued expenses related to non-employee share based payments	$85,275	$13,080
Deconsolidation of Symbid Italia assets	5,901	-
Beneficial conversion feature	550,000	-
Conversion of 8% convertible promissory notes	-	190,000
Reallocation of noncontrolling interests	-	129,918

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 - BUSINESS, ORGANIZATION AND LIQUIDITY

Interim Condensed Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

On February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation was created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi. Through Symbid Italia, we intend to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs can connect, fund, grow together and digitalize financial services for Italian small and medium enterprises. Symbid Italia represents the first stage of the European roll-out of our crowdfunding platform outside of The Netherlands. In connection with the formation of Symbid Italia, we paid $284,525 for a 50.1% ownership interest. Banca Sella holds a 29.94% ownership interest and Mr. Pichi holds a 19.96% interest. At the direction of the Symbid Italia board of directors, a special Symbid Italia shareholder meeting was held on April 29, 2016, at which it was determined to liquidate Symbid Italia and return the residual capital to the Symbid Italia shareholders. On May 26, 2016, Symbid Italia was liquidated and the Company received $44,744 for its 50.1% interest and recognized a loss of $2,986. The results of Symbid Italiaís operations have been included in the condensed consolidated financial statements (see Note 9).

As of September 30, 2016 and December 31, 2015, the Company had a 14.53% ownership in Kredietpaspoort Coöperatie U.A. (“Kredietpaspoort”), a Cooperative located in the Netherlands, through its wholly owned subsidiary Symbid B.V. and Symbid Coöperatie UA (“Symbid Coop”), a variable interest entity which we effectively controlled through corporate governance rather than through any ownership. In addition, the Companyís former Chief Commercial Officer owned a 5.72% interest in Kredietpaspoort. The Kredietpaspoort is a cloud- based platform that was developed to provide credit evaluation and financing options to SME companies in the Netherlands. At September 30, 2016 and December 31, 2015, the combined holdings in Kredietpaspoort by Symbid B.V., Symbid Coop and our former Chief Commercial Officer totaled approximately 20.25% (see Note 5). On November 15, 2016, our ownership interest decreased below 20%, refer to Note 5 for additional discussion.

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

During the first quarter of 2015, the Company sold its remaining interest in Gambitious Coöperatie UA (“Gambitious Coop”) to better align the goals of the Company (see Note 5).

As of September 30, 2016 and December 31, 2015, the Company held a 7% ownership interest in Equidam Holding B.V. (“Equidam”). Equidam started as an online valuation tool for private companies with a particular focus on SME’s, Equidam now also offers simple monitoring services to investors on the Company’s platform.

Because the Company was not able to raise additional capital from investors during the second half of 2016 it was forced to enter into settlement agreements with its creditors and note holders and ultimately restructure the Company (See Note 12). As a result of the restructuring, the Company curtailed certain operations and changed its business focus from the operation of online funding platforms and the provision of software solutions for SMEs in the alternative financing market to the licensing of available software packages that the Company owns and licenses intellectual property.

The revised business model will require fewer employees, advisors and consultants and will be more economical to operate. Over the past few years the Company has developed several software products suitable for the alternative market which it will continue to offer to third parties. Such products and related services include white label versions of crowdfunding software for investor groups and monitoring software to provide investors with ongoing insight into the performance of SMEs to which they have loaned money. Related licensing fees and subscription agreements may include set fees and yearly contribution fees.

The Company’s goal is to substantially reduce or eliminate its debt, continue to operate its business and negotiate a possible acquisition or other business combination with another operating entity. There can be no assurance that the Company will be successful in this endeavor or that if a business combination is consummated that it will be on favorable terms. In the interim, the Company will continue forward with its ongoing operations under th revised business model.

Liquidity and Going Concern Matters
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses during the three months ended September 30, 2016 and 2015, of $146,517 and $632,293, respectively. Losses during the nine months ended September 30, 2016 and 2015 were $2,152,268 and $1,767,314, respectively. At September 30, 2016 and December 31, 2015, the Company had a working capital deficit of $430,122 and working capital of $164,209, respectively. As of September 30, 2016, the Company had cash on hand of $7,724 and current liabilities to credit institutions of $89,395. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern.

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

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

To mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern management sought out new and current strategic institutional investors. However, the Company was unable to raise additional funds and during the fourth quarter of 2016 ultimately decided to restructure and convert the majority of its liabilities into participation rights in Symbid Coöp. Additionally, to avoid bankruptcy due to the cash flow position of the Company management decided to implement a cost reduction program during the second quarter of 2016. During the reporting period, the following cost reduction actions have been successfully implemented and have provided a positive impact on the cost structure of the Company:

●
Closed offices in Milano (Symbid Italia) and Amsterdam (Product development);
●
Reduction in costs of office space Rotterdam HQ;
●
Terminated employment agreements with 10 full time employee ("FTE") product development team, our CFO, 2 FTE Symbid Italia, 4 Commercial FTE operating in the Netherlands;
●
Put on hold internationalization of the Symbid services and products;
●
Put on hold the further investments related to monitoring services;
●
Management salaries were reduced to nil as of August 1, 2016.

In addition to the measures implemented in the first nine months of 2016, the Company also implemented the following cost reductions in connection with the restructuring during the fourth quarter of 2016:

●
Resignation of Robin Slakhorst as CCO and Board member of the Company;
●
Termination of employment agreements remaining employees of Symbid B.V., under condition employment agreements were assumed by Symbid Coop;
●
Further software and infrastructure development for the core crowdfunding product has been stopped and under certain conditions assumed by Symbid Coop;
●
Termination of the obligations to operate a crowdfunding platform in the Netherlands through Symbid B.V., the Company decided for a shift in focus to commercialize the available software products instead of the more cash intensive operation of a crowdfunding platform. Symbid Coop will continue as an independent business entity in the crowdfunding business within the Netherlands whereby it has been assuming significant obligations from the Company.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its significant subsidiaries on a combined and consolidated basis. The Company also includes subsidiaries over which a direct or indirect legal or effective control exists and for which the Company is deemed to direct the significant activities and has the obligation to absorb the losses or benefits of the entities. All intercompany accounts, balances and transactions with other consolidated entities have been eliminated. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company’s accounts as well as those of a certain variable interest entity (“VIE”) for which the Company was the primary beneficiary.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentrations of Credit Risk

Cash Held in Banks
The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to $112,110.

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

As of September 30, 2016 and December 31, 2015, the balance sheet accounts, with the exception of equity, were translated at 1 EUR to $1.1211 and $1.0906, respectively. The average translation rates applied to the statements of operations and cash flows for the three months ended September 30, 2016 and 2015 were at 1 EUR to $1.1157 and 1 EUR to $ 1.1122, respectively. The average translation rates applied to the statements of operations and cash flows for the nine months ended September 30, 2016 and 2015 were at 1 EUR to $1.1159 and 1 EUR to $ 1.1154, respectively.

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

The carrying value of the intangible asset is reviewed on a regular basis for the existence of facts or circumstances that the intangible asset may be impaired. An intangible asset is subject to amortization and is assessed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. In testing the recoverability of the asset, the carrying value of the asset is compared to the future projected undiscounted cash flows. The cash flows are based on management’s expectations of future revenues and expenses including costs to maintain the assets over their respective service lives. An impairment loss is recognized as the excess of the carrying value over the fair value when an asset is not recoverable. Fair value is based on valuation techniques or third party appraisals. Significant estimates and judgments are applied in determining these cash flows and fair values. In accordance with US GAAP, we perform interim impairment testing should circumstances requiring it arise. Due certain impairment indicators which were triggered during the three months ended June 30, 2016, the Company performed an impairment analysis of its intangible asset which indicated that the future undiscounted cash flows of the asset did not exceed its net carrying value. As such, the Company fully impaired its intangible asset at June 30, 2016 (see Note 4).

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

The Company reviews the collectability of accounts receivable based on an assessment of historic experience, current economic conditions, and other collection indicators. At September 30, 2016 and December 31, 2015, the Company has recorded an allowance for doubtful accounts of $-0- and $39,847, respectively.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”), which addresses how companies evaluate whether a reporting entity is the primary beneficiary of a VIE by changing how the reporting entity that is a single decision marker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a VIE), the amendments in ASU 2016-17 require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU will be effective for annual periods and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

3 - VARIABLE INTEREST ENTITY- SYMBID COOP
At September 30, 2016, the Company held a variable interest in Symbid Coop. Symbid Coop is the lessee of the Company’s online crowdfunding platform. Symbid B.V. licenses the online platform exclusively to Symbid Coop. The management of Symbid Coop is the same as the management of Symbid B.V. and Symbid Holding.

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

3 - VARIABLE INTEREST ENTITY- SYMBID COOP (Continued)
On November 15, 2016 Symbid B.V. and Symbid Coop entered into an Intellectual Property License Termination Agreement which terminated the April 13, 2011 License Agreement between them retroactive to November 1, 2016. Symbid B.V. had controlled and operated Symbid Coop through corporate governance under the license agreement pursuant to which the online crowdfunding platform was leased. Also on November 15, 2016 Symbid Coop assumed certain debts and obligations from Symbid B.V. in consideration of cancellation of the current account between Symbid B.V. and Symbid Coop and office furniture from Symbid B.V. to be obtained in return by Symbid Coop, under the suspending condition that all other debts and obligations of Symbid B.V. were settled, with the exception of any intercompany balances within the Company. Symbid Coop has been assuming the debts and obligations under the condition the Company would have given up its board control over Symbid Coop. By November 1, 2016, the effective date of the Intellectual Property License Termination Agreement and after having given up the board control in Symbid Coop the Company lost control of Symbid Coop which became an independent entity.
The classification and carrying amounts of assets and liabilities of Symbid Coop in the condensed consolidated balance sheets are as follows:

	September 30, 2016	December 31, 2015
Current assets	$45,593	$73,600
Current liabilities	$125,180	$186,214

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

On June 30, 2016, the Company fully impaired its intangible asset as it was deemed that the fair value of the asset was not recoverable. A non-cash impairment charge of $740,000 has been included in the results of operations for the nine month period ended September 30, 2016.

4 – INTANGIBLE ASSET (Continued)

The intangible asset consists of software obtained through the acquisition of the FAC B.V. The intangible asset consists of the following:

	September 30,	December 31,
	2016	2015
Software	$1,019,103	$984,267
Less - Accumulated amortization	(274,394)	(199,197)
Impairment	(740,063)	-
Translation adjustment	(4,646)	-
	$-	$785,070

During the three months ended September 30, 2016 and 2015, amortization expense related to software was $-0- and approximately $36,000, respectively. During the nine months ended September 30, 2016 and 2015, amortization expense related to software was $72,000 approximately $108,000, respectively.

5 - INVESTMENTS IN ASSOCIATED COMPANIES

Kredietpaspoort
As of April 2014, Symbid B.V. and Symbid Coop acquired membership interests of 6.50% and 6.03% of Kredietpaspoort, respectively. The initial investments in Kredietpaspoort by Symbid B.V. and Symbid Coop of approximately $17,000 and $16,000, respectively, were recorded in Investments in Associated Companies. In addition, during 2014 our Chief Executive Officer and Chief Commercial Officer, both of whom are Directors of the Company, each acquired membership interests of 5.15% and 4.96%, respectively, in Kredietpaspoort. In December of 2014, our Chief Executive Officer sold his interest of 5.15% in Kredietpaspoort, also there was a re-allocation of memberships. At September 30, 2016 and December 31, 2015, our Chief Commercial Officer holds an interest of 5.72%, while the interests of each Symbid Coop and Symbid B.V. are 6.96% and 7.57%, respectively. As a result, our combined interest decreased from 22.64% to 20.25%.

As of December 31, 2014, the Kredietpaspoort investment balance was reduced to nil, as the Company suffered losses beyond the initial investment balance. On November 15, 2016, the Company’s Chief Commercial Officer resigned from the Company. Due to the departure of this officer and the loss in control of Symbid Coop during the fourth quarter the combined interest in Kredietpaspoort decreased from 20.25% to 7.57%.

The Company has accounted for its investment in Kredietpaspoort on the equity method basis of accounting through September 30, 2016, as Symbid had the ability to exercise significant influence over the operating and financial policies of Kredietpaspoort through representation on the Kredietpaspoort board of directors and the combined voting interest of Symbid and its Chief Commercial Officer. However, upon the departure of the Company’s Chief Commercial officer Company will no longer have significant influence over Kredietpaspoort and will account for its investment on the cost method of accounting basis in future periods. As of September 30, 2016, the initial investment has not been recovered.

Gambitious
In previous periods, the Company had an indirect ownership interest in Gambitious B.V. (“Gambitious”), a Company located in the Netherlands, which used the Company’s platform to raise capital for video games produced by a wide range of developers. On February 9, 2015, the Company sold its remaining 12% indirect interest in Gambitious for $20,360 and recorded a gain on investment of $11,504 which is included in other income in the condensed consolidated statement of operations for the nine months ended September 30, 2015.

5 - INVESTMENTS IN ASSOCIATED COMPANIES (Continued)

Equidam
In August 2013, the Company acquired a 10% interest in Equidam Holding B.V. (“Equidam”) for $1,166 recorded in Investments in Associated Companies. As of September 30, 2016, the Company has a 7% ownership in Equidam, as the initial investment was diluted through a subsequent round of seed funding. The Company is accounting for their investment in Equidam on the cost basis of accounting. There have been no material transactions with Equidam during the reporting period.

6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
	September 30, 2016	December 31, 2015
Advisory costs	$31,984	$89,829
Interest	141,611	45,863
Wage tax return	2,005	19,035
Holiday pay allowance/Net salary	13,133	24,533
Penalty waiver	14,630	14,630
Marketing	24,804	38,069
Accrued stock liability	11,018	20,541
Other current liabilities	20,787	49,396
	$262,486	$301,896

All amounts are payable within one year.

7 - NOTES PAYABLE
	September 30,	December 31,
	2016	2015
Line of credit	$55,479	$-
Working capital facility	67,818	82,469
Subordinated loan – related party	75,059	73,016
8% Convertible promissory notes	733,193	587,378
Total notes payable	931,549	742,863
Less - Current Maturities	(164,454)	(106,009)
Notes payable, less current maturities	$767,095	$636,854

Working Capital Facility
The Company has two credit facilities with the Rabobank, a national bank in the Netherlands.

The facility consists of the following two agreements:
1.
Long term loan for approximately $202,000, bears interest of approximately 6.4%, principal and interest payable quarterly. The loan decreases on a quarterly basis by approximately $8,000, starting on September 30, 2012. As of September 30, 2016, the loan balance was approximately $68,000.
2.
A line of credit of approximately $67,000 with a floating interest rate of approximately 8.40% at September 30, 2016 and December 31, 2015, respectively. There was a balance of approximately $55,000 on the credit facility at September 30, 2016.

7 - NOTES PAYABLE (Continued)
The working capital facility is secured by the following assets:
1.
Assets of the Company including receivables and intellectual property developed by the Company.
2.
Guarantee by principal members of management up to approximately $57,000.
3.
Guarantee by the Netherlands government for the remaining balance in a hypothetical liquidation up to approximately $246,000.

On November 15, 2016 Symbid B.V. transferred its outstanding debt under the working capital facility and line of credit including all accrued interest due thereon to Symbid Coop. Refer to Note 12 for additional discussion.

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

On July 14, 2015 the initial closing of the Notes took place under which the Company raised $250,000 from a total of seven investors. The Company recorded a debt discount related to the BCF of $62,500. At September 30, 2016, there are 1,538,320 common shares underlying the convertible principal and interest balance. The effective interest rate of the liability component is equal to 17.7% for the three and nine months ended September 30, 2016 and 2015. Accrued interest at September 30, 2016 is $5,813 and included in accrued expenses and other current liabilities. The conversion rate (shares of common stock per $1 principal amount of notes) and the conversion price at September 30, 2016, are 23.37 and $0.043, respectively. As of September 30, 2016, the unamortized debt discount will be amortized over a remaining period of approximately 1.76 years. The if converted value as of September 30, 2016 exceeds the principal balance of the Convertible Notes by $16,916.

On July 14, 2015, four investors from the July 14, 2015 closing converted an aggregate of $190,000 in Notes into 760,000 shares of unregistered common stock. Upon conversion the Company recorded $47,500 in interest expense and a corresponding reduction to the debt discount associated with these Notes.

7 - NOTES PAYABLE (Continued)

On September 8, 2015 the Company held the final closing of the Notes under which it raised $1,250,000 from a total of six investors. The Company recorded a debt discount related to the BCF of $759,876. At September 30, 2016, there are 31,697,719 common shares underlying the convertible principal and interest balance. The effective interest rate of the liability component was equal to 40.4% for the three and nine months ended September 30, 2016 and 2015. Accrued interest at September 30, 2016 is $106,111 and included in accrued expenses and other current liabilities. The conversion rate (shares of common stock per $1 principal amount of notes) and the conversion price at September 30, 2016, are 23.37 and $0.043, respectively. As of September 30, 2016, the unamortized debt discount will be amortized over a remaining period of approximately 1.91 years. The if converted value as of September 30, 2016 exceeds the principal balance of the Convertible Notes by $334,886.

As of September 30, 2016, we were in default with respect to the initial interest payments which were due on July 14, 2016 and September 8, 2016, with respect to an aggregate of $60,000 and $1,310,000 in principal amount of the 2015 Notes dated July 14, 2015 and September 8, 2015, respectively. On November 15, 2016, the Company entered into a Note Termination and Conversion Agreement with each of the 2015 Note holders. An aggregate of $1,310,000 in principal amount together with all accrued interest was cancelled in exchange for equity participation rights in Symbid Coop representing an aggregate of 6.5% of the profit rights in Symbid Coop. One note holder of $1,175,000 in principal amount of 2015 Notes agreed to receive the right of first refusal with respect to any direct or indirect activities of the Company. Refer to Note 12 for additional discussion.

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

The conversion rate is subject to proportionate adjustment in the event of a subdivision, combination or stock split, stock dividends, reorganization reclassification, consolidation or merger. The Company may not incur senior indebtedness to exceed $250,000, must provide notice of default and notice of entry in certain material transactions such as; voluntary liquidation, merger or consolidation, sale or transfer of assets and amendments to the articles of incorporation. The 2016 Notes are subject to customary events of default such as bankruptcy, reorganization or insolvency and will become due immediately upon such event. While the 2016 Notes remain outstanding, the Company cannot incur any indebtedness that ranks senior in priority to the 2016 Notes. The 2016 Notes rank pari passu with the 2015 Notes.

Because the conversion rate of the Notes was less than the market value of the Company’s stock on the closing date the Company has recorded a BCF. The BCF is calculated by using the most favorable conversion price that would be in effect at the conversion date to measure the intrinsic value of an embedded conversion option. The BCF is recorded to additional paid-in capital with an offset to debt discount as prescribed by ASC 470-20. The discount against the Notes is accreted to interest expense using the effective interest rate method.

7 - NOTES PAYABLE (Continued)

On June 1, 2016, the closing of the 2016 Notes took place under which the Company raised $550,000 from a total of three investors. The Company recorded a debt discount related to the BCF of $550,000. At September 30, 2016, there are 66,416,993 common shares underlying the convertible principal and interest balance. The effective interest rate of the liability component was equal to 960% for the three and nine months ended September 30, 2016. Accrued interest at September 30, 2016 is $14,544 and included in accrued expenses and other current liabilities. The conversion rate (shares of common stock per $1 principal amount of notes) and the conversion price at September 30, 2016, are 40 and $0.025, respectively. As of September 30, 2016, the unamortized debt discount will be amortized over a remaining period of approximately 2.63 years. The if converted value as of September 30, 2016 exceeds the principal balance of the Convertible Notes by $579,089.

On November 15, 2016, the Company entered into a Note Termination and Conversion Agreement with each of the 2016 Note holders. An aggregate of $550,000 in principal amount together with all accrued interest was cancelled in exchange for equity participation rights in Symbid Coop representing an aggregate of 18.75% of the profit rights in Symbid Coop. Refer to Note 12 for additional discussion.
Convertible promissory notes payable and related convertible accrued interest as of September 30, 2016 are as follows:

	Principal	Unamortized Debt Discount	Balance as of September 30, 2016
8% Convertible promissory notes July 14, 2015	$60,000	$(9,458)	$50,542
8% Convertible promissory notes September 8, 2015	1,250,000	(567,350)	682,650
8% Convertible promissory notes June 1, 2016	550,000	(549,999)	1
	$1,860,000	$(1,126,807)	$733,193

Subordinated Loan - Related Party
A stockholder of the Company has granted a loan of approximately $75,000 to the Company due on December 31, 2016 with interest only payments of 4% per annum. The loan is subordinate to the interests of the working capital facility and is unsecured.

On November 15, 2016 Symbid B.V. entered into an agreement with the holder of the Subordinated related party loan which provided for the termination of a September 15, 2011 promissory note from Symbid B.V., including all accrued interest due thereon, in consideration of the grant of a 1.33% participation in Symbid Coop.

Interest expense
For the three and nine months ended September 30, 2016, the Company recognized interest expense associated with its debt balances as follows:

	Three months ended September 30, 2016	Nine months ended September 30, 2016

Cash Interest Expense	$39,096	$100,826
Coupon interest expense
Noncash Interest Expense
Amortization of debt discount	52,374	145,815
	$91,470	$246,641

8 – CAPITAL STOCK

Common and Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

Net Loss per Share
Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. As of September 30, 2016, there are 5,853,530 Investor and 93,000 Broker Warrants which are excluded on the aforementioned basis. As of September 30, 2016, there are 55,817,817 shares related to the convertible Notes that would be potentially dilutive if converted.

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

8 – CAPITAL STOCK (Continued)

Common Stock Issued for Services
During the nine months ended September 30, 2016, the Company issued 249,567 shares common stock as consideration for professional services valued at $77,701. These services had been accrued for as of March 31, 2016 and resulted in a non-cash financing adjustment when issued during the nine months ended September 30, 2016. No shares were issued for services during the three months ended September 30, 2016. During the three and nine months ended September 30, 2015, the Company issued 71,911 and 74,991 shares of common stock as consideration for professional services valued at $21,930 and $88,859.

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

9 – NONCONTROLLING INTERESTS

The composition of the net loss attributable to noncontrolling interests are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Symbid Coop- 100%	$9,787	$(14,149)	$35,992	$(24,371)
Symbid Italia – 49.9%	-	(13,328)	(40,145)	(34,109)
Total	$9,787	$(27,477)	$(4,153)	$(58,480)

The composition of noncontrolling interests as reported in the balance sheets are as follows:

	September 30, 2016	December 31, 2015
Symbid Coop - 100%	$(78,797)	$(112,614)
Symbid Italia – 49.9%	-	85,725
Total deficiency attributable to noncontrolling interests	$(78,797)	$(26,889)

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

9 – NONCONTROLLING INTERESTS (Continued)

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

On May 26, 2016, the Symbid Italia was liquidated and the Company received proceeds of $44,744 and recognized a loss on derecognition of $2,986 which is included in other expense in the condensed consolidated statements of operations for the nine month period ended September 30, 2016. The loss represents the difference between the fair value of the proceeds received, the carrying amount of the noncontrolling interest and the carrying amount of Symbid Italia’s net assets at May 26, 2016.

Refer to Notes 1 and 12 for the discussion regarding the loss of the control in Symbid Coop subsequent to the reporting period end.

10 - SHARE BASED COMPENSATION PLANS

2013 Stock Incentive Plan
Under the 2013 Plan, 5 million shares of the Company’s common stock have been reserved for issuance to officers, employees, directors, consultants and advisors to the Company. The stock plan provides for grants of options, stock appreciation rights, performance share awards, restricted stock and restricted stock unit awards (“the Awards”). Up to 1,666,666 shares may be granted during the first 12 months following the Share Exchange and the remaining 3,333,332 shares may be granted during the first 24 months following the Share Exchange. As of September 30, 2016, there are 3,716,932 shares available for issuance under the 2013 Plan. The vesting period for the Awards under the 2013 Plan is determined by the Board at the date of grant and is generally one year. No awards were granted to employees or non-employees during the three months ended September 30, 2016.

Employee Share Based Compensation

There were no restricted stock unit grants to employees during the three and nine months ended September 30, 2016. During the three months ended September 30, 2015 133,332 restricted stock units ("RSUs") were awarded to four members of management under the 2013 Plan. During the nine months ended September 30, 2015, we awarded 280,568 RSUs to five employees and four members of management under the 2013 Plan.

Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting.
During the three and nine months ended September 30, 2016, 4,610 and 168,379 RSUs vested, respectively. During the three and nine months ended September 30, 2016, there were 165,081 and 367,890 forfeitures of restricted stock, respectively. During the three and nine months ended September 30, 2015, 8,000 and 888,736 RSUs vested. During the three and nine months ended September 30, 2015, there were nil and 9,750 forfeitures of restricted stock. The fair market value for stock-based compensation expense is equal to the closing price of our common stock on the date of grant, which is measured based on the publicly traded share price. The restrictions on the stock awards are released generally over one year.

10 - SHARE BASED COMPENSATION PLANS (Continued)

Due to forfeitures of unvested awards during the three months ended September 30, 2016, the Company reversed share based compensation expense for employee awards of approximately $14,000, all of which was recorded in selling, general and administrative expenses. The Company recognized share based compensation expense for employee awards of approximately $28,000 for the nine months ended September 30, 2016, of which approximately $29,000 is recorded in selling, general and administrative expenses and $1,000 was reversed from research and development expense.

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

There is no unrecognized compensation expense for unvested employee RSU’ at September 30, 2016.

Non-employee Share Based Compensation
Share- based compensation expense related to restricted stock and restricted stock units (collectively ‘Non-Employee Awards’) granted to non- employees is measured at the fair value of consideration received or the fair value of the equity instruments issued or liabilities incurred, whichever is more reliably measured. The cost of the share based payments to non- employees that are fully vested and non- forfeitable as at the grant date are remeasured and recognized at that date, unless there is a contractual term for services, in which case such compensation would be amortized over the contractual term. For the nine month period ended September 30, 2016, no equity awards were granted to non- employees under the 2013 Plan.

During the nine months ended September 30, 2015, we awarded 30,000 RSU’s to one advisor under the 2013 Plan. There were no grants during the three month period ended September 30, 2015. During the three and nine month periods ended September 30, 2016, -0- and 17,505 Awards vested. During the three and nine month periods ended September 30, 2015, 56,500 and 137,500 Awards vested. As of September 30, 2016, no non-employees have forfeited restricted stock or RSUs awarded under the 2013 Plan.

Under the 2013 Plan, for the three and nine months ended September 30, 2016, the Company recognized share based compensation expense for non-employees of nil and $4,038, all of which was recorded in selling general and administrative expenses. As of September 30, 2016, the Company has recorded approximately $13,000 in accrued expenses and other liabilities related to these non- employee share arrangements, which are either subject to continued contractual service conditions or have not been settled in common stock of the Company. For the three and nine months ended September 30, 2015, the Company recognized share based compensation expense for non-employees of $11,000 and $30,000. There was no unrecognized compensation expense for unvested non-employee RSUs at September 30, 2016.

11 – COMMITMENTS

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
750,000

The number of shares to be issued for each of 2016 and 2017 will be based upon the number of monitoring start packages of EUR 300 times the number of companies purchasing those packages from us that have been introduced to us by Credion. The value of this turnover will be translated into a number of shares of restricted stock based on the fair value valuation as at December 31 of the relevant time periods as defined in the table above, and maximized at the number of shares for the specific period payable on December 31, 2016 and 2017. For the year ended December 31, 2015, 5 monitoring start packages were sold under the agreement and an accrual of approximately $1,700 has been recorded in accrued expenses and other current liabilities at September 30, 2016. For the nine months ended September 30, 2016, no monitoring start packages were sold under the agreement.

12- SUBSEQUENT EVENTS

Employment Agreements
Effective October 12, 2016, each of the executive officers, Korstiaan Zandvliet, Maarten van der Sanden and Robin Slakhorst, executed amendments to their respective employment agreements pursuant to which each executive agreed to have their base salaries reduced to zero retroactive to August 1, 2016. No other changes were made to the employment agreements.
On November 1, 2016 Symbid B.V. entered into agreements with Symbid Coop and persons having employment agreements with Symbid B.V., providing for the termination of all Symbid B.V. employment agreements and the entry into new agreements between such employees and Symbid Coop.
Robin Slakhorst resigned as the Company’s Chief Commercial Officer and as a Director effective the close of business on November 15, 2016. The resignation of Mr. Slakhorst was not the result of any disagreement with the Company on any matter related to our operations, policies or practices.

12- SUBSEQUENT EVENTS (Continued)

Debt restructuring
On November 15, 2016, the Company entered into a Note Termination and Conversion Agreement with each of the holders of the 2016 Notes, pursuant to which the holders agreed to the termination of their 2016 Notes in exchange for their receipt of equity participation rights in Symbid Coop. An aggregate of $550,000 in principal amount of 2016 Notes together with all accrued interest due thereon was cancelled and participation rights representing an aggregate of 18.75% of the equity in Symbid Coop was issued.
On November 15, 2016, the Company entered into a Note Termination and Conversion Agreement with each of the holders of the 2015 Notes pursuant to which the holders agreed to the termination of their respective 2015 Notes in exchange for equity participation rights in Symbid Coop and/or a right of first refusal with respect to any direct or indirect activities of Symbid Corp. and related entities and any future group companies in the field of funds activities and mandates for asset management in the small and medium enterprise (“SME”) segment. As to Symbid Corp., the right of first refusal shall terminate if and when there is a change in control of Symbid Corp. involving another entity with business activities different from those currently undertaken by Symbid Corp. In connection with the foregoing, one note holder of $1,175,000 in principal amount of 2015 Notes agreed to receive the right of first refusal pursuant to a Right of First Refusal Agreement executed on November 15, 2016, in combination with an equity participation in Symbid Coop while all of the other holders agreed to receive equity participation rights in Symbid Coop. An aggregate of $1,310,000 in principal amount of 2015 Notes together with all accrued interest due thereon was cancelled and participation rights representing an aggregate of 6.5% of the profit rights in Symbid Coop was issued. The Note Termination and Conversion Agreements also provided for the termination of pre-emptive rights which holders of the 2015 Notes had been granted in connection with their purchases of 2015 Notes.
On November 15, 2016, a note holder entered into the Right of First Refusal Agreement (“ROFRA”) described above, with the Company, Symbid Holding, Symbid Coop, Stichting Symbid IP Foundation (“IP Foundation”), Korstiaan Zandvliet, Maarten van der Sanden and Robin Slakhorst. The ROFRA requires Symbid Corp. and related parties to inform the note holder in writing, accompanied by a reasonably detailed business plan, of any asset management activities to be undertaken by any of the Symbid group companies after having developed a material marketing plan at least 60 days before such intended asset management activity is marketed. The note holder shall have 15 days after receipt of notice to inform the Symbid Corp. related parties as to its intention to exercise the right of first refusal. The ROFRA has a term which runs through December 31, 2020.
On November 15, 2016 Symbid B.V. entered into an agreement with Voyager Beheer BV (“Voyager”) and Symbid Coop which provided for the termination of the September 15, 2011 €66,950 subordinated related party loan from Symbid B.V. to Voyager, including all accrued interest due thereon, in consideration for a 1.33% participation in Symbid Coop.
On November 15, 2016 Symbid B.V. entered into an agreement with Rabobank Leiden-Katwijk (“Rabobank”), IP Foundation and Symbid Coop pursuant to which Symbid B.V.’s outstanding €52,959 debt to Rabobank and all accrued interest due thereon will be transferred to and assumed by Symbid Coop. The agreement further provided that a related line of credit with an amount due of €60,500 be transferred to and assumed by Symbid Coop. The agreement contains a condition precedent for an approval required by RVO, a Dutch government agency, for the transaction to be completed.

12- SUBSEQUENT EVENTS (Continued)

On November 18, 2016 the Company settled approximately €101,000 in debts with two creditors through agreements with Symbid Coop under which the creditors agreed to the termination of the debts in consideration of receiving participation rights in Symbid Coop aggregating to 5% of Symbid Coop.
On November 15, 2016 Symbid Coop assumed certain debts and obligations from Symbid B.V. in consideration of cancellation of the current account between Symbid B.V. and Symbid Coop and office furniture from Symbid B.V. to be obtained in return by Symbid Coop, under the suspending condition that all other debts and obligations of Symbid B.V. are settled, with the exception of any liabilities owed to Symbid Corp. or Symbid Holding B.V. by Symbid B.V.
License Agreements
On November 15, 2016 Symbid B.V. and Symbid Coop entered into an Intellectual Property License Termination Agreement which terminated the April 13, 2011 License Agreement between them retroactive to November 1, 2016.
On November 15, 2016 IP Foundation and Symbid Holding executed Addendum 2 to their Intellectual Property License and Transfer Agreement dated October 16, 2013 to enable IP Foundation to grant a non-exclusive license to Symbid Coop in return for Symbid Coop’s bearing the costs for the further development of the related software, intellectual property rights and know-how. This was done in recognition of the fact that Symbid Holding is no longer able to continue development of the software in compliance with applicable Netherlands laws and regulations.
On November 15, 2016 Symbid Coop and IP Foundation entered into an Intellectual Property License and Transfer Agreement (the “Agreement”) with retroactive effect to November 1, 2016 pursuant to which IP Foundation granted Symbid Coop a perpetual, royalty free license which included the right to grant sublicenses to affiliates of Symbid Coop to use the Symbid online crowdfunding platform to conduct crowdfunding business worldwide and to further develop and maintain the platform. Any sublicenses granted to Symbid Coop affiliates are required to provide for the subsequent transfer of any intellectual property rights and know how relating to the Symbid platform created by such affiliates to Symbid Coop. In the Agreement, Symbid Coop acknowledged and agreed that all intellectual property rights and other ownership rights in the intellectual property would remain with IP Foundation.
On November 15, 2016, the Company settled approximately €15,000 in debts with one creditor through a settlement agreement. The creditor is the owner of the FAC monitoring technology intellectual property rights for which we hold through our wholly owned subsidiary FAC B.V. the exclusive perpetual worldwide free of charge license. In consideration of the settlement of €15,000 the terms of the license were changed to a non-exclusive perpetual worldwide free of charge license.
Deconsolidation of Symbid Coop

As the result of the restructuring, our previous crowdfunding platform in the Netherlands will be operated through Symbid Coop. We previously controlled and operated Symbid Coop through corporate governance but as the result of the restructuring, Symbid Coop has become an independent entity. As we do not currently have the resources available to continue the software development of the online funding platform, Symbid Coop will be required to further develop the software for operating the crowdfunding platform under the laws and regulations of The Netherlands before January 1, 2017 in order to remain compliant. Symbid Coop has, in return for reimbursing the further development of the software, been granted a non-exclusive license to the intellectual property from IP Foundation in order to continue crowdfunding operations in The Netherlands. We will continue to hold an identical non-exclusive license to the intellectual property of the crowdfunding platform whereby we will be allowed to use the most up to date versions of the software and other intellectual property.
Issuances of common stock
On December 8, 2016, we issued an aggregate of 188,832 shares of our restricted common stock to three advisors and four former board members in connection with the vesting of restricted stock units.
On December 9, 2016, we entered into a Securities Purchase Agreement with CKR Law LLP ("CKR"), pursuant to which we issued 149,863,484 shares of our restricted common stock to CKR and its designees for (i) the cancellation of an aggregate of $86,456.41 due from the Company to CKR for services and expense reimbursements; (ii) a cash payment of $43,614 to be used to pay an aggregate of $37,614 to creditors of the Company, including payments required to enable the filing of this Quarterly Report; and (iii) the commitment of CKR to fund, to the extent future net revenues of the Company prove insufficient, additional operating expenses of the Company necessary to ensure its continuing operation and existence until such time that the Company can fund operations independently or until the Company completes an acquisition, business continuation, or similar transaction with an operating entity in a transaction that results in a change of control.

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
Since 2011, we have been a Dutch leader in equity-based crowdfunding having funded 125 small and medium sized enterprises (“SME”) with over €12.9 million (approximately $14.5 million) in total crowdfunding volume since inception. As of September 30, 2016, we had a community of approximately 40,000 active investors.
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
Symbid Coöperatie U.A. is the contractor for all of our crowdfunding business in the Netherlands. We do not own or have any interest in Symbid Coöperatie U.A. Symbid Coöperatie U.A is a variable interest entity (“VIE”) which we, through Symbid B.V., effectively control through corporate governance rather than through any ownership. Because we own no interest in Symbid Coöperatie U.A., we have no right to receive any distributions from Symbid Coöperatie U.A. The revenues to us from Symbid Coöperatie U.A. come from administrative, success and management fees paid to us by Symbid Coöperatie U.A. Because of the corporate governance control structure, we consolidate the financial statements of Symbid Coöperatie U.A. with our own. If we were to lose control of Symbid Coöperatie U.A. through a loss of our majority vote on the members’ counsel of Symbid Coöperatie U.A., we would not be able to continue to consolidate the financial results of Symbid Coöperatie U.A. and this would have a negative impact on our financial condition and results of operations. For the nine month period ended September 30, 2016 and 2015, approximately 94% and 80% of our revenues, respectively, were derived from Symbid Coöperatie U.A. For the nine month period ended September 30, 2016 and 2015 we had net losses of $2,152,268 and $1,767,314, respectively.

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
Progress on cost reduction program
During the third quarter we focused on attracting additional capital in order to prevent bankruptcy. In addition to our capital search efforts we continued to cut back on costs. Due to our liquidity problems we laid off employees in the second and third quarter and reduced our employee head count to 8. As of August 1, 2016, management decided to reduce salaries to nil in order to extend the life of the Company and increase the chances of raising additional capital from investors. As part of our cost reduction program, we closed both our offices in Amsterdam and Milan during early 2016. In addition, we ceased internal product technology development efforts and international business development. The focus of the Company going forward will be to provide online funding services and licensing of our developed technology with minimal operational costs, whereby the geographical focus will be on The Netherlands.

Subsequent events
Because we were not able to raise additional capital from investors in the fourth quarter we were forced to enter into settlements with our creditors and note holders and restructure the Company. This restructuring caused us to curtail certain business operations and change our focus from the operation of online funding platforms and the provision of software solutions for the alternative financing in the SME market to the licensing of available software packages for which we own or license the intellectual property.
The revised business model will require fewer employees, advisors and consultants and will be more economical to operate than our past operations. Over the past few years we have developed several software products suitable for the alternative market which we will continue to offer to and operate with third parties. Such products and related services include white label versions of crowdfunding software for investor groups and monitoring software to provide investors with ongoing insight into the performance of SMEs to which they have loaned money. Related licensing fees and subscription agreements may include set fees and yearly contribution fees.
Our goal is to substantially reduce or eliminate our debt, continue to operate our business and negotiate a possible acquisition or other business combination with another operating entity. There can be no assurance that we will be successful in this endeavor or that if a business combination is consummated that it will be on favorable terms. In the interim, we will continue forward with our business operations under the revised business model.
As the result of the restructuring, our previous crowdfunding platform in the Netherlands will be operated through Symbid Coöperatie UA (“Symbid Coöp”). We previously controlled and operated Symbid Coöperatie UA through corporate governance but as the result of the restructuring, Symbid Coöp has become an independent entity. As we do not currently have the resources available to continue the software development of the online funding platform, Symbid Coöp will be required to further develop the software for operating the crowdfunding platform under the laws and regulations of The Netherlands before January 1, 2017 in order to remain compliant. Symbid Coöp has, in return for reimbursing the further development of the software, been granted a non-exclusive license to the intellectual property from IP Foundation in order to continue crowdfunding operations in The Netherlands. We will continue to hold an identical non-exclusive license to the intellectual property of the crowdfunding platform whereby we will be allowed to use the most up to date versions of the software and other intellectual property.

Results of Operations
The following tables set forth our condensed consolidated statements of income data:
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Crowdfunding	$51,748	$58,979	$181,389	$191,177
The Funding Network	(3,155)	-	11,143	-
Other	(2,680)	9,787	631	43,825
Total revenues	45,913	68,766	193,163	235,002
Operating expenses
Selling, general and administrative	103,243	359,779	1,019,277	1,188,655
Professional fees	7,853	226,533	275,441	565,996
Research and development costs	1,674	5,091	28,332	53,410
Depreciation and amortization	1,360	36,414	75,939	109,554
Bad debt expense (recoveries)	(13,170)	4,121	(42,907)	14,013
Impairment expense	-	-	740,073	-
Total operating expenses	100,960	631,938	2,096,155	1,931,628

Operating loss	(55,047)	(563,172)	(1,902,992)	(1,696,626)

Other income (expense)
Interest expense and amortization of debt discount	(91,470)	(69,121)	(246,641)	(74,401)
Other income	-	-	351	11,504
Other expense	-	-	(2,986)	(7,791)
Total other expense	(91,470)	(69,121)	(249,276)	(70,688)

Net loss	(146,517)	(632,293)	(2,152,268)	(1,767,314)

Net income (loss) attributable to noncontrolling interests	9,787	(27,477)	(4,153)	(58,480)

Net loss attributable to Symbid Corp. stockholders	$(156,304)	$(604,816)	$(2,148,115)	$(1,708,834)

Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.06)	$(0.05)

Weighted average number of shares outstanding
Basic and diluted	37,277,039	34,924,982	37,102,646	34,707,412
Crowdfunding Revenues
Crowdfunding Revenues were approximately $52,000 and $181,000 for the three and nine month periods ended September 30, 2016 as compared to $59,000 and $191,000 for the three and nine month periods ended September 30, 2015. Revenues decreased for the three and nine month periods ended September 30, 2016 by approximately $7,000 and $10,000, compared to prior year periods, respectively. The decrease compared to the prior year periods ended September 30, 2016 is primarily attributable to our ability to publish less crowdfunding campaigns on our platform which resulted in lower crowdfunding volumes over the reporting period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the three month period ended September 30, 2016 by approximately $256,000 to $103,000 compared to $359,000 for the prior year period. For the nine month period ended September 30, 2016 expenses decreased by approximately $170,000 to $1,019,000 compared to $1,189,000 for the prior year period. The decrease is primarily attributable to the implementation of our cost reduction program, part of which was to reduce head count to 8 FTE from the original 25 FTE by end of the first quarter of 2016 and the closure of our office locations.
We anticipate that selling, general, and administrative expenses will continue to decrease as a result of the successful implementation of the cost reduction program we described in more detail in above sections.
Professional Fees
Professional fees decreased for the three and nine month periods ended September 30, 2016 by approximately $219,000 and $291,000 to $8,000 and $275,000 compared to $227,000 and $566,000 for the prior year periods. The decrease is primarily attributable to a decrease in complexity of the services required to operate the Company since we had shifted our core focus on the existing products in our home market.
Research and Development
Research and development costs decreased for the three and nine month periods ended September 30, 2016 by approximately $3,000 and $25,000 to $2,000 and $28,000 compared to $5,000 and $53,000 for the prior year periods. The decrease is primarily attributable to a minimal research and development activity within the Company since we had shifted our core focus on the existing products in our home market.
Impairment Expense
During the three and nine month periods ended September 30, 2016 an impairment of the intangible asset for the monitoring technology resulted in an additional one-time impairment expense of $740,000. The intangible asset has been impaired to a nil residual value due to the strategic decisions impacting significantly the cash flow generating ability of the asset going forward. However, we still hold the non-exclusive license for the monitoring technology and expect small amounts of revenues could be generated with the commercialization.
Other Income and Expenses
During the three month period ended September 30, 2016, total other expense increased by approximately $22,000 from $69,000 in other expense to $91,000. During the nine months ended September 30, 2016, total other expense increased by approximately $178,000 from an expense of $71,000 to an expense of $249,000. The increase is primarily attributable to an increase in the interest expense and amortization of debt discount.

Loss from Operations Before Noncontrolling Interests
We incurred net losses from operations of approximately $147,000 and $2,152,000 and $632,000 and $1,767,000, respectively, for the three and nine months ended September 30, 2016 and September 30, 2015. The decrease in comparable losses for the three month period ended September 30, 2106 was primarily due to the results from the implementation of the cost reduction program in the second quarter of 2016. The increase in comparable losses for the nine month period ended September 30, 2016 was primarily due to an impairment of the intangible asset for the monitoring technology which resulted in an additional one-time impairment expense of $740,000.
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
At September 30, 2016, cash on hand was approximately $8,000, other current assets excluding cash were $90,000 and we had a working capital deficit of $430,000. At the same time, we had current liabilities of approximately $528,000, which consisted principally of accounts payable, accrued expenses and current maturities of debt of $101,000, 262,000 and $109,000, respectively. At December 31, 2015, cash was approximately $554,000 and we had other current assets excluding cash of $107,000. At the same time, we had current liabilities of approximately $497,000 which consisted principally of accounts payable and accrued expenses of $391,000, a significant portion of which are attributable to an accrued advisory costs of $89,000. Our working capital deficit at December 31, 2015 was approximately $164,000. The decrease in our liquidity position at September 30, 2016 compared to December 31, 2015 is primarily attributable to the cash used in operating activities ..
Net Cash Used in Operating Activities
Net cash used in operating activities was approximately $1,088,000 for the nine months ended September 30, 2016, as compared to net cash used of $1,458,000 for the nine months ended September 30, 2015. The decrease in net cash used in operations was primarily due to the implementation of the cost reduction program as discussed above. During the three month period ended September 30, 2016 we have implemented measures to decrease cash outflows including a reduction of the salaries of management to zero, a further reduction in the head count to 8 FTE and a decrease of the expenses to professional fees.

Net Cash Used in Investing Activities
During the nine months ended September 30, 2016, we used approximately $51,000 of cash in investing activities. Upon liquidation, the residual cash balance in Symbid Italia was distributed to the investors which resulted in a net cash outflow of $45,000 in deconsolidation. In the prior year period ended September 30, 2015, we earned $20,000 of cash in investing activities.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2016 and 2015, cash flows from financing activities totaled $588,000 and $2,207,000, respectively. Cash flows from financing activities for the nine months ended September 30, 2016 primarily relate to the proceeds from the issuance of additional convertible notes to three investors.
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
Going Concern
Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $9,142,389 as of September 30, 2016 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and/or private placements of debt or equity securities. No assurances can be given that we will be able to raise cash from the sale of our securities or otherwise as or when needed. Our failure to obtain needed financing may cause us to curtail or cease operations. These financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

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
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2016 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2016 our disclosure controls and procedures were not effective due to material weaknesses resulting from our Board of Directors not having any independent members and the fact that no member of our Board of Directors qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, controls were not designed and in place to insure that all required disclosures were originally addressed in our financial statements.
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

Changes in Internal Controls
During the fiscal quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
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
ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 8, 2016 we issued an aggregate of 188,832 shares of our restricted common stock to three advisors and four former board members in connection with the vesting of restricted stock units. The shares were issued in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and/or Regulation S under the Securities Act.
On December 9, 2016 we entered into a Securities Purchase Agreement with CKR Law LLP ("CKR"), pursuant to which we issued 149,863,484 shares of our restricted common stock to CKR and its designees for (i) the cancellation of an aggregate of $86,456.41 due from the Company to CKR for services and expense reimbursements; (ii) a cash payment of $43,614 to be used to pay an aggregate of $37,614 to creditors of the Company, including payments required to enable the filing of this Quarterly Report; and (iii) the commitment of CKR to fund, to the extent future net revenues of the Company prove insufficient, additional operating expenses of the Company necessary to ensure its continuing operation and existence until such time that the Company can fund operations independently or until the Company completes an acquisition, business continuation, or similar transaction with an operating entity in a transaction that results in a change of control. The shares were issued in reliance on Section(4)(a)(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
As of September 30, 2016 we were in default with respect to the initial interest payment which was due on July 14, 2016, with respect to an aggregate of $60,000 in principal amount of 2015 8% Convertible Promissory Notes dated July 14, 2015 (the “Notes”). Subsequent to the period covered by the Report, all of the defaulted notes were cancelled. See Item 5.
As of September 30, 2016 we were in default with respect to the initial interest payment which was due on September 8, 2016, with respect to an aggregate of $1,310,000 in principal amount of 2015 8% Convertible Promissory Notes dated September 8, 2015 (the “Notes”). Subsequent to the period covered by the Report, all of the defaulted notes were cancelled. See Item 5.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.   OTHER INFORMATION
Amendments to Employment Agreements
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
Effective October 12, 2016, each of our executive officers, Korstiaan Zandvliet, Maarten van der Sanden and Robin Slakhorst, executed amendments to their respective employment agreements pursuant to which each executive agreed to have their base salaries reduced to zero retroactive to August 1, 2016. No other changes were made to the employment agreements.
Debt Restructuring
On November 15, 2016, we entered into a Note Termination and Conversion Agreement with each of the holders of our 2016 3-year, 8% unsecured convertible notes (the “2016 Notes”), pursuant to which the holders agreed to the termination of their 2016 Notes in exchange for their receipt of equity participation rights in Symbid Coöperatie U.A. (“SC”). An aggregate of $550,000 in principal amount of 2016 Notes together with all accrued interest due thereon was cancelled and participation rights representing an aggregate of 18.75% of the equity in SC was issued.

On November 15, 2016, we entered into a Note Termination and Conversion Agreement with each of the holders of our 2015 3-year 8% unsecured convertible notes (the “2015 Notes”) pursuant to which the holders agreed to the termination of their respective 2015 Notes in exchange for equity participation rights in SC and/or a right of first refusal with respect to any direct or indirect activities of Symbid Corp. and related entities and any future group companies in the field of funds activities and mandates for asset management in the small and medium enterprise (“SME”) segment. As to Symbid Corp., the right of first refusal shall terminate if and when there is a change in control of Symbid Corp. involving another entity with business activities different from those currently undertaken by Symbid Corp. In connection with the foregoing, one note holder of $1,175,000 in principal amount of 2015 Notes agreed to receive the right of first refusal pursuant to a Right of First Refusal Agreement executed on November 15, 2016, in combination with an equity participation in SC while all of the other holders agreed to receive equity participation rights in SC. An aggregate of $1,310,000 in principal amount of 2015 Notes together with all accrued interest due thereon was cancelled and participation rights representing an aggregate of 6.5% of the profit rights in SC was issued. The Note Termination and Conversion Agreements also provided for the termination of pre-emptive rights which holders of the 2015 Notes had been granted in connection with their purchases of 2015 Notes.
On November 15, 2016, a note holder entered into the Right of First Refusal Agreement (“ROFRA”) described above, with us, Symbid Holding B.V. (“Symbid Holding”), SC, Stichting Symbid IP Foundation (“IP Foundation”), Korstiaan Zandvliet, Maarten van der Sanden and Robin Slakhorst. The ROFRA requires Symbid Corp. and related parties to inform the note holder in writing, accompanied by a reasonably detailed business plan, of any asset management activities to be undertaken by any of the Symbid group companies after having developed a material marketing plan at least 60 days before such intended asset management activity is marketed. The note holder shall have 15 days after receipt of notice to inform the Symbid Corp. related parties as to its intention to exercise the right of first refusal. The ROFRA has a term which runs through December 31, 2020.
On November 15, 2016 Symbid B.V. entered into an agreement with Voyager Beheer BV (“Voyager”) and SC which provided for the termination of a September 15, 2011 €66,950 promissory note from Symbid B.V. to Voyager, including all accrued interest due thereon, in consideration of the grant to Voyager of a 1.33% participation in SC.
On November 15, 2016 Symbid B.V. entered into an agreement with Rabobank Leiden-Katwijk (“Rabobank”), IP Foundation and SC pursuant to which Symbid B.V.’s outstanding €52,959 debt to Rabobank and all accrued interest due thereon will be transferred to and assumed by SC. The agreement further provided that a related line of credit with an amount due of €60,500 be transferred to and assumed by SC. The agreement contains a condition precedent for an approval required by RVO, a Dutch government agency, for the transaction to be completed.
On November 18, 2016 we settled approximately €101,000 in debts with two creditors through agreements with SC under which the creditors agreed to the termination of the debts in consideration of receiving participation rights in SC aggregating to 5% of SC.

On November 1, 2016 Symbid B.V. entered into agreements with SC and persons having employment agreements with Symbid B.V., providing for the termination of all Symbid B.V. employment agreements and the entry into new agreements between such employees and SC.
On November 15, 2016 SC assumed certain debts and obligations from Symbid B.V. in consideration of cancellation of the current account between Symbid B.V. and SC and office furniture from Symbid B.V. to be obtained in return by SC, under the suspending condition that all other debts and obligations of Symbid B.V. are settled, with the exception of any liabilities owed to Symbid Corp. or Symbid Holding B.V. by Symbid B.V.
License Agreements
On November 15, 2016 Symbid B.V. and SC entered into an Intellectual Property License Termination Agreement which terminated the April 13, 2011 License Agreement between them retroactive to November 1, 2016.
On November 15, 2016 IP Foundation and Symbid Holding executed Addendum 2 to their Intellectual Property License and Transfer Agreement dated October 16, 2013 to enable IP Foundation to grant a non-exclusive license to SC in return for SC’s bearing the costs for the further development of the related software, intellectual property rights and know-how. This was done in recognition of the fact that Symbid Holding is no longer able to continue development of the software in compliance with applicable Netherlands laws and regulations.
On November 15, 2016 SC and IP Foundation entered into an Intellectual Property License and Transfer Agreement (the “Agreement”) with retroactive effect to November 1, 2016 pursuant to which IP Foundation granted SC a perpetual, royalty free license which included the right to grant sublicenses to affiliates of SC to use the Symbid online crowdfunding platform to conduct crowdfunding business worldwide and to further develop and maintain the platform. Any sublicenses granted to SC affiliates are required to provide for the subsequent transfer of any intellectual property rights and know how relating to the Symbid platform created by such affiliates to SC. In the Agreement, SC acknowledged and agreed that all intellectual property rights and other ownership rights in the intellectual property would remain with IP Foundation.
On November 15, 2016 we settled approximately €15,000 in debts with one creditor through a settlement agreement. The creditor is the owner of the FAC monitoring technology intellectual property rights for which we hold through our wholly owned subsidiary FAC B.V. the exclusive perpetual worldwide free of charge license. In consideration of the settlement of €15,000 the terms of the license were changed to a non-exclusive perpetual worldwide free of charge license.
Officer/Director Resignation
Robin Slakhorst resigned as our Chief Commercial Officer and as a Director effective the close of business on November 15, 2016. The resignation of Mr. Slakhorst was not the result of any disagreement with us on any matter related to our operations, policies or practices.

General
Our expenses have outpaced our revenues since our inception causing liquidity issues and raising substantial doubt about our ability to continue as a going concern. In recognition thereof, we have implemented strategies to reduce expenses and restructure our operations. Such restructuring, as described elsewhere in this Report, has caused us to curtail certain of our operations and change our business focus from the operation of online funding platforms and the provision of software solutions for the alternative financing market for the SME market to the licensing of available software packages for which we own or license the intellectual property.
The revised business model requires fewer employees, advisors and consultants and will be more economical to operate than our past operations. Over the past few years we have developed several software products suitable for the alternative market which we will continue to offer to and operate with third parties. Such products and related services include white label versions of crowdfunding software for investor groups and monitoring software to provide investors with ongoing insight into the performance of SMEs to which they have loaned money. Related licensing fees and subscription agreements may include set fees and yearly contribution fees.
Our goal is to substantially reduce or eliminate our debt which we have done, continue to operate our business and negotiate a possible acquisition or other business combination with another operating entity. There can be no assurance that we will be successful in this endeavor or that if a business combination is consummated that it will be on favorable terms. In the interim, we will continue forward with our ongoing business operations.
As the result of the restructuring, our previous crowdfunding platform in the Netherlands will be operated through SC. We previously controlled and operated SC through corporate governance but as the result of the restructuring, SC has become an independent entity. As we do not currently have the resources available to continue the software development of the online funding platform, SC will be required to further develop the software for operating the crowdfunding platform under the laws and regulations of The Netherlands before January 1, 2017 in order to remain compliant. SC has, in return for reimbursing the further development of the software, been granted a non-exclusive license to the intellectual property from IP Foundation in order to continue crowdfunding operations in The Netherlands. We will continue to hold an identical non-exclusive license to the intellectual property of the crowdfunding platform whereby we will be allowed to use the most up to date versions of the software and other intellectual property.
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
The following exhibits are included as part of this report:
Exhibit Number	Description of Exhibit
10.1	Form of November 15, 2016 Note Termination and Conversion Agreement (2016 Notes)
10.2	Form of November 15, 2016 Note Termination and Conversion Agreement (2015 Notes)
10.3	Right of First Refusal Agreement dated November 15, 2016
10.4	Intellectual Property License Termination Agreement dated November 15, 2016 between Symbid B.V. and Symbid Coöperatie U.A.
10.5	Addendum 2 dated November 15, 2016 to October 16, 2013 Intellectual Property License and Transfer Agreement between Stichting Symbid IP Foundation and Symbid Holding B.V.
10.6	Intellectual Property License and Transfer Agreement dated November 15, 2016 between Symbid Coöperatie U.A. and Stichting Symbid IP Foundation
10.7	Securities Purchase Agreement dated as of December 9,2016 between Registrant and CKR Law LLP.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1**	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
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
SYMBID CORP.

December 14, 2016	By:	/s/ Korstiaan Zandvliet
Korstiaan Zandvliet, Chief Executive Officer

SYMBID CORP.

December 14, 2016	By:	/s/ Maarten van der Sanden
Maarten van der Sanden, Chief Financial Officer