Form 10-K
period 2016-12-31
SYMBID CORP.
filed 2017-03-31
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of June 30, 2016, there were 37,277,039 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding.  Of these, 29,125,391 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates on June 30, 2016 was $5,096,943 based upon a closing price of $0.175 per share on June 30, 2016.

As of March 31, 2017, there were 187,329,355 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		1
PART I		2
ITEM 1.	BUSINESS	2
ITEM 1B.	UNRESOLVED STAFF COMMENTS	26
ITEM 2.	PROPERTIES	26
ITEM 3.	LEGAL PROCEEDINGS	26
ITEM 4.	MINE SAFETY DISCLOSURES	26
PART II		26
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	27
ITEM 6.	SELECTED FINANCIAL DATA	30
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	41
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	41
ITEM 9A.	CONTROLS AND PROCEDURES	41
ITEM 9B.	OTHER INFORMATION	43
PART III		43
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	43
ITEM 11.	EXECUTIVE COMPENSATION	46
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	AND RELATED STOCKHOLDER MATTERS	47
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	48
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	50
PART IV		49
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	50
SIGNATURES		56

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

PART I

ITEM 1.
BUSINESS

Unless the context indicates otherwise, all references in this Annual Report to “Symbid,” the “Company,” “we,” “us” and “our” refer to Symbid Corp. and its wholly-owned consolidated subsidiary, Symbid Holding B.V., FAC B.V. a wholly owned subsidiary of Symbid Holding B.V., Symbid Germany GmbH, a 51% owned subsidiary of Symbid Holding B.V., Symbid B.V., a wholly owned subsidiary of Symbid Holding B.V. and direct and indirect subsidiaries of Symbid B.V. All references in this Annual Report to “Symbid Holding B.V.” refer solely to Symbid Holding B.V. and all references to Symbid B.V. refer solely to Symbid B.V.

Business Developments

Corporate Restructuring

Because we were not able to raise additional capital from investors in the fourth quarter of 2016 we were forced to enter into settlements with our creditors and note holders and restructure the Company. This restructuring caused us to curtail certain business operations and change our focus from the operation of online funding platforms and the provision of software solutions for the alternative financing in the small and medium enterprise (“SME”) market to the licensing of available software packages for which we own or license the intellectual property.

The revised business model requires fewer employees, advisors and consultants and is more economical to operate than our past operations. Over the past few years we have developed several software products suitable for the alternative market which we continue to offer to and operate with third parties. Such products and related services include white label versions of crowdfunding software for investor groups and monitoring software to provide investors with ongoing insight into the performance of SMEs to which they have loaned money. Related licensing fees and subscription agreements may include set fees and yearly contribution fees.

Our goal is to limit our debt, continue to operate our business and negotiate a possible acquisition or other business combination with another operating entity. There can be no assurance that we will be successful in this endeavor or that if a business combination is consummated that it will be on favorable terms. In the interim, we are continuing forward with our business operations under the revised business model.

As the result of the restructuring, our previous crowdfunding platform in the Netherlands will be operated through Symbid Coöperatie UA (“Symbid Coöp”) and we will no longer receive revenues from Symbid Coöp. We previously controlled and operated Symbid Coöp through corporate governance but as the result of the restructuring, Symbid Coöp has become an independent entity. As we did not have the resources available to continue the software development of the online funding platform, Symbid Coöp developed the software for operating the crowdfunding platform under the laws and regulations of The Netherlands. Symbid Coöp has, in return for reimbursing the further development of the software, been granted a non-exclusive license to the intellectual property from Stichting Symbid IP Foundation in order to continue crowdfunding operations in The Netherlands. We will continue to hold an identical non-exclusive license to the intellectual property of the crowdfunding platform whereby we will be allowed to use the most up to date versions of the software and other intellectual property.

Amendments to Employment Agreements

On July 1, 2016, each of Korstiaan Zandvliet, our Chief Executive Officer and President, Maarten van der Sanden, our Chief Financial Officer, Treasurer and Secretary, Robin Slakhorst, our former Vice President, and Jeroen Bontje, a former key employee, executed amendments to their respective employment agreements reducing their respective base annual net salaries by approximately 50% to €19,200. No other changes were made to such employment agreements at that time.

Effective October 12, 2016, each of our then executive officers, Korstiaan Zandvliet, Maarten van der Sanden and Robin Slakhorst, executed amendments to their respective employment agreements pursuant to which each executive agreed to have their base salaries reduced to zero retroactive to August 1, 2016. No other changes were made to the employment agreements at that time.

Debt Restructuring

On November 1, 2016 Symbid B.V. entered into agreements with Symbid Coöp and persons having employment agreements with Symbid B.V., providing for the termination of all Symbid B.V. employment agreements and the entry into new agreements between such employees and Symbid Coöp.

On November 15, 2016, we entered into a Note Termination and Conversion Agreement with each of the holders of our 2016 3-year, 8% unsecured convertible notes (the “2016 Notes”), pursuant to which the holders agreed to the termination of their 2016 Notes in exchange for their receipt of equity participation rights in Symbid Coöp. An aggregate of $550,000 in principal amount of 2016 Notes together with all accrued interest due thereon was cancelled and participation rights representing an aggregate of 18.75% of the equity in Symbid Coöp was issued.

On November 15, 2016, we entered into a Note Termination and Conversion Agreement with each of the holders of our 2015 3-year 8% unsecured convertible notes (the “2015 Notes”) pursuant to which the holders agreed to the termination of their respective 2015 Notes in exchange for equity participation rights in Symbid Coöp and/or a right of first refusal with respect to any direct or indirect activities of Symbid Corp. and related entities. Right of First Refusal Agreement (“ROFRA”) requires Symbid Corp. and related parties to inform the note holder in the form of a written detailed business plan of any asset management activities or operations in the SME market to be undertaken by Symbid group companies. Symbid Corp. or any of the related entities is required to provide marketing plans 60 days before asset activities or operations begin. The investor will have a 15 day grace period to veto or refuse such activities to be undertaken by Symbid group or related parties. The ROFRA has a term which runs through December 31, 2020. As to Symbid Corp., the right of first refusal terminates if and when there is a change in control of Symbid Corp. involving another entity with business activities different from those currently undertaken by Symbid Corp. In connection with the foregoing, one note holder of $1,175,000 in principal amount of 2015 Notes agreed to receive the right of first refusal executed on November 15, 2016, in combination with an equity participation in Symbid Coöp while all of the other holders agreed to receive equity participation rights in Symbid Coöp. An aggregate of $1,310,000 in principal amount of 2015 Notes together with all accrued interest due thereon was cancelled and participation rights representing an aggregate of 6.5% of the equity in Symbid Coöp was issued. The Note Termination and Conversion Agreements also provided for the termination of pre-emptive rights which holders of the 2015 Notes had been granted in connection with their purchases of 2015 Notes.

On November 15, 2016 Symbid B.V. entered into an agreement with Voyager Beheer BV (“Voyager”) and Symbid Coöp which provided for the termination of a September 15, 2011 €66,950 promissory note from Symbid B.V. to Voyager, including all accrued interest due thereon, in consideration of the grant to Voyager of a 1.33% equity participation in Symbid Coöp.

On November 15, 2016 Symbid B.V. entered into an agreement with Rabobank Leiden-Katwijk (“Rabobank”), IP Foundation and Symbid Coöp pursuant to which Symbid B.V.’s outstanding €52,959 debt to Rabobank and all accrued interest due thereon are to be transferred to and assumed by Symbid Coöp. The agreement further provided that a related line of credit with an amount due of €60,500 be assumed by Symbid Coöp.

On November 15, 2016 Symbid Coöp assumed certain debts and obligations from Symbid B.V. in consideration of cancellation of the current account between Symbid B.V. and Symbid Coöp and office furniture from Symbid B.V. to be obtained in return by Symbid Coöp, under the suspending condition that all other debts and obligations of Symbid B.V. are settled, with the exception of any liabilities owed to Symbid Corp. or Symbid Holding B.V. by Symbid B.V.

On November 18, 2016 we settled approximately €101,000 in debts with two creditors through agreements with Symbid Coöp under which the creditors agreed to the termination of the debts in consideration of receiving equity participation in Symbid Coöp aggregating to 5% of Symbid Coöp.

License Agreements

On November 15, 2016 Symbid B.V. and Symbid Coöp entered into an Intellectual Property License Termination Agreement which terminated the April 13, 2011 License Agreement between them retroactive to November 1, 2016.

On November 15, 2016 IP Foundation and Symbid Holding executed Addendum 2 to their Intellectual Property License and Transfer Agreement dated October 16, 2013 to enable IP Foundation to grant a non-exclusive license to Symbid Coöp in return for Symbid Coöp’s bearing the costs for the further development of the related software, intellectual property rights and know-how. This was done in recognition of the fact that Symbid Holding is no longer able to continue development of the software in compliance with applicable Netherlands laws and regulations due the financial distressed situation of the Company.

On November 15, 2016 Symbid Coöp and IP Foundation entered into an Intellectual Property License and Transfer Agreement (the “Agreement”) with retroactive effect to November 1, 2016 pursuant to which IP Foundation granted Symbid Coöp a perpetual, royalty free license which included the right to grant sublicenses to affiliates of Symbid Coöp to use the Symbid online crowdfunding platform to conduct crowdfunding business worldwide and to further develop and maintain the platform. Any sublicenses granted to Symbid Coöp affiliates are required to provide for the subsequent transfer of any intellectual property rights and know how relating to the Symbid platform created by such affiliates to Symbid Coöp. In the Agreement, Symbid Coöp acknowledged and agreed that all intellectual property rights and other ownership rights in the intellectual property would remain with IP Foundation.

On November 15, 2016 we settled approximately €15,000 in debts with one creditor through a settlement agreement. The creditor is the owner of the FAC monitoring technology intellectual property rights for which we hold through our wholly owned subsidiary FAC B.V. the exclusive perpetual worldwide free of charge license. In consideration of the settlement of €15,000, the terms of the license were changed to a non-exclusive perpetual worldwide free of charge license.

Officer/Director Resignation

Robin Slakhorst resigned as our Chief Commercial Officer and as a Director effective the close of business on November 15, 2016. The resignation of Mr. Slakhorst was not the result of any disagreement with us on any matter related to our operations, policies or practices.

Going Concern Qualification

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

Company Background

Founded in The Netherlands in April 2011 as the provider of one of the first crowdfunding platforms, our business evolved in 2015 into a fully integrated, data driven, user friendly online funding network consisting of several products and services known as The Funding Network™. The Funding Network™ is intended to give SMEs direct access to all forms of finance, while offering investors full transparency on the potential risks and return of their portfolios and was developed in response to the following funding hurdles affecting entrepreneurs and investors in general and SMEs in particular:

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

Since 2011, we have been a Dutch leader in equity-based crowdfunding having funded 120 SME’s with over EUR 14.4 million (approximately $15 million) in total crowdfunding volume since inception.

As the result of our corporate restructuring, we no longer offer crowdfunding services in the Netherlands or elsewhere.

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

On December 8, 2014 we entered into an agreement (the “Agreement”) with Fortion Holding B.V., a Netherlands limited liability corporation conducting its business under the trade name Credion (“Credion”). Credion provides financial advisory services in the Dutch SME markets and specializes in debt and equity financings for SMEs. The Agreement provides for a strategic alliance between us and Credion in which Credion’s extensive network of investors and entrepreneurs will be connected with each other through our online funding platform. Credion will process the funding for its SME clients through our platform resulting in monthly recurring revenue and transaction fees for us. The alliance is intended to provide more efficient access to capital for SMEs while greatly improving SME data monitoring standards for investors. SMEs utilizing the platform will have direct access to Credion’s investor clients as well as our investors.

Prior to November 2016, Symbid Coöp was the contractor for all of our crowdfunding business in the Netherlands. We did not own or have any interest in Symbid Coöp. Symbid Coöp was a variable interest entity (“VIE”) which we, through Symbid B.V., effectively controlled through corporate governance rather than through any ownership. Because we owned no interest in Symbid Coöp, we had no right to receive any distributions from Symbid Coöp. The revenues to us from Symbid Coöp came from administrative, success and management fees paid to us by Symbid Coöp. Because of the corporate governance control structure, we consolidated the financial statements of Symbid Coöp with our own. For the fiscal years ended December 31, 2016 and 2015, approximately 90% and 80% of our revenues, respectively, were derived from Symbid Coöp. For the years ended December 31, 2016 and December 31, 2015 we had net losses of $1,507,652 and $2,299,275, respectively.

In August 2014 we incorporated in Germany our indirect, majority owned, subsidiary Symbid Germany GmbH. We contributed capital of $7,749 to this subsidiary, which is currently an entity without operations.

Further to the planned European expansion of our equity crowdfunding operations, on February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi. Through Symbid Italia, we intended to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs could connect, fund and grow together and to digitalize financial services for Italian SME’s. At the direction of the Symbid Italia board of directors, a special Symbid Italia shareholder meeting was held on April 29, 2016, at which it was determined to liquidate Symbid Italia and return the residual capital to the Symbid Italia shareholders. On May 26, 2016, Symbid Italia was liquidated and the Company received $44,922 for its 50.1% interest and recognized a loss of $2,986. The results of Symbid Italia’s operations have been included in the consolidated financial statements

In June 2015, our loan crowdfunding program was launched, and in the beginning of July 2015 our first successful loan crowdfunding campaign was realized. The launch of this peer-to-business lending service complemented our existing equity crowdfunding service and supported the development of our online funding platform for start-ups and SME’s, The Funding Network.

To operate the loan crowdfunding Symbid Coöp obtained an exemption to mediate in redeemable funds from the Dutch Authority Financial Markets.

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

As the result of the Share Exchange, we became engaged in the business of creating and operating online, equity based crowdfunding platforms, through our wholly owned subsidiary, Symbid Holding B.V. In 2015, we expanded our operations to include an online platform for SME funding, connecting new and traditional sources of finance in one integrated network built around our technology or elsewhere. As the result of the corporate restructuring in November 2016, we no longer offer crowdfunding services in the Netherlands or elsewhere.

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

Also on December 6, 2013, we completed an initial closing of a private placement offering of 3,098,736 units at $0.50 per unit, for aggregate gross proceeds of $1,549,368 (before deducting placement agent fees and expenses of the offering estimated at approximately $64,895). Each of these units consisted of one share of our common stock and one warrant to purchase one share of our common stock. The warrants were exercisable for a period of three (3) years at a purchase price of $0.75 per share. The private placement was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions provided by Regulation D and Regulation S promulgated by the SEC thereunder. The private placement was sold to “accredited investors,” as defined in Regulation D and/or to “non-U.S. Persons” in accordance with Rule 903 of Regulation S under the Securities Act. On February 5, 2014, we completed a second closing of the private placement for aggregate additional gross proceeds of $186,992. On May 20, 2014, we completed a third and final closing of the private placement for aggregate additional gross proceeds of $1,190,405.

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

On July 14, 2015 and September 8, 2015, we closed on the sale of $250,000 and $1,250,000, respectively, in principal amount of three-year, 8% unsecured convertible promissory notes (the “Notes”). Interest was payable on the first, second and third anniversaries of the issuance date. At any time after issuance, the holders could, at their option, convert all or a portion of the principal and interest then due into shares of common stock at a price of $0.25 per share. On July 14, 2015, we received conversion notices from four persons holding an aggregate of $190,000 in principal amount of Notes of their determination to convert all of such principal into an aggregate of 760,000 shares and subsequently issued such shares. As set forth under Debt Restructuring above, the balance of the Notes were terminated on November 15, 2016 pursuant to Note Termination and Conversion Agreements.

On June 1, 2016, we closed on the sale of $550,000 in principal amount of three-year 8% unsecured convertible promissory notes (the “2016 Notes”). Interest was payable on the first, second and third anniversaries of the issuance date. If, during the term of the 2016 Notes, we completed an equity offering (a “Qualified Offering”) for gross proceeds of not less than $1,500,000, the holders could, at their option, convert all or a portion of the principal and interest then due into shares of common stock at a price per share equal to 50% of the price at which our common stock was sold in the Qualified Offering. As set forth under Debt Restructuring above, the 2016 Notes were terminated on November 15, 2016 pursuant to Note Termination and Conversion Agreements.

On December 9, 2016, we entered into a Securities Purchase Agreement with CKR Law LLP (“CKR”) pursuant to which we issued 149,863,484 shares of our restricted common stock to CKR and its designees for (i) the cancellation of an aggregate of $86,456.41 due from the Company to CKR for legal services and expense reimbursements; (ii) a cash payment of $43,614 and (iii) the commitment of CKR to fund certain future operating expenses of the Company.

Although Symbid Holding B.V., Symbid B.V. and their subsidiaries maintain their books and records in their functional currency, the Euro (“EUR” or “€”), the currency of The Netherlands, for financial reporting purposes Symbid Corp. uses the United States dollar (“U.S. dollars,” “USD” or “$”). For purposes of describing metrics or certain business related numbers in the Business description or MD&A Section an exchange rate of $1.05 for €1 as of December 31, 2016 has been applied.

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

At the closing of the Share Exchange, an aggregate of 11,400,000 shares of our Common Stock were issued to the holders of Symbid Holding B.V.’s common stock and 9,770,000 shares of our Common Stock were delivered in escrow, 600,000 of which were initially being held in escrow in accordance with the indemnification provisions of the Share Exchange Agreement. The remaining 9,170,000 shares in escrow were being held in connection with Symbid’s prospective acquisitions of additional interests in Gambitious B.V. and Equidam Holding B.V. On June 6, 2014 we determined not to proceed with the purchase of additional shares in Gambitious B.V. As a consequence, thereof, 5,000,000 of the 9,170,000 shares, representing the shares which had been allocated to the prospective purchase of additional shares of Gambitious B.V. were returned from escrow and subsequently cancelled. An additional 300,000 shares allocated to our existing ownership interest in Gambitious B.V. at the time of the Share Exchange were similarly returned from escrow and subsequently cancelled due to the reduction in our indirect ownership interest in Gambitious B.V. from 18% to 12%. 600,000 of the shares of our common stock delivered into escrow and allocated to our existing ownership in Gambitious B.V. were distributed to the former shareholders of Symbid Holding B.V., subject to a 5% hold back to further secure the indemnification obligations of the former Symbid Holding B.V. shareholders under the Share Exchange Agreement. The 5% hold back shares were subsequently released from escrow.

On September 2, 2014 we determined not to proceed with the purchase of additional shares of Equidam Holding B.V. Until March 2017, we held a 7% ownership interest in Equidam Holding B.V. which we sold for EUR 15,000. Until August 2014, we held a 9% ownership interest in Equidam Holding B.V., which was diluted in connection with an equity financing by Equidam Holding B.V. in which we determined not to participate. As a consequence of the foregoing, the 3,000,000 shares of our common stock allocated to the prospective purchase of additional shares of Equidam Holding B.V. delivered into escrow were returned to us and cancelled. 270,000 of the shares of our common stock delivered into escrow and allocated to our existing ownership interest in Equidam Holding B.V. were distributed to the former shareholders of Symbid Holding B.V., subject to a 5% holdback to further secure the indemnification obligations of the former Symbid Holding B.V. shareholders under the Share Exchange Agreement. The 5% hold back shares we subsequently released from escrow.

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

The Share Exchange Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties were subject to customary indemnification provisions, subject to specified aggregate limits of liability.

In connection with the Share Exchange, the parties took all actions necessary to ensure that the Share Exchange was treated as a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended.

The issuance of shares of our common stock to holders of Symbid Holding B.V.’s capital stock in connection with the Share Exchange was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering and/or Regulation S promulgated by the SEC under that section. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

FAC B.V. Acquisition

On July 29, 2014, we entered into a Share Purchase Agreement with our wholly owned subsidiary, Symbid Holding B.V., and FAC 2 B.V., a limited liability corporation incorporated in The Netherlands.  Pursuant to the Share Purchase Agreement, we acquired FAC B.V. (“Acquiree”), a limited liability corporation incorporated in The Netherlands from FAC 2 B.V. in exchange for 2,750,000 shares of our restricted common stock.  Acquiree owns a perpetual, worldwide, exclusive license to infrastructure technology upon which we have developed a platform to enable cloud based financing solutions for SME’s, expanding on our current equity based crowdfunding solutions in the Netherlands.  Acquiree was formed by FAC 2 B.V. for the specific purpose of holding the license and has no customers, employees, operations or revenues. Acquiree’s only assets are its proprietary software and technology.

Fortion Agreement

On December 8, 2014 we entered into an agreement (the “Agreement”) with Fortion Holding B.V., a Netherlands limited liability corporation conducting its business under the trade name Credion (“Credion”). Credion provides financial advisory services in the Dutch SME markets and specializes in debt and equity financings for SMEs. The Agreement provides for a strategic alliance between us and Credion in which Credion’s extensive network of investors and entrepreneurs will be connected with each other through an online funding platform of ours. Credion will process the funding for its SME clients through our platform resulting in monthly recurring revenue and transaction fees for us. The alliance is intended to provide more efficient access to capital for SMEs while greatly improving SME data monitoring standards for investors. SMEs utilizing the platform will have direct access to Credion’s investor clients as well as our investors.

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

As consideration for Credion’s obligations under the Agreement, we issued 1,500,000 shares of our restricted common stock to Credion following execution of the Agreement. For the period January 1, 2015 through December 31, 2017, we are required to issue up to an additional 1,000,000 shares of our restricted common stock to Credion, up to 250,000 of which shares are payable as at December 31, 2015 for the period January 1, 2015 through December 31, 2015, up to 500,000 of which shares are payable as at December 31, 2016 for the period January 1, 2016 through December 31, 2016 and up to 250,000 of which shares are payable as at December 31, 2017 for the period January 1, 2017 through December 31, 2017. The number of shares to be issued for each of 2015, 2016 and 2017 will be based upon the number of monitoring start packages of €300 times the number of companies purchasing those packages from us that have been introduced to us by Credion. During both 2015 and 2016 no monitoring start packages were sold to customers of Credion and no shares were payable as at December 31, 2016.

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

As the result of our November 2016 corporate restructuring, we do not expect to realize any future revenues from this Agreement.

Symbid Overview Corporate Structure

Symbid B.V. derived until and including October 2016 income from its crowdfunding business in The Netherlands through revenue streams from Symbid Coöperatie U.A. (“Symbid Coöp”), a Dutch limited liability cooperative that licenses Symbid’s crowdfunding platform.  Symbid B.V. does not own or have any equity interest in Symbid Coöp. Symbid Coöp was a variable interest entity (“VIE”) which Symbid B.V. effectively controlled through corporate governance rather than through equity ownership.

It was Symbid Coöp’s status as a VIE that allowed Symbid B.V. to consolidate the financial statements of Symbid Coöp as if Symbid Coöperatie U.A. were a subsidiary of Symbid B.V. As the result of our November 2016 corporate restructuring, we are no longer able to consolidate Symbid Coöp’s financial results with our own. As of December 31, 2016, Symbid B.V.’s fiscal year end, approximately 90% of Symbid B.V.’s revenues were derived from Symbid Coöp. As of December 31, 2015, Symbid B.V.’s fiscal year end, approximately 80% of Symbid B.V.’s revenues were derived from Symbid Coöp. Prior to November 1, 2016 we received administrative, success and management fees from Symbid Coöp. For the year ended December 31, 2016, these fees totaled: Administrative - $44,634, Success - $150,999 and Management - $0. For the year ended December 31, 2015, these fees totaled: Administrative - $62,632, Success - $219,523 and Management - $0.

The intellectual property (“IP”) underlying Symbid B.V.’s crowdfunding platform is not owned by Symbid B.V.  It is owned by Stichting Symbid IP Foundation, a Dutch foundation that was formed in October 2013 to hold that property as part of Symbid’s restructuring.  In addition to the software IP relating to the crowdfunding platform technology, Stichting Symbid IP Foundation’s IP consists primarily of two internet domain names (www.symbid.com and www.symbid.nl) and does not include any patents. Stichting Symbid IP Foundation licensed the crowdfunding platform technology to Symbid Holding B.V. on a perpetual basis. Symbid Holding B.V., in turn, licenses the technology, on a perpetual basis, to Symbid B.V. Without the primary license of the crowdfunding platform technology from Stichting Symbid IP Foundation, Symbid would not be able to continue its business. By transferring the Symbid crowdfunding technology to Stichting Symbid IP Foundation, Symbid believes that it has insulated and protected that property from various types of claims that otherwise might possibly arise if the property had remained in a corporate entity.

Our subsidiary, FAC B.V. is the owner of the perpetual, worldwide, exclusive license to infrastructure technology upon which we have developed a platform to enable cloud based financing solutions for SME’s. Per addendum dated November 15, 2016 the license agreement had been amended to a non-exclusive license.

History and Organizational Structure

Symbid B.V. was incorporated on March 29, 2011, as a privately held besloten vennootschap (private limited liability company) organized under the laws of The Netherlands. Through October 3, 2013, Symbid B.V. was our primary operating company managing all of our activities including our crowdfunding platform in The Netherlands.  Until October 16, 2013, Symbid B.V. was the owner of our intellectual property (the “IP”).  This entity was also the contractor for all material agreements related to the IP. Additionally, Symbid B.V nominates for appointment, by the Symbid Foundation board, the board of directors of Symbid Foundation. Until March 2017, Symbid B.V. also held ownership interests in Equidam Holding B.V. (7%). Such interests were sold for €15,000.

A schematic overview of our corporate structure as of March 1, 2017 is set forth below. In March 2017, we sold our 7% interest in Equidam Holding B.V.

Neither Symbid Corp., Symbid Holding B.V., Symbid B.V. nor any of their affiliates have any ownership interests in Stichting Symbid IP Foundation, Symbid Foundation or Symbid Coöp.

Reorganization of Corporate Structure in 2013

Because of the December 6, 2013 Share Exchange and Symbid’s plans to enter various new markets, Symbid determined to restructure the legal organization of its business as described below.

Symbid Holding B.V. was incorporated on October 3, 2013, as a privately held besloten vennootschap (private limited liability company) organized under the laws of The Netherlands.  Symbid Holding B.V. was organized to serve as the holding company for all of Symbid’s business activities in The Netherlands and in other countries. As such, on October 3, 2013, the holders of the capital shares of Symbid B.V. exchanged their shares for capital shares of Symbid Holding B.V. and, as a result, Symbid B.V. became a wholly owned subsidiary of Symbid Holding B.V. Symbid B.V. is now the Symbid operating entity for the Company’s business in The Netherlands. As such, Symbid B.V. will continue to hold the ownership interests in Equidam Holding B.V. FAC B.V. operates as of July 2014 as a 100% subsidiary of Symbid Holding B.V. In conjunction with this reorganization, Symbid’s IP, which includes all of the software relating to the Symbid crowdfunding internet platform, was transferred to a new entity organized in The Netherlands on October 3, 2013, Stichting Symbid IP Foundation. We do not have an ownership interest in Stichting Symbid IP Foundation but maintain management control over Stichting Symbid IP Foundation through our control of Stichting Symbid IP Foundation’s board of directors. See “Risk Factors. Our intellectual property is owned by Stichting Symbid IP Foundation, a Dutch entity that we do not own”. Pursuant to the organizational documents of Stichting Symbid IP Foundation, the board of directors of Stichting Symbid IP Foundation must be composed of at least two members, one of whom must always be Symbid B.V. or one of its directors and the other must always be Symbid Corp. or one of its directors. The size of the board of directors of Stichting Symbid IP Foundation is established by the board itself, giving Symbid B.V. and Symbid Corp. full control over the Stichting Symbid IP Foundation board.] Stichting Symbid IP Foundation has granted a perpetual license in the IP to Symbid Holding B.V. which, in turn, has granted a perpetual, license in the IP to Symbid B.V. Symbid B.V. previously sublicensed the IP to Symbid Coöp but in connection with the corporate restructure and the November 15, 2016 Intellectual Property License and Transfer Agreement, Symbid Stichting IP Foundation directly granted a perpetual, royalty free license to Symbid Corp. With respect to future Symbid crowdfunding platform business projects in other countries, Symbid Holding B.V. will grant IP licenses to the new legal entities established for these business purposes.

Reorganization of Corporate Structure in 2016

Because we were not able to raise additional capital in the fourth quarter of 2016 we were forced to enter into settlements with our creditors and note holders and restructure the Company. This restructuring caused us to curtail certain business operations and change our focus from the operation of online funding platforms and the provision of software solutions for the alternative financing in the SME market to the licensing of available software packages for which we own or license the intellectual property.

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

As the result of the restructuring, our previous crowdfunding platform in the Netherlands will be operated through Symbid Coöp. We previously controlled and operated Symbid Coöp through corporate governance but as the result of the restructuring, Symbid Coöp has become an independent entity. As we did not have the resources available to continue the software development of the online funding platform, Symbid Coöp was required to further develop the software for operating the crowdfunding platform under the laws and regulations of The Netherlands before January 1, 2017 in order to remain compliant, which it did. Symbid Coöp has, in return for reimbursing the further development of the software, been granted a non-exclusive license to the intellectual property from IP Foundation in order to continue crowdfunding operations in The Netherlands. We continue to hold an identical non-exclusive license to the intellectual property of the crowdfunding platform whereby we are allowed to use the most up to date versions of the software and other intellectual property.

Market Need - The Problem Definition

SMEs are crucial engines of economic growth, job creation and social cohesion. In many countries SMEs represent approximately 99% of all business entities. However, entrepreneurs and investors in the SME backbone of our economies experience obstacles and barriers when seeking to connect, fund and grow. Recent financial crises and stricter banking regulations are contributing to this vacuum in the life cycle of SME financing. Access to capital remains one of the biggest challenges in the creation, survival and growth of SMEs.

In their report “Financing SMEs and Entrepreneurs 2016”, which monitors SMEs’ and entrepreneurs’ access to finance in 37 countries over the period 2007-2014, with the pre-crisis year 2007 serving as a benchmark, The Organization for Economic Co-operation and Development indicates that the ongoing economic recovery between 2012 and 2015 has had a moderately positive effect on SME financing. These improvements in the macroeconomic environment, which are expected to continue in the forthcoming years, as well as improved financial conditions led to a rise in lending volumes in the majority of participating countries. Despite these general positive developments, many small innovative businesses continue to face difficulties in accessing external financing. Credit conditions are expected to remain tight, regulatory requirements are likely to continue to discourage lending to SMEs, venture capital investments are generally still below pre-crisis levels and bank financing is often not suited to the needs of start-ups. The report consequently suggests that SMEs could further benefit from the ongoing recovery through tapping into a diverse range of financing instruments.

Results from the 15th round of the Survey on the Access to Finance of Enterprises (SAFE) also confirm the above-described improvement in overall income situations of SMEs. In the period April – September 2016, Euro area enterprises reported overall improvements in their debt situations and declines in interest expenses. The SAFE survey additionally showed that SMEs in the euro area see access to finance as less of a burden compared to other business activities. In the Netherlands, where Symbid was incorporated in 2011, access to finance however remains the predominant problem according to the surveyed SMEs. Contrary to 3 years ago, the “external financing gap”, measuring the perceived difference at firm level between needed and available funds, records as a negative value for the third consecutive time. This indicates that SMEs in most Euro countries communicated that the potential supply of external funds topped the internal need for financing. The SAFE survey finally revealed that, although there is a slight increase, the use of equity as an external source of financing remains non relevant for many SMEs.

However, according to a previous SAFE report, ‘innovative’ businesses active in the online industries have the poorest access to finance across the different types of business entities surveyed. This is due primarily to the difficulties associated with the valuation of companies that lack well-defined material assets but whose core business is based mostly upon intellectual property. Therefore, in our digital age, it is the more forward-thinking, online-oriented businesses that are suffering most from the lack of bank finance for SMEs.

The lack of access to capital for SMEs, which was to a higher degree existent in the years after the financial crisis in 2007, was also recognized in the United States where the Jumpstart Our Business Startups Act (JOBS Act) was enacted into law in April 2012. The JOBS Act is intended to encourage the funding of small businesses located in the United States by easing various federal and state securities regulations. It is expected that once the SEC promulgates regulations required under the JOBS Act, entrepreneurs will be able to engage an online crowd of investors through equity crowdfunding. Title II went into effect on September 23, 2013. Title III rulings enabling the general solicitation of unaccredited investors, thereby effectively legalizing equity crowdfunding in the U.S. as is already the case in most European countries, went into effect on January 29, 2016.

Although the above-mentioned research shows that financial markets and access to finance for SMEs have significantly improved over the past years, pre-financial crisis conditions are yet to be reached. In particular, innovative start-ups suffer from the tight credit conditions and increased regulatory requirements. It is also these companies for which traditional loans are not viable due to for example lacking revenue streams, leading to a demand for different forms of alternative financing.

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

Symbid’s Product/Service Portfolio

Crowdfunding

As the result of our November 2016 corporate restructuring, we no longer offer crowdfunding services.

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

FAC B.V.
On July 29, 2014, we entered into a Share Purchase Agreement with our wholly owned subsidiary, Symbid Holding B.V., and FAC 2 B.V., a limited liability corporation incorporated in The Netherlands. Pursuant to the Share Purchase Agreement, we acquired FAC B.V. (“Acquiree”), a limited liability corporation incorporated in The Netherlands from FAC 2 B.V. in exchange for 2,750,000 shares of our restricted common stock. Acquiree owns a perpetual, worldwide, exclusive license to infrastructure technology upon which we intend to develop a platform to enable cloud based financing solutions for SME’s, expanding on our current equity based crowdfunding solutions in the Netherlands. The license provides the required technology for ongoing monitoring of private companies. Financial data can be imported into Symbid monitoring from the accountant reporting system resulting in powerful reporting for optimal risk and return management. Standardized data allows for comparing the performance of companies. Investors and entrepreneurs get a personal dashboard with KPI’s for key variables and covenants.

Equidam Holding B.V.
Equidam Holding B.V., founded in August 2013, is one of the first companies to be organized in any country as a crowdfunding service provider. Started as an online valuation tool for private companies with a particular focus on SMEs, Equidam Holding B.V. now also offers monitoring services to investors on the Symbid platform. In addition to Equidam Holding B.V.’s relationship with Symbid, this company has entered partnerships with European crowdfunding platforms to provide its services to these platforms as well. Symbid owned a 7% direct interest in Equidam Holding B.V. following an additional round of financing by Equidam Holding B.V. in which we determined not to participate. In March 2017, this 7% interest was sold for €15,000.

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

The Market

Driven by various factors, including the financial crisis, the ubiquity of mobile devices, increased transparency, significant decreases in the costs of computing powers as well as new regulatory law (JOBS Act), the alternative finance industry has grown exponentially over the past years. According to the report “The 2nd European Alternative Finance Industry Report” by The University of Cambridge and KPMG, in Europe, where the market for alternative finance has been growing at an impressive pace for several years, the total market volume for online alternative finance reached €5,431million in 2015. This represents an annual growth rate of 92%. The majority of the European market is comprised by the United Kingdom, which accounts for €4,348 million of the total alternative finance volume. The Netherlands represented the fourth largest market in alternative finance with a total market volume of €111 million. Furthermore, the per capita market volume in 2015 for the Netherlands was the highest in Europe (excl. the UK), amounting to €6.53.

The report published by the University of Cambridge furthermore shows that in 2015, €536 million of business finance was raised through online alternative funding models, providing capital to a total of 9,442 SMEs (excluding the UK). This represents a year-on-year growth of 167% and 63% respectively.

Currently Peer-to-Peer lending and reward-based crowdfunding account for 71% of the total European market volume (excl. UK). In 2015, equity-based crowdfunding comprised with €159 million, 16% of the market volume, and had an average three-year growth rate of 83%. In the Netherlands, the alternative finance volume through equity-based crowdfunding totaled €16,6 million.

According to the University of Cambridge/KPMG report, a major trend within the alternative finance industry is the increased rates of participation rates of institutional investments. The percentage of institutional investors participating in online alternative finance platforms has grown from 33% in 2014 to 44% in 2015, and is expected to grow further in the coming years.

In terms of risk perception, the survey conducted by the University of Cambridge pointed out that the Dutch rate “the collapse of one or more well-known platforms due to malpractice” as the highest crowdfunding risk. Fraud, increased business failure rates and changed to regulation were other risks considered by respondents.

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

Public Funding (Offered until November 2016)

●
Transaction fees – For every payment transaction to a Symbid wallet or investment in an investment proposition, a fee of 1% is charged to the investor (1.21% including VAT).

●
Success fee – When reaching a funding target, 4-7% (exclusive of VAT) of the target capital is charged to the target company.

Private funding

●
Placement fee – Success fee – When reaching a funding target, 4-7% (exclusive of VAT) of the target capital is charged to the target company.

Monitoring related revenues

●
Monitoring fees - Each financier will pay us a monthly fee of $10 (exclusive of VAT) for one monitoring portal access. Entrepreneurs will be charged a fee of $330 (exclusive VAT) for a monitoring start package which includes three portal accesses for the period of one year.

Licensing related revenues

Symbid may sublicense the platform technology in the forms discussed below in The Netherlands and to country partners.

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

Globally, thousands of crowdfunding platforms are currently active in the marketplace. However, the majority of these platforms are involved in donation- or reward-based (pre-sales) crowdfunding. The low barriers to entry in this sector allow many vendors to establish crowdfunding platforms, but, typically, their scope is limited to a specific geography or nice industry, such as books or movies. According to the Massolution “Crowdfunding Industry 2015” report, the total global crowdfunding industry was estimated to be $34 billion, a 112% growth compared to 2014. This furthermore represents an enormous growth compared to 2012, where the global fundraising volume totaled only $2.7 billion.

Many of the existing crowdfunding platforms struggle in this growth environment with respect to their ability to professionalize their systems and legal frameworks and otherwise manage their growth. Reward- and loan-based crowdfunding (e.g. peer-to-peer lending) currently account for approximately 90% of this industry, but equity crowdfunding is expected to further enlarge its market share in the short- to mid-term future. In 2015 $2.5 billion was fundraised through equity, whereas in 2012, the global equity crowdfunding market was worth just $116 million.

Currently the UK has the largest equity crowdfunding market. The two leading UK platforms, Seedrs and Crowdcube, currently account for more than all other European platforms combined according to their own funding volume totals. To our knowledge, there are currently approximately 40 crowdfunding platforms active in The Netherlands. Due to regulatory changes there are at the moment no domestic platforms that offer all-equity deals on their platforms. There are however some foreign equity-crowdfunding platforms active in The Netherlands, including Seedrs and Ourcrowd.

The 28 countries of the European Union are a very long way from offering a homogeneous regulatory environment for crowdfunding. This is particularly true of equity crowdfunding which touches on multiple heavily regulated areas of finance such as investment advice, securities trading, retail banking and corporate finance. Few European countries have, like France, issued new regulations that are specific to investment crowdfunding. In the Netherlands, as of April 1, 2016, the regulatory framework applicable to equity based crowdfunding was amended. Investment limits are doubled to €40,000 and platforms need to conduct an investors test in order to assess whether the investment is sound for this particular retail investor. Additionally, as of 2017 equity-based crowdfunding platforms are required to have an investment license. Due to these tightened regulations, we do not expect a significant increase in crowdfunding enterprises in the near future.

Employees

As of March 31, 2017 we had 2 employees involved through contractual relationships with the Company. Our contractual relationships with employees consist of employment agreements. We have never experienced a work stoppage and believe our relationship with our employees is good.

Description of Properties

Our principal executive offices are located at Marconistraat 16, 3029 AK Rotterdam, The Netherlands. We are currently co-using this office space.

Regulatory Framework

During the development of the Symbid crowdfunding platform in 2010, we were in close contact with the Authority Financial Markets in The Netherlands (the “AFM”) to discuss the Symbid crowdfunding model, the structure of our crowdfunding platform and its relationship to the Dutch regulatory framework. In our correspondence with the AFM, we primarily focused on the equity based crowdfunding model rather than the pledge or donation based models which do not implicate securities law considerations. In an email correspondence to Symbid, the AFM acknowledged that, although it is Symbid’s responsibility to identify activities requiring government authorization, as described to the AFM by Symbid, the AFM saw, on the basis of the information provided, no indication that the crowdfunding activities of Symbid would require permission under the Dutch Act on Financial Supervision. Although we did not specifically address our partnering/affiliate programs in our correspondence with the AFM, it is our understanding and belief that the same AFM considerations would apply to these activities to the extent that they make use of Symbid’s legal structure and model. The activities of Symbid have not materially changed in comparison with the information provided to the AFM in 2010. During the expansion of our product offerings to include debt based crowdfunding, we have been in discussions with AFM regarding the classification of our activities. In agreement with the AFM, Symbid applied for an exemption for its activities under the Dutch financial regulatory framework at the AFM, which was provided in the second quarter of 2015. Additional changes in the regulatory framework are expected in the future whereby crowdfunding will become a regulated business, however as of November 2016 the Company is not offering any crowdfunding services in the Netherlands, or elsewhere.

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

Redeemable funds – Our financial partner InterSolve (FEET EGI B.V.) holds a license from the Dutch Central Bank as an Electronic Money Institution, is supervised by the Authority Financial Markets (“AFM”), being the Dutch equivalent of the SEC, and the Dutch Central Bank and is, therefore, allowed to redeem funds to the public. On the Symbid crowdfunding platform, investors can re-claim, i.e., redeem, their electronic money at any time prior to the funding target having been reached of a business idea to which they have allocated their electronic money. InterSolve will exchange upon request by such an investor the amount of electronic money being redeemed into scriptural money on the bank account of the investor. Symbid partners with InterSolve to ensure that Symbid cannot be deemed to hold redeemable funds of investors itself. Because an investor’s funds are held in an electronic wallet with Intersolve and released to a particular project only when that project actually funds, and any funds that an investor allocates to a project that the investor redeems prior to a project funding remain in that investor’s account (electronic wallet) with Intersolve, which, in effect, acts as an escrow agent for the investor’s funds and particular project fundings, Symbid does not record any success fee revenues on its books until a project funding actually closes and Symbid’s earned fees are transferred to it. As a result of this structure, any funds that may be redeemed by an investor prior to a project funding and returned to that investor’s electronic wallet do not appear, and are not reported, on the financial statements of Symbid.  If, however, an investor decides to remove funds from his electronic wallet and return them to his personal bank account, effectively taking these funds out of the Symbid crowdfunding system, Symbid pays Intersolve a fee of approximately $16.50 (€15).

Offerings to the public without a prospectus – Under Dutch law, as long as the target capital raised for a particular business over a period of 12 consecutive months remains below €2.5 million (approximately $2.75 million), there is an exemption from the prospectus delivery requirements. Under the current regulations, a prospectus must be prepared and approved by the AFM for capital raises planned or expected to exceed the €2.5 million (approximately $2.75 million) within a 12-month period.

Separately, membership interests in a Dutch cooperative, if not freely tradable, are not considered securities under Dutch law. Symbid has taken the business decision to ensure that all membership interests in Symbid Coöperatie U.A. are not freely tradable; thus Symbid Coöperatie U.A. is not required to be licensed to sell securities under the Dutch Act on Financial Supervision.

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

●
risks that we may not have sufficient capital to achieve our business strategies;

●
risks that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;

●
risks that our business strategy may not be successful; and

●
risks that fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this Annual Report. If we do not successfully address these risks, our business would be significantly harmed.

We have a history of net losses, may incur substantial net losses in the future and may not achieve profitability.

Although we have generated revenues, we have incurred significant losses since inception. If our revenues do not increase, or if we experience increases in operating expenses, we will continue to incur significant losses and will not become profitable. If we are not able to significantly increase our revenues, we will likely not be able to achieve profitability in the future.

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

In October 2013, Symbid B.V. transferred the Symbid crowdfunding platform intellectual property to Stichting Symbid IP Foundation, a Dutch foundation with, according to its organizational documents, at least two directors one of whom must always be Symbid B.V. or one of its directors and the other must always be Symbid Corp. or one of its directors. Stichting Symbid IP Foundation licenses the Symbid crowdfunding technology on a perpetual, exclusive basis to Symbid Holding B.V. which, in turn, licenses the technology to Symbid B.V. for sublicense to Symbid Coöperatie U.A.  Because Symbid does not own Stichting Symbid IP Foundation, it cannot assure that the board of directors of the foundation will not be expanded or changed in such a way as to challenge the interests of Symbid Holding B.V. to the crowdfunding platform license. Any such change could negatively impact Symbid’s ability to sublicense its crowdfunding platform and negatively impact Symbid’s results of operations and financial condition. As of November 2016 the IP license agreement has been revised to a non-exclusive basis, providing also Symbid Coöperatie UA with an equal IP license.

Our business is subject to risks generally associated with fluctuating economic tendencies in the capital markets.

The demand for our products can change over time due to fluctuations in the global and local economies and in the related capital requirements of SMEs.  These fluctuations could negatively impact our future revenue streams.

If we lose the services of the members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our management team. The continued service of Korstiaan Zandvliet our Chief Executive Officer and Maarten van der Sanden our Chief Financial Officer is critical to our vision, strategic direction, culture, products and technology. We do not maintain key-man insurance for any of the members of our management team. The loss of any member of management could harm our business.

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

We will require additional capital to fund our future growth. The raising of additional capital could result in dilution to our stockholders.  In addition, there is no assurance that we will be able to obtain additional capital, or that if available, it will be available to us on favorable or reasonable terms.  Any limitation on our ability to obtain additional capital as and when needed could have a material adverse effect on our business, financial condition and results of operations.

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

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTC Markets QB Tier. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of the common stock. This would also make it more difficult for us to raise capital.

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

●
adoption of new accounting standards affecting our industry;

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of common stock offered hereby. We are currently authorized to issue an aggregate of 300,000,000 shares of capital stock consisting of 290,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of December 31, 2016, there were 187,329,355 shares of our common stock and no shares of our preferred stock outstanding. As of December 31, 2016, there were no outstanding warrants, no outstanding restricted stock units and no outstanding securities convertible into or exercisable for shares of our common stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts.

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

ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.

ITEM 2.
PROPERTIES

Our principal executive offices are located at Marconistraat 16, 3029 AK Rotterdam, The Netherlands. We are currently co-using this office.

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

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Bulletin Board (OTCBB) and the OTC Markets QB Tier (OTCQB), since September 25, 2013, under the symbol “SBID.” Prior to that date, our symbol was “HKDZ.”

Shares of our common stock began trading on a very limited basis in late January 2014.

As of March 31, 2017, we had 187,329,355 shares of common stock outstanding held by 113 stockholders of record.

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

Period	High	Low

Quarter ended March 31, 2015	0.34	0.18
Quarter ended June 30, 2015	0.33	0.16
Quarter ended September 30, 2015	0.30	0.15
Quarter ended December 31, 2015	0.37	0.191
Quarter ended March 31, 2016	0.50	0.25
Quarter ended June 30, 2016	0.251	0.07
Quarter ended September 30, 2016	0.15	0.04
Quarter ended December 31, 2016	0.04	0.0082
Quarter ending March 31, 2017*	0.015	0.011
* Through March 21, 2017

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

Recent Sale of Unregistered Securities

On June 1, 2016 we closed on the sale of $550,000 in principal amount of 8% unsecured convertible promissory notes to three persons.

Effective July 1, 2016 we issued an aggregate of 34,455 restricted stock units under our 2013 Equity Incentive Plan to two employees.

On December 8, 2016 we issued an aggregate of 188,832 shares of our restricted common stock to three advisors and four former board members in connection with the vesting of restricted stock units.

On December 9, 2016 we entered into a Securities Purchase Agreement with CKR, pursuant to which we issued 149,863,484 shares of our restricted common stock to CKR and its designees for (i) the cancellation of an aggregate of $86,456.41 due from the Company to CKR for services and expense reimbursements; (ii) a cash payment of $43,614 to be used to pay an aggregate of $37,614 to creditors of the Company, and (iii) the commitment of CKR to fund, to the extent future net revenues of the Company prove insufficient, additional operating expenses of the Company necessary to ensure its continuing operation and existence until such time that the Company can fund operations independently or until the Company completes an acquisition, business continuation, or similar transaction with an operating entity in a transaction that results in a change of control.

All of the issuances of restricted stock units were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for transactions by an issuer not involving a public offering.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, units and rights	Weighted-average exercise price of outstanding options, warrants, units and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

Equity compensation plans approved by security holders (1)	0	N/A	3,724,432
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	0	N/A	0

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

As of December 31, 2016, no restricted stock units were outstanding under the 2013 plan, which number reflects the forfeiture and cancellation of 367,890 restricted stock units during the year ended December 31, 2016.

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

The following discussion highlights the Company’s results of operations and the principal factors that have affected our financial condition, as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s audited financial statements contained in this Annual Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2016 and 2015 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

Overview 2016

To mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern management sought out new and current strategic institutional investors. However, the Company was unable to raise additional funds during the first quarter of 2016. To avoid bankruptcy due to the cash flow position of the Company, management decided to implement a cost reduction program during the second quarter of 2016. The following cost reduction actions have been successfully implemented and have provided a positive impact on the cost structure of the Company:

●
Closed offices in Milano (Symbid Italia) and Amsterdam (Product development);
●
Reduction in costs of office space Rotterdam HQ;
●
Terminated employment agreements with 10 full time employee (“FTE”) product development team, our CFO, 2 FTE Symbid Italia, 4 Commercial FTE operating in the Netherlands;
●
Put on hold internationalization of the Symbid services and products;
●
Put on hold the further investments related to monitoring services;
●
Management salaries were reduced to nil as of August 1, 2016.

During the second half of 2016, the Company was still unable to raise additional capital from investors and was forced to enter settlement agreements with its creditors and note holders to restructure the Company. Because of the restructuring, the Company curtailed certain operations and changed its business focus from the operation of online funding platforms and the provision of software solutions for SMEs in the alternative financing market to the licensing of available software packages that the Company owns and licenses.

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

●
 Termination of the obligations to operate a crowdfunding platform in the Netherlands through Symbid B.V. The Company decided to a shift its focus to commercializing available software products instead of the more cash intensive operation of a crowdfunding platform. Symbid Coop will continue as an independent business entity in the crowdfunding business within the Netherlands whereby it has been assuming significant obligations from the Company.

As the result of the restructuring, the Company’s crowdfunding platform in the Netherlands is now operated through Symbid Coop. The Company previously controlled and operated Symbid Coop through corporate governance but as the result of the restructuring, Symbid Coop has become an independent entity. Because the Company no longer has the resources to continue the software development of the online funding platform, Symbid Coop took over the development of software for the crowdfunding platform during the fourth quarter of 2016 in order to remain compliant under the laws and regulations of The Netherlands. Symbid Coop has, in return for reimbursing the further development of the software, been granted a non-exclusive license to the intellectual property from IP Foundation in order to continue crowdfunding operations in The Netherlands. The Company will continue to hold an identical non-exclusive license to the intellectual property of the crowdfunding platform whereby we will be allowed to use the most up to date versions of the software and other intellectual property.

On December 9, 2016, the Company entered into a Securities Purchase Agreement to issue shares constituting upon issuance 80% of its outstanding shares in consideration for the cancellation of $86,456 due from the Company to the subscriber, a cash payment of $43,614 to be used to pay off Company debts to third parties and the subscribers commitment to fund certain future operating expenses of the Company.

Going Concern

The Company suffered recurring losses during the years ended December 31, 2016 and 2015, of $1,507,652 and $2,299,275, respectively. At December 31, 2016 and December 31, 2015, the Company had a working capital deficit of $11,371 and working capital of $164,209, respectively. As of December 31, 2016, the Company had cash on hand of $9,677. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company’s ability to raise capital and/or generate positive cash flows from operations. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets and classifications that might be necessary in the event the Company cannot continue in existence.

Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2016 and 2015 regarding concerns about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating operating cash flow and raising capital sufficient to fund operations.  We have discussed our strategy and plans relating to these matters elsewhere in this Annual Report although the consolidated financial statements included herein do not include any adjustments that might result from the outcome of these uncertainties. On December 9, 2016, we signed a Securities Purchase Agreement under which the subscriber has agreed to fund ongoing operation expenses of the Company until such time that the Company can independently fund its operations or until the Company completes an acquisition, business combination or similar transaction with an operating entity which results in a change of control of the Company. Our business strategy may not be successful in addressing these issues, however, and if we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Strategy

Our revised business model requires fewer employees, advisors and consultants and is more economical to operate. The Company has developed several software products suitable for the alternative market which it will continue to offer to third parties. Such products and related services include white label versions of crowdfunding software for investor groups and monitoring software to provide investors with ongoing insight into the performance of SMEs to which they have loaned money. Related licensing fees and subscription agreements may include set fees and yearly contribution fees.

The Company’s goal is to substantially reduce and eliminate its debt while continuing to operate its business and negotiate a possible acquisition or other business combination with another operating entity. There can be no assurance that the Company will be successful in this endeavor or that if a business combination is consummated that it will be on favorable terms. In the interim, the Company will continue forward with its ongoing operations under the revised business model.

Highlights

The following is a summary of our financial performance for the financial year 2016:

●
Consolidated revenue for the twelve month periods ended December 31, 2016 and 2015 totaled approximately $218,662 and $353,076, respectively, a decrease of approximately 38%.

●
For the twelve months ended December 31, 2016, almost 90% of our total revenues during this period was attributable to crowdfunding.

●
For the twelve month periods ended December 31, 2016 and 2015, total selling, general and administrative expenses totaled $1,104,614 and $1,543,827, respectively.

●
As of December 31, 2016 we had 2 full-time employees.

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

On July 14, 2015 and September 8, 2015, we closed on the sale of $250,000 and $1,250,000, respectively, in principal amount of 8% unsecured convertible promissory notes (the “Notes”). Subject to earlier prepayment or conversion, the Notes were scheduled to mature three years from issuance. Interest was payable on the first, second and third anniversaries of the issuance date. At any time after issuance, the holders could, at their option, convert all or a portion of the principal and interest then due into shares of common stock at a price of $0.25 per share. On July 14, 2015, we received conversion notices from four persons holding an aggregate of $190,000 in principal amount of Notes of their determination to convert all of such principal into an aggregate of 760,000 shares and subsequently issued such shares. The balance of the Notes were terminated on November 15, 2016 pursuant to Note Termination and Conversion Agreements.

On June 1, 2016, we closed on the sale of $550,000 in principal amount of 8% unsecured convertible promissory notes (the “Notes”) to three persons. Subject to earlier prepayment or conversion, the Notes were scheduled to mature three years from issuance. Interest was payable on the first, second and third anniversaries of the issuance date. If, during the term of the Notes, we completed an equity offering (a “Qualified Offering”) for gross proceed of not less than $1,500,000, the holders could, at their option, convert all or a portion of the principal and interest then due on the Notes into shares of our common stock at a price per share equal to 50% of the price at which our common stock was sold in the Qualified Offering. The Notes were terminated on November 15, 2016 pursuant to Note Termination and Conversion Agreements.

2013 Equity Incentive Plan

Before the Share Exchange on December 6, 2013, our Board of Directors adopted and our stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of common stock to officers, key employees, consultants and directors.

Shares Issued for Services

On December 8, 2014, the Company entered into an agreement with Fortion Holding B.V. and issued 1,500,000 shares of common stock valued at $645,000 for Credion's obligations under the agreement.

Shares Issued for Asset Acquisition

On July 29, 2014, our wholly owned subsidiary Symbid Holding, a limited liability Corporation in the Netherlands, acquired all the issued and outstanding shares of FAC B.V. (“acquiree”) in exchange for 2,750,000 shares of our restricted common stock. Acquiree owns a perpetual, worldwide, exclusive license to infrastructure technology upon which we intend to develop a platform to enable cloud based financing solutions for SMEs, expanding on our current equity based crowdfunding solutions in the Netherlands. FAC B.V. was formed by FAC 2 B.V. for the specific purpose of holding the license and has no customers, employees, operations or revenues. Acquiree’s only assets are its proprietary software and technology.  Prior to our acquisition of Acquiree, (i) an indirect employee of ours who is a member of Symbid B.V. (a wholly owned subsidiary of Symbid Holding B.V.) management and is also the managing director of a 5% shareholder of ours indirectly owned 20% of Acquiree; (ii) an indirect employee of ours who is a member of Symbid B.V. management indirectly owned 20% of Acquiree; and (iii) a minority shareholder of ours indirectly owned 10% of Acquiree. (See for more detail Note 7 to the Financial Statements).

Incorporation of Symbid Germany GmbH

In August 2014 we incorporated in Germany our subsidiary Symbid Germany GmbH. We contributed capital of $7,749 to this subsidiary which is currently an entity without operations.

Incorporation Symbid Italia SPA

On February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi. Through Symbid Italia, we intended to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs could connect, fund and grow together and to digitalize financial services for Italian SMEs. In connection with the formation of Symbid Italia, we paid €250,000 for a 50.1% ownership interest. Banca Sella held a 29.94% ownership interest and Mr. Pichi held a 19.96% interest.

From the date of formation through December 31, 2015, Symbid Italia incurred operating losses, of approximately $118,000. Based thereon and following an extensive review of the prospects of Symbid Italia developing profitable operations in the near future and beyond, the board of directors and shareholders of Symbid Italia determined that further investment in Symbid Italia was not warranted. This conclusion was based upon an assessment of the then current and expected medium term Italian equity crowdfunding market, the view that the current European regulatory framework for equity crowdfunding reflects a country by country market rather than a pan European market which greatly limits expected synergies and economies of scale and because the Italian equity crowdfunding regulations restrict the ability to attract non-domestic investors. At the direction of the Symbid Italia board of directors, a special Symbid Italia shareholder meeting was held on April 29, 2016, at which it was determined to liquidate Symbid Italia and return the residual capital to the Symbid Italia shareholders. On May 26, 2016, Symbid Italia was liquidated and we received proceeds of $44,744 and recognized a loss on derecognition of $2,986. The loss represents the difference between the fair value of the proceeds received, the carrying amount of the noncontrolling interest and the carrying amount of Symbid Italia’s net assets at May 26, 2016.

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

December 9, 2016 Securities Purchase Agreement

On December 9, 2016 we entered into a Securities Purchase Agreement with CKR Law LLP ("CKR"), pursuant to which we issued 149,863,484 shares of our restricted common stock to CKR and its designees for (i) the cancellation of an aggregate of $86,456 due from the Company to CKR for legal services and expense reimbursements; (ii) a cash payment of $43,614 to be used to pay an aggregate of $37,614 to creditors of the Company, including payments required to enable the filing of our September 30, 2016 Quarterly Report; and (iii) the commitment of CKR to fund, to the extent future net revenues of the Company prove insufficient, additional operating expenses of the Company necessary to ensure its continuing operation and existence until such time that the Company can fund operations independently or until the Company completes an acquisition, business continuation, or similar transaction with an operating entity in a transaction that results in a change of control.

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

Effectively Symbid has the following refund policy. The cash which is collected from investors is held in a third party bank account with Intersolve, which cannot be used or accessed by Symbid. With funds in this bank account, an investor buys crowdfunding credits which are accounted for in an electronic wallet and allocated by the investor to the investor’s funding projects of choice. Allocated funds can only be refunded to an investor from his electronic wallet if a particular project is not fully funded and the funding campaign is terminated. In that situation the investor project allocated funds are credited by Intersolve back to his electronic wallet, from where he can invest again in another project or request a refund of his money from Intersolve. Investors can refund to their bank accounts free of any charge, however InterSolve is currently charging us $15.5 (€15) for each refund by an investor.

Other revenue is generated by licensing the platform to third parties. Revenue is accounted for on a monthly basis for the agreed monthly licensed fee. There is limited credit risk. If the monthly licensed fee is not paid, we are entitled to set the platform offline.

We provide a description of the different types of revenue below.

Create process related revenues

●
Application fees – $370 (exclusive of VAT) for every entrepreneur applying for funding on The Funding Network, with part of such fee being utilized to purchase advisory services from Credion in its capacity as a preferred supplier

Matchmaking related revenues

Public funding (Not applicable after October 2016)

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

●
Success fee – When reaching in an equity campaign the funding target, 4 to 7% (exclusive of VAT) of the target capital is charged to the target company. The loan based model operates through a transaction-based model similar to our current equity crowdfunding service. There is a fixed 1% success fee upon the successful funding of a loan crowdfunding campaign, paid by the business, plus 1% per year for the term of the loan immediately payable upon successful closing of the campaign.

Private funding

●
Placement fee – When reaching a funding target, 4 to 7% (exclusive of VAT) as success fee is being charged to that target company.

Monitoring related revenues

●
Monitoring fees - The financer will pay us a monthly fee of $10 (exclusive of VAT) for one monitoring portal access. Entrepreneurs will be charged a fee of $320 (exclusive of VAT) for a monitoring start package which includes three portal accesses for one year.

Licensing related revenues

Symbid may sublicense the platform technology in the forms discussed below in The Netherlands and to country partners.

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

Concentrations of Credit Risk

The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to EUR 100,000 ($105,252). We have not experienced any losses in such accounts.

Accounts Receivable: Customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has a minimal risk related to its concentration within its accounts receivable.

Components of Results of Operations

Revenues

We generated our revenues partly from crowdfunding related fees like administration fees and success fees and for the other part from revenues from The Funding Network.

Research and development

Research and development expenses consist primarily of fees we are being charged for developing the source code of the software platform enabling us to build new products as well as improve existing products. We expense substantially all of our research and development costs as they are incurred.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of legal and accounting services and other supporting overhead costs.

Distinct Characteristics of The Dutch Model

Symbid B.V. had until November 2016 a variable interest in Symbid Coöperatie U.A. Symbid Coöperatie U.A. licensed from Symbid B.V. its online crowdfunding platform in exchange for 100% of the administration fees and success fees earned by Symbid Coöperatie U.A. In addition, Symbid Coöperatie U.A. has entered into a perpetual platform management service agreement with Symbid B.V. for customer support, software updates and content management system control for approximately $6,000 per year. The management team of Symbid Coöperatie U.A. is the same as the management team of Symbid B.V.

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

Symbid B.V. was deemed to be the primary beneficiary of Symbid Coöperatie U.A. Symbid B.V. had a controlling financial interest in Symbid Coöperatie U.A. because it had the power to direct the activities of Symbid Coöperatie U.A. that most significantly impact Symbid Coöperatie U.A.’s economic performance. Symbid B.V., through its control of Symbid Foundation, was able to appoint the majority of the members’ council of Symbid Coöperatie U.A. which, in turn, appoints the management board of Symbid Coöperatie U.A. The Management Board of Symbid Coöperatie U.A. controls the activities that are most significant to Symbid Coöperatie U.A.  In addition, by virtue of the license agreement and management service agreement between Symbid Coöperatie U.A. and Symbid B.V., substantially all revenue earned by Symbid Coöperatie U.A. was remitted to Symbid B.V.

As a result of this VIE structure, Symbid B.V. consolidated until November 2016 the financial statements of Symbid Coöperatie U.A. Every reporting period Symbid B.V. reassesses its relationship with Symbid Coöperatie U.A. to determine whether consolidation is required. As such, our conclusion regarding our status as the primary beneficiary of Symbid Coöperatie U.A. is subject to change.

On November 15, 2016, Symbid B.V. and Symbid Coop entered into an Intellectual Property License Termination Agreement which terminated the April 13, 2011 License Agreement between both companies retroactive to November 1, 2016. Symbid B.V. had controlled and operated Symbid Coop through corporate governance under the license agreement pursuant to which the online crowdfunding platform was leased. As of November 1, 2016, the effective date of the Intellectual Property License Termination Agreement, the Company gave up its board control in Symbid Coop and Symbid Coop became an independent entity. Upon deconsolidation at November 1, 2016, the carrying amount of the noncontrolling interest and the carrying amount of Symbid Coop’s net assets were equal to each other and no gain or loss was recorded.

Results of Operations

Fiscal Years Ended December 31, 2016 and 2015

The following table summarizes our historical consolidated financial statements:

	Year ended December 31,
	2016	2015
Revenues
Crowdfunding	$195,632	$282,155
The Funding Network	22,399	47,975
Other	631	22,946
Total revenues	218,662	353,076
Operating expenses
Selling, general and administrative	1,104,614	1,543,827
Professional fees	376,720	721,963
Research and development costs	32,869	59,930
Depreciation and amortization	76,600	145,543
Bad debt expense (recoveries)	(32,911)	36,292
Impairment expense	747,871	-
Total operating expenses	2,305,763	2,507,555

Operating loss	(2,087,101)	(2,154,479)

Other income (expense)
Interest expense and amortization of debt discount	(294,599)	(148,509)
Gain on troubled debt restructuring	1,169,253	-
Loss on cumulative translation adjustment	(292,219)	-
Other income	-	11,504
Other expense	(2,986)	(7,791)
Total other income (expense)	579,449	(144,796)

Net loss	(1,507,652)	(2,299,275)

Net loss attributable to noncontrolling interests	(17,029)	(99,761)

Net loss attributable to Symbid Corp. stockholders	$(1,490,623)	$(2,199,514)

Basic and diluted net loss per common share	$(0.03)	$(0.06)

Weighted average number of shares outstanding
Basic and diluted	46,166,536	35,263,977

Share-based compensation expense included in operating expenses:
Selling, general and administrative	$33,187	286,298
Professional fees	-	152,711
Research and development costs	(942)	33,791
	$32,245	$472,800

Revenues

Total revenue for 2016 was $218,662 and for 2015 was $353,076 representing a year on year decrease of approximately 38% or approximately $134,000. In line with those results, Crowdfunding revenue decreased by approximately $87,000 during the same period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2016 totaled $1,104,614 compared to $1,543,847 for 2015, a decrease of $439,233. The decrease was primarily due to the cost reduction program and restructuring programs implemented during the year.

We anticipate that Selling, General and Administrative expenses for 2017 will decrease significantly until we have entered into a potential transaction with a new business combination.

Professional fees

Professional fees decreased for the year ended 2016 to a total of $376,720 compared to $721,963 for 2015, a decrease of $345,243. The decrease in professional fees was primarily due to the stoppage in further roll-out of the services, as well as cash flow did not allow for further expenses.

We anticipate professional fees will remain a substantial percentage of the operating costs in 2017. We anticipate incurring these costs in relation to the Company’s continued listing on the OTC markets and the cost reduction program and restructuring programs implemented during the year.

Research and development

Research and development expenses for the year ended 2016 were $32,869 compared to $59,930 for the year ended 2015, a decrease of $27,061. The decrease is primarily attributable to the cost reduction program and restructuring programs implemented during the year.

We anticipate the research and developments costs for 2017 will decrease until we have entered into a potential transaction with a new business combination.

Foreign Currency Translation Adjustment

In connection with the cessation of platform operations in 2016, and in accordance with ASC 830-30, “Foreign Currency Matters – Translation of Financial Statements”, the cumulative foreign currency translation adjustment was released into loss during 2016.

Income and other expenses

For 2016, total income was $579,449 an increase of $724,245 compared to the same period in 2015. This increase was caused by the restructuring of the company as a result of which a gain on troubled debt restructuring was recognized.

Financial Condition, Liquidity and Capital Resources

As of December 31, 2016, we had cash on hand of $9,677 and a working capital deficit of $11,371.

Our principal sources of liquidity have been fund raising through Private Placement Offerings. Before we were a public company our principal source of liquidity was funds raised from private investors.

Our cash position in 2016 decreased as compared to 2015 by $544,019 from $553,696 to $9,677. This decrease in cash can be attributed to cash used as working capital in the operations.

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

On July 14, 2015 and September 8, 2015, we closed on the sale of $250,000 and $1,250,000, respectively, in principal amount of 8% unsecured convertible promissory notes (the “Notes”). On July 14, 2015, we received conversion notices from four persons holding an aggregate of $190,000 in principal amount of Notes of their determination to convert all of such principal into an aggregate of 760,000 shares and subsequently issued such shares. The balance of the Notes were terminated on November 15, 2016 pursuant to Note Termination and Conversion Agreements.

On June 1, 2016 we closed on the sale of $550,000 in principal amount of 8% unsecured convertible promissory notes (the “Notes”). The Notes were terminated on November 15, 2016 pursuant to Note Termination and Conversion Agreements.

On December 9, 2016, the Company entered into a Securities Purchase Agreement to issue shares constituting upon issuance 80% of its outstanding shares in consideration for the cancellation of $86,456.41 due from the Company to the subscriber, a cash payment of $43,614 to be used to pay off Company debts to third parties and the subscriber’s commitment to fund certain future operation expenses of the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2016 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our senior management concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2016, our senior management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our senior management in connection with the review of our financial statements as of December 31, 2016.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate the following series of measures:

●
Assuming we are able to secure additional working capital and grow our business, (i) we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us; (ii) we will create an audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2016, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding our current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors

Korstiaan Zandvliet	32	Director, Chief Executive Officer and President	December 6, 2013

Maarten van der Sanden	31	Chief Executive Officer, Chief Operating Officer, Treasurer and Secretary	N/A

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

The presently authorized number of directors to constitute our Board of Directors is one. Executive officers are appointed by the Board of Directors and serve at its pleasure.

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

Maarten van der Sanden – Secretary, Treasurer, Chief Financial Officer and Chief Operating Officer.  Maarten van der Sanden has served as our Chief Operating Officer since December 6, 2013.  Mr. van der Sanden served as our Chief Financial Officer and Treasurer from December 6, 2013 until April 15, 2014 and also served as our Chief Financial Officer and Treasurer from March 16, 2015 until November 16, 2015. Since May 6, 2016 he has again been serving as our Chief Executive Officer and Treasurer. He has served as our Secretary since November 16, 2015. Mr. van der Sanden has been a member of the board of directors of Symbid B.V. since January 2012. From July 2008 through December 2012, Mr. van der Sanden was a founder and Managing Director of RotaSocio Holding B.V. - Amsterdam, a developer of innovative mobility solutions whose first project, StudentCar, a car-sharing provider for students in the Netherlands, was launched in Rotterdam in January 2009, with an electric shared car introduced in June 2009.  At RotaSocio, Mr. van der Sanden was responsible for the operations and finance functions and the roll-out of StudentCar.  RotoSocio was sold in 2012 to the second largest car-sharing provider in the Netherlands. Since September 2012, Mr. van der Sanden has also been the Managing Director and owner of Sanden Beheer B.V. - Amsterdam, an investment company that invests in and provides management services to SMEs.  Mr. van der Sanden received a Bachelor’s Degree in business administration from RSM Erasmus University in 2006 and a Master’s Degree in Finance and Investments in 2007 and a Master’s Degree in Entrepreneurship and New Business Venturing in 2009, both from Erasmus University Rotterdam.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” We do not presently have any independent directors.

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

Board Committees

The Company currently has not established any committees of the Board of Directors.  Subject to our appointment of additional directors, our Board of Directors may designate from among its members an executive committee and one or more other committees in the future.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date, other than as described above, no security holders have made any such recommendations.  Our sole director performs all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time.  Our sole director oversees our audits and auditing procedures. At this time none of our directors are an “audit committee financial expert” within the meaning of Item 407(d)(5) for SEC regulation S-K.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the year ended December 31, 2016, we believe that each person who at any time during the year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied their Section 16(a) filing requirements, although certain reports were filed on a late basis.

Shareholder Communications

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11.
EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2016 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2016 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2016 that received annual compensation during the fiscal year ended December 31, 2016 in excess of $100,000. None of our executive officers received annual compensation during the fiscal year ended December 31, 2016 in excess of $100,000.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Korstiaan Zandvliet, CEO(1)(2)	2016	$23,843	0	0	0	0	0	0	$23,843
	2015	$60,396	0	31,303(3)	0	0	0	0	$91,699

(1)
On December 6, 2013, Mr. Zandvliet, was appointed as our Chief Executive Officer and President.

(2)
The numbers presented in this table represent compensation paid to Mr. Zandvliet through his management entity, Arena Amnis B.V.

(3)
Represents Stock Award compensation consisting of Restricted Stock Units awarded to the executive. As of July 24, 2014 the executive was awarded with 130,000 shares that all vested at the end of June 2015. As of December 31, 2015 we expensed $30,361 on these awards, which has been included in the calculation of the 2015 compensation for the executive. As of November 5, 2015 the executive was awarded with 16,233 shares that vested on November 5, 2016. As of December 31, 2015 we expensed $942 on these awards, which has been included in the calculation of the 2015 compensation for the executive. As of December 31, 2016 the employee chose to not have the 16,233 shares vest and forfeited the RSU’s.

Outstanding Equity Awards at Fiscal Year-End

We have one compensation plan approved by our stockholders, the 2013 Plan. As of December 31, 2016, we had no restricted stock units issued and outstanding. 130,000 restricted stock units granted to the named executive officer under the 2013 Plan vested on June 30, 2015. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

On December 6, 2013, we entered into employment service agreements with each of Korstiaan Zandvliet and Maarten van der Sanden, respectively, pursuant to which they presently serve as our Chief Executive Officer and President and Chief Executive Officer, Treasurer, Secretary and Chief Commercial Officer, respectively. Mr. van der Sanden served as our Chief Financial Officer and Treasurer from December 6, 2013 until April 15, 2014 and from March 16, 2015 until November 16, 2015. He resumed these roles again on May 6, 2016. The employment agreements provided for a net annual base salary of €50,000 ($55,000 per year) and €50,000 ($55,000 per year) for each of Messrs. Zandvliet and van der Sanden, respectively. Effective July 24, 2014, each of Messrs. Zandvliet and van der Sanden executed amendments to their respective employment agreements pursuant to which each agreed to have their base net salaries reduced by one third resulting in a net annual salary of €33.333 ($44,300 per year). Effective November 1, 2015, we determined to raise the base annual salary that we were paying to each of Korstiaan Zandvliet and Maarten van der Sanden to €57,000 (approximately $63,600 based on the Euro to US Dollar conversion rate as of November 1, 2015). On July 1, 2016, Korstiaan Zandvliet and Maarten van der Sanden executed amendments to their employment agreements to reduce their respective base salaries from €57,000 to €22,392 (approximately $24,631 based on the Euro to US Dollar conversion rate as of July 1, 2016). Effective October 12, 2016. Korstiaan Zandvliet and Maarten van der Sanden executed further amendments to their employment agreements to reduce their respective base salaries to zero retroactive to August 1, 2016. All salary payments were paid in Euros and were exclusive of an 8% holiday allowance. In addition, each of Messrs. Zandvliet and van der Sanden are eligible to earn an annual bonus at such time and in such amount as may be determined by the Company’s Board of Directors. The Board of Directors may determine that some or all of an annual bonus shall be based upon the achievement of operational, financial or other milestones. Effective November 5, 2015, each of Messrs. Zandvliet and van der Sanden received restricted stock units valued at 10% of their respective annual base salaries each of which vested on November 5, 2016.

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

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 31, 2017, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Share Exchange, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Symbid Corp., Marconistraat 16, 3029 AK Rotterdam, The Netherlands.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned(1)

Korstiaan Zandvliet	1,376,096(2)	0.73%

Maarten van der Sanden	1,420,039(3)	0.76%

All directors and executive officers as a group (2 persons)	2,796,135	1.49%

CKR Law LLP 1330 Avenue of the Americas, 14th Floor New York, NY 10019	140,515,750(4)	75.01%

(1)
Applicable percentage ownership is based on 187,329,355 shares of Common Stock outstanding as of March 31, 2017, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2017, for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable pursuant to the exercise or conversion of other securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

(2)
Consists of shares of common stock held by Arena Amnis B.V. Korstiaan Zandvliet has sole voting and investment power with respect to these shares.

(3)
Consists of shares of common stock held by Sanden Beheer B.V. Maarten van der Sanden has sole voting and investment power with respect to these shares.

(4)
Jeffrey Rinde, the managing partner of CKR Law LLP has sole voting and investment power with respect to these shares.

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

Following the Share Exchange on December 6, 2013, the three executive officers of the Company at that time entered into employment agreements and became salaried employees of Symbid Corp. During the years ended December 31, 2016 and 2015, total expenses recorded under these agreements were approximately $150,000 and $181,000, respectively. As of December 31, 2016 and 2015, $0 has been accrued and recorded in accounts payable and accrued expenses.

Loans to Symbid B.V.

Voyager B.V., beneficially owned by Maarten Timmerman, loaned approximately $81,000 to the Company in September 2011. This loan, as extended, is due on December 31, 2016 with interest only payments of 4% per annum. The loan is subordinate to the interests of a bank working capital facility and is unsecured. On November 15, 2016 Symbid B.V. entered into an agreement with Voyager Beheer BV (“Voyager”) and Symbid Coöp which provided for the termination of a September 15, 2011 €66,950 promissory note from Symbid B.V. to Voyager, including all accrued interest due thereon, in consideration of the grant to Voyager of a 1.33% equity participation in Symbid Coöp.

Acquisition of FAC B.V.

On July 29, 2014, we entered into a Share Purchase Agreement with our wholly owned subsidiary, Symbid Holding B.V., and FAC 2 B.V., a limited liability corporation incorporated in The Netherlands.  Pursuant to the Share Purchase Agreement, we acquired FAC B.V. (“Acquiree”), a limited liability corporation incorporated in The Netherlands from FAC 2 B.V. in exchange for 2,750,000 shares of our restricted common stock.  Acquiree owns a perpetual, worldwide, exclusive license to infrastructure technology upon which we intend to develop a platform to enable cloud based financing solutions for SMEs, expanding on our current equity based crowdfunding solutions in the Netherlands.  Acquiree was formed by FAC 2 B.V. for the specific purpose of holding the license and has no customers, employees, operations or revenues.  Acquiree’s only assets are its proprietary software and technology.  Prior to our acquisition of Acquiree, (i) an indirect employee of ours who is a member of Symbid B.V. (a wholly owned subsidiary of Symbid Holding B.V.) management and is also the managing director of a 5% shareholder of ours indirectly owned 20% of Acquiree; (ii) an indirect employee of ours who is a member of Symbid B.V. management indirectly owned 20% of Acquiree; and (iii) a minority shareholder of ours indirectly owned 10% of Acquiree.

RSU Issuances

During the year ended December 31, 2016 we awarded no shares of restricted stock units to our employees.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended December 31, 2016 and December 31, 2015 are set forth in the table below:

Fee Category	Year ended December 31, 2016	Year ended December 31, 2015

Audit fees(1)	$69,600	$75,000
Audit-related fees(2)	0	5,675
Tax fees(3)	0	0
All other fees(4)	0	0
Total fees	$69,600	$80,675

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. Of the audit fees incurred during 2016, CKR paid $52,500 on behalf of the Company in accordance with the SPA Agreement.

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors.  The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2016, were approved by our board of directors.

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

The following exhibits are included as part of this report:

Exhibit Number	SEC Report Reference Number	Description

2.1	2.1	Share Exchange Agreement dated December 6, 2013, by and among Registrant, Symbid Holding B.V. and the Shareholders of Symbid Holding B.V (1)
3.1	3.1	Articles of Incorporation of the Registrant (2)
3.2	3.1	Certificate of Amendment to the Articles of Incorporation of the Registrant (3)
3.3	3.2	By-Laws of the Registrant (2)
3.4	3.4	Articles of Association of Symbid Cooperatie U.A. (Unofficial English Translation) (4)
3.5	3.5	Articles of Association of Symbid Foundation. (Unofficial English Translation) (4)
3.6	3.6	Articles of Association of Symbid IP Foundation. (Unofficial English Translation) (4)
4.1	4.1	Form of Investor Warrant of the Registrant (1)
4.2	4.2	Form of Broker Warrant of the Registrant (1)
4.3	4.1	Form of 2015 8% Convertible Promissory Note (9)
10.1	10.1	Split-Off Agreement, dated as of December 6, 2013, by and among the Registrant, Symbid Split Corp. and Holli Morris (1)
10.2	10.2	General Release Agreement, dated as of December 6, 2013, by and among the Registrant, Symbid Split Corp. and Holli Morris (1)
10.3	10.3	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and shareholders party thereto (1)
10.4	10.4	Form of Securities Purchase Agreement between the Registrant and the investors party thereto (1)
10.5	10.5	Form of Notice to Investors dated November 25, 2013 (1)
10.6	10.6	Placement Agency Agreement, dated September 9, 2013, between the Registrant and Gottbetter Capital Markets, LLC (1)
10.7	10.7	Placement Agency Agreement, First Amendment, dated October 14, 2013, between the Registrant and Gottbetter Capital Markets, LLC (1)
10.8	10.8	Placement Agency Agreement, Second Amendment, dated November 15, 2013, between the Registrant and Gottbetter Capital Markets, LLC (1)

10.9	10.9	Placement Agency Agreement, Third Amendment, dated February 6, 2014, between the Registrant and Gottbetter Capital Markets, LLC (6)
10.10	10.10	Placement Agency Agreement, Fourth Amendment, dated March 25, 2014, between the Registrant and Gottbetter Capital Markets, LLC (6)
10.11	10.11	Placement Agency Agreement, Fifth Amendment, dated April 30, 2014, between the Registrant and Gottbetter Capital Markets, LLC (6)
10.12	10.12	Placement Agency Agreement, Sixth Amendment, dated May 9, 2014, between the Registrant and Gottbetter Capital Markets, LLC (6)
10.13	10.9	Subscription Escrow Agreement, dated as of September 9, 2013, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital Markets, LLC (1)
10.14	10.10	Subscription Escrow Agreement, First Amendment dated as of November 15, 2013, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital Markets, LLC (1)
10.15	10.15	Subscription Escrow Agreement, Second Amendment dated as of February 6, 2014, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital Markets, LLC (6)
10.16	10.16	Subscription Escrow Agreement, Third Amendment dated as of March 25, 2014, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital Markets, LLC (6)
10.17	10.17	Subscription Escrow Agreement, Fourth Amendment dated as of April 30, 2014, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital Markets, LLC (6)
10.18	10.18	Subscription Escrow Agreement, Fifth Amendment dated as of May 9, 2014, among the Registrant, CSC Trust Company of Delaware and Gottbetter Capital Markets, LLC (6)
10.19	10.11	Escrow Agreement dated as of December 6, 2013 by and among the Registrant, the Indemnification and Shareholder Representative named therein and Gottbetter & Partners, LLP (1)
10.20	10.12	Employment Services Agreement, dated December 6, 2013, between the Registrant and Korstiaan Zandvliet (1)
10.21	10.13	Employment Services Agreement, dated December 6, 2013, between the Registrant and Robin Slakhorst (1)
10.22	10.14	Employment Services Agreement, dated December 6, 2013, between the Registrant and Maarten van der Sanden (1)
10.23	10.1	Employment Services Agreement, dated April 15, 2014 between the Registrant and Philip Cooke (5)
10.24	10.15	Registrant’s 2013 Equity Incentive Plan (1)
10.25	10.16	Form of Registration Rights Agreement (1)
10.26	10.17	License Agreement dated April 13, 2011 by and between Symbid B.V. and Symbid Cooperatie U.A. (1)

10.27	10.18	Platform Management Services Agreement April 6, 2011 by and between Symbid B.V. and Symbid Cooperatie U.A. (1)
10.28	10.19	Intellectual Property Transfer Agreement dated October 16, 2013 by and between Symbid B.V. and Stichting Symbid IP Foundation (1)
10.29	10.20	Intellectual Property License and Transfer Agreement dated October 16, 2013 by and between Stichting Symbid IP Foundation and Symbid Holding B.V. (1)
10.30	10.21	Addendum 1 dated December 5, 2013 to Intellectual Property License and Transfer Agreement dated October 16, 2013 by and between Stichting Symbid IP Foundation and Symbid Holding B.V. (1)
10.31	10.22	Intellectual Property Sublicense and Transfer Agreement dated December 5, 2013 by and between Symbid Holding B.V. and Symbid B.V. (1)
10.32	10.1	Share Purchase Agreement dated July 29, 2014, between the Registrant, Symbid Holding B.V., and FAC 2 B.V (7)
10.33	10.25	Agreement dated December 8, 2014 by and between the Registrant and Fortion Holding B.V. (8)
10.34	10.26	Subscription and shareholder agreement dated December, 2014, between the Registrant, Banca Sella Holding SPA and Marco Bicocchi Pichi (8)
10.35	10.1	Employment Services Agreement dated as of November 1, 2015 between Registrant and Dick Kooij (10)
10.36	10.2	Amendment No. 1 dated as of November 16, 2015 to Employment Services Agreement between Registrant and Dick Kooij (10)
10.37	10.1	Financial Public Relations Agreement dated as of July 1, 2015 between Registrant and Dynasty Wealth LLC (11)
10.38	10.1	First Amendment dated as of November 11, 2015 to Financial Public Relations Agreement dated as of July 1, 2015 between Registrant and Dynasty Wealth LLC (9)
10.39	10.2	Form of Restricted Stock Unit Agreement of Registrant (12)
10.40	10.1	Resignation Letter of Hendrik Kasteel dated April 5, 2016 (13)
10.41	10.2	Resignation Letter of Vincent Lui dated April 5, 2016 (13)
10.42	10.3	Resignation Letter of Jerome Koelewijn dated April 5, 2016 (13)
10.43	10.1	Form of November 15, 2016 Note Termination and Conversion Agreement (2016 Notes) (14)
10.44	10.2	Form of November 15, 2016 Note Termination and Conversion Agreement (2015 Notes) (14)
10.45	10.3	Right of First Refusal Agreement dated November 15, 2016 (14)
10.46	10.4	Intellectual Property License Termination Agreement dated November 15, 2016 between Symbid B.V. and Symbid Coöperatie U.A. (14)
10.47	10.5	Addendum 2 dated November 15, 2016 to October 16, 2013 Intellectual Property License and Transfer Agreement between Stichting Symbid IP Foundation and Symbid Holding B.V. (14)
10.48	10.6	Intellectual Property License and Transfer Agreement dated November 15, 2016 between Symbid Coöperatie U.A. and Stichting Symbid IP Foundation (14)

10.49	10.7	Securities Purchase Agreement dated as of December 9,2016 between Registrant and CKR Law LLP (14)
14.1	14.1	Code of Ethics (2)
21.1*		Subsidiaries of Registrant
23.1*		Consent of Independent Registered Public Accounting Firm
31.1*		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2*		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1*		Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2*		Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*		XBRL Instance Document***
101.SCH*		XBRL Taxonomy Extension Schema Document***
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document***

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

(4)
Filed with the Securities and Exchange Commission on March 13, 2014, an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) dated December 6, 2013, which exhibit is incorporated herein by reference.

(5)
Filed with the Securities and Exchange Commission on April 18, 2014, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

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

(13)
Filed with the Securities and Exchange Commission on April 11, 2016, as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K dated April 5, 2016, which exhibit is incorporated herein by reference.

(14)
Filed with the Securities and Exchange Commission on December 14, 2016, as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, which exhibit is incorporated herein by reference.

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

Symbid Corp.

Dated: March 31, 2017	By:	/s/ Korstiaan Zandvliet
Korstiaan Zandvliet
Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 31, 2017	By:	/s/ Maarten van der Sanden
Maarten van der Sanden
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Korstiaan Zandvliet	Chief Executive Officer and President (Principal	March 31, 2017
Korstiaan Zandvliet	Executive Officer) and Director

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Symbid Corp.

We have audited the accompanying consolidated balance sheets of Symbid Corp. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. Symbid Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symbid Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses during the year ended December 31, 2016, and has negative cash flows from operations of $1,094,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully refinance or raise capital to fund ongoing operations there would be a material adverse effect to the consolidated financial statements.

/s/ Friedman LLP
East Hanover, New Jersey
March 31, 2017

 SYMBID CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash	$9,677	$553,696
Accounts receivable, less allowance for doubtful accounts of $-0- and $39,847 respectively	-	64,639
Prepaid expenses and other current assets	32,544	42,553
Total current assets	42,221	660,888

Property and equipment, at cost, less accumulated depreciation	-	15,108
Investments in associated companies	1,095	1,134
Intangible assets, net	-	785,070
Total assets	$43,316	$1,462,200

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current liabilities
Accounts payable	$16,515	$88,774
Accrued expenses and other current liabilities	37,077	301,896
Current maturities of notes payable	-	32,993
Subordinated loan – related party	-	73,016
Total current liabilities	53,592	496,679

Notes payable, less current maturities	-	49,476
8% Convertible promissory notes payable, net of $-0- and $722,622 discount, respectively	-	587,378
Total liabilities	53,592	1,133,533

Commitments

Stockholders' (Deficiency) Equity

Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 187,329,355 and 36,909,472, respectively	187,329	36,909

Additional paid-in capital	8,287,292	7,635,104
Accumulated other comprehensive loss	-	(322,183)
Accumulated deficit	(8,484,897)	(6,994,274)
Total Symbid Corp. stockholders' (deficiency) equity	(10,276)	355,556
Noncontrolling interests	-	(26,889)
Total stockholders' (deficiency) equity	(10,276)	328,667
Total liabilities and stockholders' equity	$43,316	$1,462,200

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)

	Year ended December 31,
	2016	2015
Revenues
Crowdfunding	$195,632	$282,155
The Funding Network	22,399	47,975
Other	631	22,946
Total revenues	218,662	353,076
Operating expenses
Selling, general and administrative	1,104,614	1,543,827
Professional fees	376,720	721,963
Research and development costs	32,869	59,930
Depreciation and amortization	76,600	145,543
Bad debt expense (recoveries)	(32,911)	36,292
Impairment expense	747,870	-
Total operating expenses	2,305,763	2,507,555

Operating loss	(2,087,101)	(2,154,479)

Other income (expense)
Interest expense and amortization of debt discount	(294,599)	(148,509)
Gain on troubled debt restructuring	1,169,253	-
Loss on cumulative translation adjustment	(292,219)	-
Other income	-	11,504
Other expense	(2,986)	(7,791)
Total other income (expense)	579,449	(144,796)

Net loss	(1,507,652)	(2,299,275)

Net loss attributable to noncontrolling interests	(17,029)	(99,761)

Net loss attributable to Symbid Corp. stockholders	$(1,490,623)	$(2,199,514)

Basic and diluted net loss per common share	$(0.03)	$(0.06)

Weighted average number of shares outstanding
Basic and diluted	46,166,536	35,263,977

Share-based compensation expense included in operating expenses:
Selling, general and administrative	$33,187	286,298
Professional fees	-	152,711
Research and development costs	(942)	33,791
	$32,245	$472,800

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(EXPRESSED IN US DOLLARS)

	Year ended December 31,
	2016	2015

Net loss	$(1,507,652)	$(2,299,275)
Other comprehensive loss:
Foreign currency translation income (loss)	322,183	(143,661)
Comprehensive loss	(1,185,469)	(2,442,936)

Net loss attributable to noncontrolling interests	(17,029)	(99,761)
Foreign currency translation income (loss) attributable to noncontrolling interests	(827)	10,129
Comprehensive loss attributable to noncontrolling interests	(17,856)	(89,632)

Comprehensive loss attributable to Symbid Corp. stockholders	$(1,167,613)	$(2,353,304)

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(EXPRESSED IN US DOLLARS)

	Symbid Corp. Stockholders’
	Number of Shares	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Symbid Corp. Stockholders' Equity	Noncontrolling Interests	Total Stockholders' Equity
Balance, January 1, 2015	33,182,100	$33,182	$5,367,771	$(178,522)	$(4,794,760)	$427,671	$(78,025)	$349,646

Proceeds from the issuance of common stock, net of issuance costs	1,448,232	1,448	722,668	-	-	724,116	-	724,116
Issuance of common stock for services	530,904	531	181,856	-	-	182,387	-	182,387
Reclassification of warrants	-	-	160,945	-	-	160,945	-	160,945
Share Based compensation related to employee share based awards	988,236	988	320,166	-	-	321,154	-	321,154
Symbid Italia formation	-	-	(129,918)	-	-	(129,918)	140,768	10,850
Conversion of 8% Notes	760,000	760	189,240	-	-	190,000	-	190,000
Beneficial conversion feature	-	-	822,376	-	-	822,376	-	822,376
Translation adjustment	-	-	-	(143,661)	-	(143,661)	10,129	(133,532)
Net loss	-	-	-	-	(2,199,514)	(2,199,514)	(99,761)	(2,299,275)
Balance, December 31, 2015	36,909,472	$36,909	$7,635,104	$(322,183)	$(6,994,274)	$355,556	$(26,889)	$328,667
Derecognition of Symbid Italia	-	-	-	-	-	-	(46,171)	(46,171)
Derecognition of Symbid Coop	-	-	-		-	-	90,916	90,916
Issuance of common stock under SPA Agreement	149,863,484	149,863	(25,793)		-	124,070	-	124,070
Issuance of common stock for services	249,567	250	77,451		-	77,701		77,701
Share based compensation	306,832	307	50,530		-	50,837		50,837
Beneficial conversion feature	-	-	550,000		-	550,000		550,000
Translation adjustment	-	-		322,183	-	322,183	(827)	321,356
Net loss	-	-			(1,490,623)	(1,490,623)	(17,029)	(1,507,652)
Balance, December 31, 2016	187,329,355	$187,329	$8,287,292	$0	$(8,484,897)	$(10,276)	$0	$(10,276)

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

	Year ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,507,652)	$(2,299,275)
Adjustments to reconcile net loss to net cash
used in operating activities
Employee and non-employee share based compensation	32,245	320,089
Shares issued under service agreements	-	182,387
Depreciation and amortization	76,600	145,543
Amortization of debt discount	174,091	99,753
Impairment of intangible asset	747,870	-
Gain on troubled debt restructuring	(1,169,253)	-
Loss on foreign currency translation	292,219	-
Warrant liability - fair value adjustment	-	7,791
Bad debt recoveries	(10,371)	36,292
Loss on liquidation of Symbid Italia	2,986	-
Gain on sale of investment in Gambitious B.V.	-	(11,504)
Changes in assets and liabilities
Accounts receivable	64,639	(60,926)
Prepaid expenses and other current assets	10,009	5,431
Accounts payable	(72,259)	(262,073)
Accrued expenses and other current liabilities	264,819	33,449
Net cash used in operating activities	(1,094,057)	(1,803,043)

Cash flows from investing activities
Proceeds from sale of associated companies	$-	$20,309
Net payment from liquidation of Symbid Italia	(44,744)	-
Acquisition of property and equipment	(5,784)	(9,885)
Net cash (used in) provided by investing activities	(50,528)	10,424

Cash flows from financing activities
Line of credit, net	$67,420	$-
Repayments of notes payable	(16,740)	(33,583)
Proceeds from convertible notes	550,000	1,500,000
Proceeds from the issuance of common stock, net of issuance costs	-	724,116
Net cash provided by financing activities	600,680	2,190,533

Effect of exchange rate changes on cash	(114)	(77,286)
Net (decrease) / increase in cash	(544,019)	320,628

Cash and cash equivalents, beginning of period	553,696	233,068
Cash and cash equivalents, end of period	$9,677	$553,696

Supplemental cash flow disclosures
Interest paid	$4,511	$13,609

Non-cash investing and financing activities
Change in accrued expenses related to non-employee share based payments	$98,242	$1,065
Change in accrued expenses related to shares issued under SPA agreement	124,070
Deconsolidation of Symbid Italia assets	5,901	-
Deconsolidation of Coop assets	90,945	-
Transfer of Rabobank debt facility and fixed assets to Symbid Coop	122,292	-
Beneficial conversion feature	550,000	-
Conversion of 8% convertible promissory notes	-	190,000
Reallocation of noncontrolling interests	-	129,918

(The accompanying notes are an integral part of these consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - BUSINESS, ORGANIZATION AND LIQUIDITY

Business and Organization

Symbid Corp. was incorporated as HapyKidz.com, Inc. in the state of Nevada on July 29, 2011. On September 4, 2013, the Company filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to change the Company’s name from HapyKidz.com, Inc. to Symbid Corp. The Company continues to be a “smaller reporting company,” as defined under the Exchange Act.

Symbid Holding B.V. (“Symbid Holding”) was incorporated on October 3, 2013 organized under the laws of the Netherlands.  Symbid Holding was organized to serve as the holding company for all of Symbid’s business activities in the Netherlands and in other countries.  As such, on October 3, 2013, the holders of the capital shares of Symbid B.V. exchanged their shares for capital shares of Symbid Holding and, as a result, Symbid B.V. became a wholly owned subsidiary of Symbid Holding. Symbid B.V. was the operating entity for the Company’s business in the Netherlands through November 1, 2016.

On December 6, 2013, the Company closed a Share Exchange pursuant to which the 19 shareholders of Symbid Holding B.V. sold all of their capital stock in Symbid Holding B.V. to the Company in exchange for 21,170,000 shares of our common stock, $0.001 par value per share. Because the Company had no operations at the time of the acquisition of Symbid Holding, Symbid Holding is considered to be the predecessor Company for financial reporting purposes.

The Share Exchange was accounted for as a “reverse acquisition,” and Symbid Holding was deemed to be the acquirer. Consequently, the assets and liabilities and the historical operations reflected in the financial statements prior to the Share Exchange are those of Symbid Holding and are recorded at the historical cost basis of Symbid Holding. The consolidated financial statements after completion of the Share Exchange include the assets and liabilities of Symbid Holding, historical operations of Symbid Holding and operations of the Company and its subsidiaries from the Closing Date of the Share Exchange. As a result of the issuance of the shares of our common stock pursuant to the Share Exchange, a change in control occurred as of the date of consummation of the Share Exchange.

The main operating entity of Symbid Corp. is Symbid B.V. (“Symbid B.V.”), incorporated in Utrecht, The Netherlands on March 29, 2011 under the laws of the Netherlands. The Company was launched in April 2011 and its headquarters was based in Rotterdam, The Netherlands as one of the first equity based crowdfunding forerunners worldwide. Entrepreneurs used Symbid to obtain business growth funding from the crowd in exchange for a part of the equity of their company. Investors could participate for as little as $21, and become shareholders of start-up companies or growing businesses in need of capital.

Founded as the provider of one of the first equity based crowdfunding platforms, the business evolved in 2015 into a fully integrated, data driven, user friendly online funding network consisting of several products and services known as The Funding Network™. The Funding Network™ is intended to give SMEs direct access to all forms of finance, while offering investors full transparency on the potential risks and return of their portfolios and was developed in response to the following funding hurdles affecting entrepreneurs and investors in general and SMEs in particular:

●
Limited or no structured distribution channels for SME finance other than banks, increasing the mismatch between entrepreneurs and financiers;

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

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

On February 20, 2015, Symbid Italia SPA (“Symbid Italia”), an Italian corporation was created to develop the business of equity crowdfunding in Italy, was formed by our wholly owned subsidiary, Symbid Holding B.V., together with Banca Sella Holding SPA (“Banca Sella”) and Marco Bicocchi Pichi. Through Symbid Italia, we intended to create a new online funding platform, based on our existing crowdfunding technology, in which Italian investors and entrepreneurs could connect, fund, grow together and digitalize financial services for Italian SMEs. Symbid Italia represented the first stage of the European roll-out of our crowdfunding platform outside of The Netherlands. In connection with the formation of Symbid Italia, we paid $284,525 for a 50.1% ownership interest. Banca Sella held a 29.94% ownership interest and Mr. Pichi held a 19.96% interest. At the direction of the Symbid Italia board of directors, a special Symbid Italia shareholder meeting was held on April 29, 2016, at which it was determined to liquidate Symbid Italia and return the residual capital to the Symbid Italia shareholders. On May 26, 2016, Symbid Italia was liquidated and the Company received $44,744 for its 50.1% interest and recognized a loss of $2,986. The results of Symbid Italia’s operations have been included in the consolidated financial statements (see Note 11).

As of December 31, 2016, the Company had a 7.57% ownership interest in Kredietpaspoort Coöperatie U.A. (“Kredietpaspoort”), a Cooperative located in the Netherlands, through its wholly owned subsidiary Symbid B.V. As of December 31, 2015, the Company had a 14.53% ownership interest in Kredietpaspoort, through its wholly owned subsidiary Symbid B.V. and Symbid Coöperatie UA (“Symbid Coop”), a variable interest entity which we effectively controlled through corporate governance rather than through any ownership. In addition, the Company’s former Chief Commercial Officer owned a 5.72% interest in Kredietpaspoort. The Kredietpaspoort is a cloud- based platform that was developed to provide credit evaluation and financing options to SME companies in the Netherlands. On November 1, 2016, Symbid Coop was deconsolidated from the Company and on November 15, 2016, the Company’s Chief Commercial Officer resigned and the Company’s combined ownership interest decreased below 20% (See Note 7). As of December 31, 2016 and 2015, the combined holdings in Kredietpaspoort by Symbid B.V., Symbid Coop and our former Chief Commercial Officer totaled approximately 7.57% and 20.25%, respectively.

During the first quarter of 2015, the Company sold its remaining interest in Gambitious Coöperatie UA (“Gambitious Coop”) to better align the goals of the Company (See Note 7).

As of December 31, 2016 and December 31, 2015, the Company held a 7% ownership interest in Equidam Holding B.V. (“Equidam”). Equidam started as an online valuation tool for private companies with a particular focus on SME’s, Equidam now also offers simple monitoring services to investors on the Company’s platform.

Restructuring
During the second half of 2016, the Company was unable to raise additional capital from investors and was forced to enter settlement agreements with its creditors and note holders to restructure the Company (See Note 9). Because of the restructuring, the Company curtailed certain operations and changed its business focus from the operation of online funding platforms and the provision of software solutions for SMEs in the alternative financing market to the licensing of available software packages that the Company owns and licenses intellectual property.

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

As the result of the restructuring, the Company’s crowdfunding platform in the Netherlands is now operated through Symbid Coop. The Company previously controlled and operated Symbid Coop through corporate governance but as the result of the restructuring, Symbid Coop has become an independent entity. Because the Company no longer has the resources to continue the software development of the online funding platform, Symbid Coop took over the development of software for the crowdfunding platform during the fourth quarter of 2016 in order to remain compliant under the laws and regulations of The Netherlands. Symbid Coop has, in return for reimbursing the further development of the software, been granted a non-exclusive license to the intellectual property from IP Foundation in order to continue crowdfunding operations in The Netherlands. The Company will continue to hold an identical non-exclusive license to the intellectual property of the crowdfunding platform whereby we will be allowed to use the most up to date versions of the software and other intellectual property.

The revised business model requires fewer employees, advisors and consultants and is more economical to operate. The Company has developed several software products suitable for the alternative market which it will continue to offer to third parties. Such products and related services include white label versions of crowdfunding software for investor groups and monitoring software to provide investors with ongoing insight into the performance of SMEs to which they have loaned money. Related licensing fees and subscription agreements may include set fees and yearly contribution fees.

The Company’s goal is to substantially reduce and eliminate its debt while continuing to operate its business and negotiate a possible acquisition or other business combination with another operating entity. There can be no assurance that the Company will be successful in this endeavor or that if a business combination is consummated that it will be on favorable terms. In the interim, the Company will continue forward with its ongoing operations under the revised business model.

Liquidity and Going Concern Matters
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses during the years ended December 31, 2016 and 2015, of $1,507,652 and $2,299,275, respectively. At December 31, 2016 and December 31, 2015, the Company had a working capital deficit of $11,371 and working capital of $164,209, respectively. As of December 31, 2016, the Company had cash on hand of $9,677. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern.

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

To mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern management sought out new and current strategic institutional investors. However, the Company was unable to raise additional funds and during the fourth quarter of 2016 and ultimately decided to restructure and convert the majority of its liabilities into participation rights in Symbid Coöp. Additionally, to avoid bankruptcy due to the cash flow position of the Company management decided to implement a cost reduction program during the second quarter of 2016. During the reporting period, the following cost reduction actions have been successfully implemented and have provided a positive impact on the cost structure of the Company:

●
Closed offices in Milano (Symbid Italia) and Amsterdam (Product development);

●
Reduction in costs of office space Rotterdam HQ;

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

●
Terminated employment agreements with 10 full time employee (“FTE”) product development team, our CFO, 2 FTE Symbid Italia, 4 Commercial FTE operating in the Netherlands;

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

On December 9, 2016, the Company entered into a Securities Purchase Agreement to issue 80% of its outstanding shares in consideration for the cancellation of $124,070 in debts due the Company’s creditors and the future payment of fees to keep the Company’s filing status current. The new majority shareholder has committed to fund the future operations of the Company until either the Company can fund its own operations or until the Company completes a business combination or other similar transaction resulting in a change in control. (See Note 10)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications
Certain reclassifications have been made to the 2015 financial statements to conform to the consolidated 2016 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Noncontrolling Interests
The Company presents noncontrolling interests as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and upon loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Income and losses attributable to the noncontrolling interests associated with Symbid Coop and Symbid Italia are presented separately in the Company’s consolidated statement of operations.

Revenue Recognition

Crowdfunding
The Company generates its revenue from registration, administration and success fees within The Funding Network. Registration fee revenue is recognized as new portfolio companies register to The Funding Network. Revenue from administration fees are collected from investors and recognized on a monthly basis calculated as a percentage of the volume of payments during the reporting period. There is no credit risk since the fees are collected directly at the moment that the transaction takes place on the platform. There is no right of return to investors once a crowdfunding proposition has been successfully funded. Revenue from success fees is recognized at the time the loan or equity crowdfunding proposition is successfully funded and there are no further obligations to the portfolio company. Prior to January 2016 there was no credit risk as the success fees were collected directly at the moment the transaction took place on the platform. As of January 2016, the Company changed the policy for collecting the success fees and there will be a credit risk going forward. At the start of a funding campaign, the entrepreneur signs a contract with Symbid pursuant to which he or she agrees to pay Symbid a success fee once a successful fund raising campaign for that entrepreneur closes. Once the funding campaign closed, Symbid’s success fee was transferred by Intersolve, the third-party banking entity that holds all funds in escrow until closing, and the net proceeds of the funding were transferred by Intersolve to the notary or in case of loan crowdfunding directly to the entrepreneur. Upon completion of the funding campaign on Symbid’s platform, services delivered under the contract with the entrepreneur have been rendered and Symbid recognized its success fee revenue at the time the campaign was successfully closed.

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

Other

Revenue related to licensing is recognized on a monthly basis determined by the contracted monthly license fee. If the monthly license fee is not paid, the Company is entitled to set the platform offline. Revenues from URL services are based on a fixed annual fee and recognized ratably over the contract period, typically one year.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Based on guidance in ASC 505, Equity share based payments to non-employees are measured at the fair value of the consideration received or the fair value of the equity instruments issued or liabilities incurred, whichever is more reliably measurable. The fair value of share based payments to non- employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award. Compensation costs for share based payments with graded vesting are recognized on a straight-line basis. The cost of the share based payments to non-employees that are fully vested and non-forfeitable as at the grant date are measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

Concentrations of Credit Risk

Cash Held in Banks
The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to $105,252.

Accounts Receivable
Customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

Foreign Currency Translation
The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes and to maintain its books and records. The Company’s subsidiaries maintain their books and records in their functional currency, the Euro (“EUR”), the currency of the Netherlands. In connection with the cessation of platform operations in 2016, and in accordance with ASC 830-30, “Foreign Currency Matters – Translation of Financial Statements”, the cumulative foreign currency translation adjustment was released into loss during 2016.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of December 31, 2016 and December 31, 2015, the balance sheet accounts, with the exception of equity, were translated at 1 EUR to $1.0525 and $1.0906, respectively. The average translation rates applied to the statements of operations and cash flows for the years ended December 31, 2016 and 2015 were at 1 EUR to $1.1067 and 1 EUR to $ 1.1103, respectively.

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

The carrying value of the intangible asset is reviewed on a regular basis for the existence of facts or circumstances that the intangible asset may be impaired. An intangible asset is subject to amortization and is assessed for impairment whenever events or circumstances indicate that their carrying value may not be recoverable. In testing the recoverability of the asset, the carrying value of the asset is compared to the future projected undiscounted cash flows. The cash flows are based on management’s expectations of future revenues and expenses including costs to maintain the assets over their respective service lives. An impairment loss is recognized as the excess of the carrying value over the fair value when an asset is not recoverable. Fair value is based on valuation techniques or third party appraisals. Significant estimates and judgments are applied in determining these cash flows and fair values. In accordance with US GAAP, we perform interim impairment testing should circumstances requiring it arise. Due certain impairment indicators which were triggered during the three months ended June 30, 2016, the Company performed an impairment analysis of its intangible asset which indicated that the future undiscounted cash flows of the asset did not exceed its net carrying value. As such, the Company fully impaired its intangible asset as of June 30, 2016 (See Note 6).

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company reviews the collectability of accounts receivable based on an assessment of historic experience, current economic conditions, and other collection indicators. At December 31, 2016 and December 31, 2015, the Company has recorded an allowance for doubtful accounts of $-0- and $39,847, respectively.

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

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) (“ASU 2015-14”), Deferral of the Effective Date. With the issuance of ASU 2015-14, the new revenue guidance ASU 2015-09 as amended by ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date for ASU 2015-09 for annual reporting periods beginning after December 15, 2016, but otherwise earlier adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”), which addresses how companies evaluate whether a reporting entity is the primary beneficiary of a VIE by changing how the reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a VIE), the amendments in ASU 2016-17 require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments in this ASU will be effective for annual periods and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

3 - VARIABLE INTEREST ENTITY- SYMBID COOP

At December 31, 2015, the Company held a variable interest in Symbid Coop. Symbid Coop was the lessee of the Company’s online crowdfunding platform. Symbid B.V. licensed the online platform exclusively to Symbid Coop. The management of Symbid Coop was the same as the management of Symbid B.V. and Symbid Holding.

The Company had an implicit variable interest in Symbid Coop through common control and management had the ability to compel payment whether stated or silent in the lease agreement. The Company was deemed to be the primary beneficiary of Symbid Coop and had a controlling financial interest as it had the power to direct the activities of the VIE that most significantly impact Symbid Coop’s economic performance. The Company reassessed the presentation of Symbid Coop every reporting period to conclude if consolidation was required.

On November 15, 2016, Symbid B.V. and Symbid Coop entered into an Intellectual Property License Termination Agreement which terminated the April 13, 2011 License Agreement between both companies retroactive to November 1, 2016. Symbid B.V. had controlled and operated Symbid Coop through corporate governance under the license agreement pursuant to which the online crowdfunding platform was leased. Also on November 15, 2016, Symbid Coop assumed certain debts and obligations from Symbid B.V. equal to $148,347 in consideration for the cancellation of the receivable balance due to Symbid BV of $115,110 and office furniture from Symbid B.V. of $8,263. The Company recognized a gain on this transfer of $24,974 which has been included in the gain on the troubled debt restructuring (See Note 9). As of November 1, 2016, the effective date of the Intellectual Property

3 - VARIABLE INTEREST ENTITY- SYMBID COOP (Continued)

License Termination Agreement, the Company gave up its board control in Symbid Coop and Symbid Coop became an independent entity. Upon deconsolidation at November 1, 2016, the carrying amount of the noncontrolling interest and the carrying amount of Symbid Coop’s net assets were equal to each other and no gain or loss was recorded.

The classification and carrying amounts of assets and liabilities of Symbid Coop in the consolidated balance sheets are as follows:

	December 31,
	2016	2015
Current assets	$-	$73,600
Current liabilities	$-	$186,214

The assets related to Symbid Coop are not restricted.

4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,
	2016	2015
VAT return Q4 2016/ 2015	$-	$17,827
Revenues to be invoiced	1,370	2,472
Wage tax refund	3,602	-
Other prepaid expenses	6,996	10,883
Insurance premiums	13,484	11,371
Intercompany balance Symbid Coöperatie UA and Symbid Crowdfunding B.V.	7,092	-
	$32,544	$42,553

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

As of December 31, 2016, the Q4 (2016) VAT return accounted for 0% of total prepaid and other current assets (See Note 8 for the payable balance as of December 31, 2016). As of December 31, 2015, the Q4 (2015) VAT return accounted for 42% of total prepaid and other current assets.

5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2016	2015
Computers and equipment	$10,057	$20,868
Less - Accumulated depreciation	(1,765)	(5,760)
Impairment	(7,807)	-
Translation adjustment	(485)	-
	$-	$15,108

For the years ended December 31, 2016 and 2015, depreciation expense was $4,654 and $2,384, respectively. On November 15, 2016, fixed assets with a net carrying value of $8,263 were transferred to Symbid Coop (See Note 3). In connection with the restructuring of the Company, the remaining fixed assets were impaired as of December 31, 2016. Impairment expense related to fixed assets was $7,807 for the year ended December 31, 2016 and is included in the statement of operations in Impairment expense.

6 – INTANGIBLE ASSET

On July 29, 2014, our wholly owned subsidiary Symbid Holding, a limited liability corporation in the Netherlands, acquired all the issued and outstanding shares of FAC B.V. in exchange for 2,750,000 shares of our restricted common stock. The sole asset of the FAC B.V. was a perpetual, worldwide, exclusive license to a software library of infrastructure technology, upon which we have developed a platform to enable cloud based financing solutions for SMEs, expanding on our current equity based crowdfunding solutions in the Netherlands. The asset acquired in the acquisition of the FAC B.V. does not meet the definition of a business and, therefore, has been accounted for as an asset acquisition.

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

On June 30, 2016, the Company fully impaired its intangible asset as it was deemed that the fair value of the asset was not recoverable. A non-cash impairment charge of $740,063 has been included in the results of operations for the year ended December 31, 2016.

The intangible asset consists of software obtained through the acquisition of the FAC B.V. The intangible asset consists of the following:

	December 31,
	2016	2015
Software	$1,019,103	$984,267
Less - Accumulated amortization	(274,394)	(199,197)
Impairment	(740,063)	-
Translation adjustment	(4,646)	-
	$-	$785,070

During the years ended December 31, 2016 and 2015, amortization expense related to software was approximately $72,000 and $143,000, respectively.

7 - INVESTMENTS IN ASSOCIATED COMPANIES

Kredietpaspoort
As of April 2014, Symbid B.V. and Symbid Coop acquired membership interests of 6.50% and 6.03% of Kredietpaspoort, respectively. The initial investments in Kredietpaspoort by Symbid B.V. and Symbid Coop of approximately $17,000 and $16,000, respectively, were recorded in Investments in Associated Companies. In addition, during 2014 our Chief Executive Officer and Chief Commercial Officer, both of whom were Directors of the Company, each acquired membership interests of 5.15% and 4.96%, respectively, in Kredietpaspoort. In December of 2014, our Chief Executive Officer sold his interest of 5.15% in Kredietpaspoort, also there was a re-allocation of memberships. On November 1, 2016, Symbid Coop was deconsolidated from the Company and on November 15, 2016, the Company’s Chief Commercial Officer resigned and the Company’s combined ownership interest decreased below 20%. As of December 31, 2016 and 2015, the combined holdings in Kredietpaspoort by Symbid B.V., Symbid Coop and our former Chief Commercial Officer totaled approximately 7.57% and 20.25%, respectively.

The Company has accounted for its investment in Kredietpaspoort on the equity method basis of accounting through November 15, 2016, as Symbid had the ability to exercise significant influence over the operating and financial policies of Kredietpaspoort through representation on the Kredietpaspoort board of directors and the combined voting interest of Symbid and its Chief Commercial Officer. However, upon the departure of the Company’s Chief Commercial Officer the Company will no longer have significant influence over Kredietpaspoort and will account for its investment on the cost method of accounting basis in future periods. During 2014, the Kredietpaspoort investment balance was reduced to nil, as the Company suffered losses beyond the initial investment balance. As of December 31, 2016, the initial investment has not been recovered.

Gambitious
In previous periods, the Company had an indirect ownership interest in Gambitious B.V. (“Gambitious”), a Company located in the Netherlands, which used the Company’s platform to raise capital for video games produced by a wide range of developers. On February 9, 2015, the Company sold its remaining 12% indirect interest in Gambitious for $20,360 and recorded a gain on investment of $11,504 which is included in other income in the consolidated statement of operations for the year ended December 31, 2015.

Equidam
In August 2013, the Company acquired a 10% interest in Equidam Holding B.V. (“Equidam”) for $1,095 recorded in Investments in Associated Companies. As of December 31, 2016, the Company has a 7% ownership in Equidam, as the initial investment was diluted through a subsequent round of seed funding. The Company is accounting for their investment in Equidam on the cost basis of accounting. There have been no material transactions with Equidam during the reporting period.

8– ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2016	2015
Advisory costs	$3,786	$89,829
Interest	-	45,863
Wage tax return	-	19,035
Holiday pay allowance/Net salary	8,647	24,533
Penalty waiver	14,630	14,630
Marketing	-	38,069
Accrued stock liability	-	20,541
VAT return Q4 2016/ 2015	7,028	-
Other current liabilities	2,986	49,396
	$37,077	$301,896

All amounts are payable within one year.

9 - NOTES PAYABLE AND TROUBLED DEBT RESTRUCTURING

Troubled Debt Restructuring
On November 1, 2016, the Company deconsolidated Symbid Coop as Symbid BV was not able to maintain and develop the IP of the crowdfunding software (See Notes 1 and 3). On November 15, 2016, Symbid Corp. and Symbid BV restructured their liabilities by involving Symbid Coop (the surviving operating entity of the crowdfunding platform in The Netherlands) and entering a settlement agreement with Symbid Coop along with the creditors of the Company. The following is a summary of the gain recorded from the debt balances settled in the troubled debt restructuring:

Year ended December 31, 2016
2015 and 2016 Notes payable	$761,467*
Accrued interest on 2015 and 2016 Notes payable	145,068*
Subordinated loan – related party	71,993*
Accrued interest- Subordinated loan – related party	14,942*
Settlement of Symbid Coop payable	24,974**
Settlement of accounts payable – creditors	150,809***
$1,169,253

*Settled through the issuance of profit rights in Symbid Coop aggregating 26.57%, voting rights aggregating 12.22% and the right of first refusal in Symbid Corp to the holder of $1.2 million on principal balance of the 2015 Notes (See Note 9 below).
**Gain calculated as the difference between the Rabobank working capital facility at November 15, 2016, VAT taxes payable on Symbid BV’s behalf, less fixed assets transferred to Symbid Coop and the intercompany balance due Symbid BV (See Note 3).
***Settled through the issuance of profit rights aggregating 5% in Symbid Coop, other accounts payable were credited and/or written off based on agreements made

	December 31,
	2016	2015
Line of credit	$-	$-
Working capital facility	-	82,469
Subordinated loan – related party	-	73,016
8% Convertible promissory notes	-	587,378
Total notes payable	-	742,863
Less - Current Maturities	-	(106,009)
Notes payable, less current maturities	$-	$636,854

Working Capital Facility
On November 15, 2016, Symbid B.V. transferred its outstanding debt under the working capital facility and line of credit including all accrued interest due thereon to Symbid Coop. The transfer of the working capital facility totalling $130,554 and the other obligations assumed by Symbid Coop less the value of office furniture transferred to Symbid Coop (See Note 5), was in consideration for the cancellation of the receivable balance due Symbid B.V. The transfer was consummated under the suspending condition that all other debts and obligations of Symbid B.V. would be settled by Symbid Coop, except for any liabilities owed to Symbid Corp. or Symbid Holding B.V. by Symbid B.V. The fair value of the assets and liabilities exchanged resulted in a net gain to the Company of $24,971, this amount is included in the gain on troubled debt restructuring for the year ended December 31, 2016.

9 - NOTES PAYABLE AND TROUBLED DEBT RESTRUCTURING (Continued)

As of December 31, 2015, the Company had two credit facilities with the Rabobank, a national bank in the Netherlands.

The facility consisted of the following two agreements:

1.
Long-term loan for approximately $198,000, bears interest of approximately 6.4%, principal and interest payable quarterly. The loan decreased on a quarterly basis by approximately $8,000, starting on September 30, 2012. On November 15, 2016, the date of transfer, there was a balance of approximately $65,000 on the long-term loan facility.

2.
A line of credit of approximately $65,000 with a floating interest rate of approximately 8.40% at December 31, 2015. On November 15, 2016, the date of transfer, there was a balance of approximately $66,000 on the credit facility.

The working capital facility was secured by the following assets:

1.
Assets of the Company including receivables and intellectual property developed by the Company.

2.
Guarantee by principal members of management up to approximately $55,000.

3.
Guarantee by the Netherlands government for the remaining balance in a hypothetical liquidation up to approximately $237,000.

2015 - 8% Convertible Promissory Notes
On June 10, 2015, the Company entered into a subscription agreement to conduct a private offering consisting of a minimum of $250,000 and up to a maximum of $1,500,000 of 8% unsecured convertible promissory notes (the “2015 Notes”), convertible into common shares of the Company’s common stock. The 2015 Notes had a three-year maturity from the date of issue and interest was payable annually. The 2015 Notes were redeemable at any time after issuance by the Company for a pre-payment fee of 10% of the principal balance plus outstanding interest due. The 2015 Notes had an optional conversion feature price of $0.25 per share that could be exercised any time. However, upon maturity the mandatory conversion price is the lesser of (a) $0.25 or (b) the amount equal to 20% discount to the 10-day volume weighted average price per share for the period immediately prior to the mandatory conversion date with a floor price of $0.10 per share. The subscribers were granted preemptive rights allowing participation in future financings at the then current price for a term of three years so that such subscriber may maintain its pro-rata interest in the Company.

Because the conversion rate of the Notes was less than the market value of the Company’s stock on the closing dates, the Company recorded a beneficial conversion feature (“BCF”). The BCF was calculated by using the most favorable conversion price that would be in effect at the conversion date to measure the intrinsic value of an embedded conversion option. The BCF was recorded to additional paid-in capital with an offset to debt discount as prescribed by ASC 470-20. The discount against the 2015 Notes was accreted to interest expense using the effective interest rate method.

On July 14, 2015, the initial closing of the Notes took place under which the Company raised $250,000 from a total of seven investors. The Company recorded a debt discount related to the BCF of $62,500. The effective interest rate of the liability component was equal to 17.7% for the period from January 1, 2016 to November 15, 2016 and the year ended December 31, 2015. On July 14, 2015, four investors from the July 14, 2015 closing converted an aggregate of $190,000 in Notes into 760,000 shares of unregistered common stock. Upon conversion, the Company recorded $47,500 in interest expense and a corresponding reduction to the debt discount associated with these Notes.

9 - NOTES PAYABLE AND TROUBLED DEBT RESTRUCTURING (Continued)

On September 8, 2015, the Company held the final closing of the 2015 Notes under which it raised $1,250,000 from a total of six investors. The Company recorded a debt discount related to the BCF of $759,876. The effective interest rate of the liability component was equal to 40.4% for the period from January 1, 2016 to November 15, 2016 and the year ended December 31, 2015.

During the third quarter of 2016, the Company was in default with respect to the initial interest payments which were due on July 14, 2016 and September 8, 2016, with respect to an aggregate of $60,000 and $1,250,000 in principal amount of the 2015 Notes dated July 14, 2015 and September 8, 2015, respectively. On November 15, 2016, the Company entered into a Note Termination and Conversion Agreement with each of the 2015 Note holders. An aggregate of $1,310,000 in principal together with $125,024 in accrued interest was cancelled in exchange for equity participation rights in Symbid Coop representing an aggregate of 6.5% of the profit rights in Symbid Coop.

One note holder of $1,175,000 in principal amount of 2015 Notes agreed to receive the right of first refusal with respect to any direct or indirect activities of the Company. The right of first refusal shall terminate at the earlier of December 31, 2020 or when there is a change in control of Symbid Corp. involving another entity with business activities different from those currently undertaken by Symbid Corp. whereby the share issuance to CKR does not apply as change of control under this agreement. The Note Termination and Conversion Agreements also provided for the termination of pre-emptive rights which holders of the 2015 Notes had been granted in connection with their purchases of 2015 Notes.

As a result of the troubled debt restructuring, the Company recognized a gain of $886,488 on the 2015 Notes and related accrued interest.

2016 - 8% Convertible Promissory Notes
On June 1, 2016, the Company entered into a subscription agreement to conduct a private offering consisting of a minimum of $350,000 and up to a maximum of $700,000 of 8% unsecured convertible promissory notes (the “2016 Notes”), convertible into common shares of the Company’s common stock. The 2016 Notes had a three-year maturity from the date of issuance and interest was payable annually. The 2016 Notes were redeemable upon mutual agreement of the Company and the investors. The 2016 Notes were convertible upon the completion of the next equity offering (a “Qualified Offering”) for gross proceeds of not less than $1,500,000, the holders were entitled, at their option, convert all or a portion of the principal and interest then due on the 2016 Notes into shares of common stock at a price per share equal to 50% of the price at which the common stock is sold in the Qualified Offering.

The conversion rate was subject to proportionate adjustment in the event of a subdivision, combination or stock split, stock dividends, reorganization reclassification, consolidation or merger. The Company was not permitted to incur senior indebtedness to exceed $250,000, and was required to notice of default and notice of entry in certain material transactions such as; voluntary liquidation, merger or consolidation, sale or transfer of assets and amendments to the articles of incorporation. The 2016 Notes were subject to customary events of default such as bankruptcy, reorganization or insolvency and were due immediately upon such event. While the 2016 Notes remained outstanding, the Company could not incur any indebtedness that ranks senior in priority to the 2016 Notes. The 2016 Notes ranked pari passu with the 2015 Notes.

Because the conversion rate of the Notes was less than the market value of the Company’s stock on the closing date the Company recorded a BCF. The BCF was calculated by using the most favorable conversion price that was in effect at the conversion date to measure the intrinsic value of an embedded conversion option. The BCF was recorded to additional paid-in capital with an offset to debt discount as prescribed by ASC 470-20. The discount against the Notes was accreted to interest expense using the effective interest rate method.

9 - NOTES PAYABLE AND TROUBLED DEBT RESTRUCTURING (Continued)

On June 1, 2016, the closing of the 2016 Notes took place under which the Company raised $550,000 from a total of three investors. The Company recorded a debt discount related to the BCF of $550,000. The effective interest rate of the liability component was equal to 960% for the period from June 30, 2016 to November 15, 2016 and the year ended December 31, 2016.

On November 15, 2016, the Company entered into a Note Termination and Conversion Agreement with each of the 2016 Note holders. An aggregate of $550,000 in principal amount together with $20,044 in accrued interest was cancelled in exchange for equity participation rights in Symbid Coop representing an aggregate of 18.8% of the profit rights in Symbid Coop. In addition, two holders of the 2016 Notes received an aggregate of 12.22% voting rights in Symbid Coop.

As a result of the troubled debt restructuring, the Company recognized a gain of $20,044 on the 2016 Notes and related accrued interest.

Convertible promissory notes payable as of December 31, 2015 were as follows:

	Principal	Accrued Interest	Unamortized Debt Discount	Balance as of December 31, 2015
8% Convertible promissory notes July 14, 2015	$60,000	$2,213	$(12,964)	$49,249
8% Convertible promissory notes September 8, 2015	1,250,000	31,111	(709,658)	571,453
	$1,310,000	$33,324	$(722,622)	$620,702

Convertible promissory notes payable as of December 31, 2016 were as follows:

	Principal	Accrued Interest	Unamortized Debt Discount	Balance as of December 31, 2016
8% Convertible promissory notes July 14, 2015	$0	$0	$0	$0
8% Convertible promissory notes September 8, 2015	0	0	0	0
8% Convertible promissory notes June 1, 2016	0	0	0	0
	$0	$0	$0	$0

Subordinated Loan - Related Party
On September 15, 2011, a stockholder of the Company granted a loan of approximately $70,000 to the Company with an original maturity of September 15, 2016 and interest only payments of 4% per annum. On September 15, 2015, the maturity date of the loan was extended to December 31, 2016.  The loan was subordinate to the interests of the working capital facility and was unsecured.

On November 15, 2016, Symbid B.V. entered into an agreement with the holder of the subordinated related party loan which provided for the termination of the September 15, 2011 agreement, including all accrued interest due thereon of $14,942, in consideration for 1.33% profit rights in Symbid Coop.

As a result of the troubled debt restructuring, the Company recognized a gain of $86,933 on the subordinated related party loan.

9 - NOTES PAYABLE AND TROUBLED DEBT RESTRUCTURING (Continued)

Interest expense
For the years ended December 31, 2016 and 2015, the Company recognized interest expense associated with its debt balances as follows:

	Year ended December 31,
	2016	2015
Cash Interest Expense
Coupon interest expense	$118,918	$48,756
Noncash Interest Expense
Amortization of debt discount	175,681	99,753
	$294,599	$148,509

10 – CAPITAL STOCK

Common and Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

Net Loss per Share
Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. As of December 31, 2016, there are 2,754,794 Investor and 15,500 Broker Warrants which are excluded on the aforementioned basis. As of December 31, 2016, there are no outstanding convertible securities or shares that would be potentially dilutive on an as-if-converted basis.

Private Placement Offerings
On June 16, 2015, the Company completed a private placement offering in which 200,000 shares of common stock were sold to a related party at $.50 per share generating gross proceeds of $100,000. In connection with the private placement offering, the Company incurred advisory and professional fees of $1,050.

On January 28, 2015, the Company completed a private placement offering in which 1,248,232 shares of common stock were sold at $.50 per share generating gross proceeds of $624,116. In connection with the private placement offering the Company incurred advisory and professional fees of $21,410.

2013 Stock Incentive Plan
Before the Share Exchange on December 6, 2013, our Board of Directors adopted, and our stockholders approved, our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of our common stock to officers, key employees, consultants and directors (See Note 12).

Common Stock Issued for Services
During the year ended December 31, 2016, the Company issued 249,567 shares common stock as consideration for professional services valued at $77,701. These services had been accrued for as of December 31, 2015, and resulted in a non-cash financing adjustment when issued during the year ended December 31, 2016.

During the year ended December 31, 2015, the Company issued 74,991 shares of common stock as consideration for professional services valued at $22,560.

10 – CAPITAL STOCK (Continued)

During the year ended December 31, 2015, the Company issued 455,913 shares of fully vested restricted common stock to non- employee advisors and consultants as consideration for services performed. The fair value of fully vested restricted common stock issued to advisors and consultants during the year ended December 31, 2015 was $159,827.

Securities Purchase Agreement
On December 9, 2016, the Company entered into a Securities Purchase Agreement with CKR Law LLP ("CKR"), pursuant to which 149,863,484 shares of restricted common stock at a purchase price of $0.001 per share were issued to CKR for services and (i) the cancellation of an aggregate of $86,456 due from the Company to CKR for services and expense reimbursements; (ii) funding of $43,614 of which $37,614 was used during the year ended December 31, 2016 to pay the Company’s creditors directly from CKR which enabled the Company to file its September 30, 2016 quarterly report; and (iii) the commitment of CKR to fund, to the extent future net revenues of the Company prove insufficient, additional operating expenses of the Company necessary to ensure its continuing operation and existence until such time that the Company can fund operations independently or until the Company completes an acquisition, business continuation, or similar transaction with an operating entity in a transaction that results in a change of control. The shares issued represent 80% of the outstanding shares of the Company.

As of December 31, 2016, the Company recorded an aggregate amount of $124,070 to equity. The remaining $6,000 due under the initial funding amount along with payments that CKR makes in the future to maintain the Company’s operations will be recorded to additional paid in capital in the period that the Company’s debts are settled by CKR.

11 – NONCONTROLLING INTERESTS

The composition of the net (income) loss attributable to noncontrolling interests are as follows:

	Year Ended December 31,
	2016	2015
Symbid Coop- 100%	$(23,116)	$43,202
Symbid Italia – 49.9%	40,145	56,559
Total net loss attributable to NCI	$17,029	$99,761

The composition of noncontrolling interests as reported in the balance sheets are as follows:

	December 31,
	2016	2015
Symbid Coop- 100%	$-	$(112,614)
Symbid Italia – 49.9%	-	85,725
Total equity (deficiency) attributable to noncontrolling interests	$-	$(26,889)

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

11 – NONCONTROLLING INTERESTS (Continued)

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

On May 26, 2016, the Symbid Italia was liquidated and the Company received proceeds of $44,744 and recognized a loss on derecognition of $2,986 which is included in other expense in the consolidated statements of operations for the year ended December 31, 2016. The loss represents the difference between the fair value of the proceeds received, the carrying amount of the noncontrolling interest and the carrying amount of Symbid Italia’s net assets at May 26, 2016.

Symbid Coop
Refer to Notes 1 and 3 for the discussion regarding the loss of the control in Symbid Coop in November 2016.

12 - SHARE BASED COMPENSATION PLANS

2013 Stock Incentive Plan
Under the 2013 Plan, 5 million shares of the Company’s common stock have been reserved for issuance to officers, employees, directors, consultants and advisors to the Company. The stock plan provides for grants of options, stock appreciation rights, performance share awards, restricted stock and restricted stock unit awards (“the Awards”). Up to 1,666,666 shares may be granted during the first 12 months following the Share Exchange and the remaining 3,333,332 shares may be granted during the first 24 months following the Share Exchange. As of December 31, 2016, there are 3,724,432 shares available for issuance under the 2013 Plan. The vesting period for the Awards under the 2013 Plan is determined by the Board at the date of grant and is generally one year.

Employee Share Based Compensation
No awards were granted to employees during year ended December 31, 2016. During the year ended December 31, 2015, the Company awarded 640,958 shares of restricted stock units ("RSUs") to 20 employees, including our four executive officers and board members, and 30,000 shares to non-employee advisors and consultants under the 2013 Equity Incentive Plan.

Each restricted stock unit represents the right to receive one share of our restricted common stock upon vesting. During the years ended December 31, 2016 and 2015, 215,191 and 911,236 RSUs were released, respectively. During the years ended December 31, 2016 and 2015, there were 367,890 and 9,750 forfeitures of restricted stock, respectively. The fair market value for stock-based compensation expense is equal to the closing price of our common stock on the date of grant, which is measured based on the publicly traded share price. The restrictions on the stock awards are released generally over one year.

During the years ended December 31, 2016 and 2015, the Company recognized share based compensation expense for employee awards of approximately $28,000 and $279,000, respectively. There is no unrecognized compensation expense for unvested employee RSUs at December 31, 2016.

12 - SHARE BASED COMPENSATION PLANS (Continued)

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

For the year ended December 31, 2016, no equity awards were granted to non- employees under the 2013 Plan. During the year ended December 31, 2015, the Company awarded 30,000 RSUs to one advisor under the 2013 Plan. During years ended December 31, 2016 and 2015, 17,000 and 168,500 Awards were released. As of December 31, 2016, no non-employees have forfeited RSUs awarded under the 2013 Plan.

For the years ended December 31, 2016 and 2015, the Company recognized share based compensation expense for non-employees of $4,000 and $41,000.

As of December 31, 2016 and 2015, the Company has recorded nil and $20,541 in accrued expenses and other liabilities related to these non-employee share arrangements, which are either subject to continued contractual service conditions or have not been settled in common stock of the Company (See note 8). There was no unrecognized compensation expense for unvested non-employee RSUs at December 31, 2016.

13 – INCOME TAXES

As of December 31, 2016, the Company has net operating loss carry forwards of approximately $6,410,000 that can be utilized to offset future taxable income for income tax purposes. Net operating loss carry forwards expire starting in 2021. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period. The contribution of Symbid Coop to the carry forward has been nil.

13 – INCOME TAXES (Continued)

The following table reconciles the statutory rates to the Company’s effective tax rate:

	December 31,
	2016	2015

U.S. Statutory rates	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
Dutch income tax rate	20%	20%
Equity Method Pick-Up – Symbid Holding	(5.80)	(9.02)
Other, less than 1%	(0.05)	(0.10)
Effective income tax rate	14.15	10.88
Effect on valuation allowance	(14.15)	(10.88)
Effective income tax rate	0%	0%

The Company has temporary differences related to its net operating loss, which give rise to a deferred tax asset of approximately $1,133,000 and $ 869,000 for the period ended December 31, 2016 and 2015, respectively. The Company maintains a 100% valuation allowance against its deferred tax assets as of December 31, 2016 and 2015, respectively.

The Company is subject to income tax examinations by tax authorities for 2016, 2015 and 2014.

14 - SUBSEQUENT EVENTS

In March 2017, the Company sold its 7% interest in Equidam Holding B.V. for €15,000.