Form 10-Q
period 2017-03-31
SYMBID CORP.
filed 2017-05-12
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

 There were 187,329,355 shares of the issuer’s common stock outstanding as of May 12, 2017.

SYMBID CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

 SYMBID CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	March 31, 2017	December 31, 2017
ASSETS
Current assets
Cash	$16,158	$9,677
Prepaid expenses and other current assets	2,437	32,544
Total current assets	18,595	42,221

Investments in associated companies	-	1,095
Total assets	$18,595	$43,316

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	$4,241	$16,515
Accrued expenses and other current liabilities	32,500	37,077
Total current liabilities	36,741	53,592

Total liabilities	36,741	53,592

Commitments

Stockholders' Deficiency

Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 187,329,355 and 187,329,355, respectively	187,329	187,329

Additional paid-in capital	8,368,582	8,287,292
Accumulated deficit	(8,574,057)	(8,484,897)
Total stockholders' deficiency	(18,146)	(10,276)
Total liabilities and stockholders' deficiency	$18,595	$43,316

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended March 31,
	2017	2016
Revenues
Crowdfunding	$-	$72,806
The Funding Network	-	12,049
Other	-	4,412
Total revenues	-	89,267
Operating expenses
Selling, general and administrative	10,476	514,911
Professional fees	86,574	137,035
Research and development costs	-	17,118
Depreciation and amortization	-	36,819
Bad debt recoveries	-	(19,591)
Total operating expenses	97,050	686,292

Operating loss	(97,050)	(597,025)

Other income (expense)
Interest expense and amortization of debt discount	-	(73,266)
Gain on sale of Equidam Holding B.V.	14,799	-
Other expense	(6,909)	-
Total other income (expense)	7,890	(73,266)

Net loss	(89,160)	(670,291)

Net loss attributable to noncontrolling interests	-	(7,623)

Net loss attributable to Symbid Corp. stockholders	$(89,160)	$(662,668)

Basic and diluted net loss per common share	$(0.00)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	187,329,355	36,909,472

Share-based compensation expense included in operating expenses:
Selling, general and administrative	$-	42,339
Research and development costs	-	1,558
	$-	$43,897

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)
	Three months ended March 31,
	2017	2016

Net loss	$(89,160)	$(670,291)
Other comprehensive loss:
Foreign currency translation income	-	32,267
Comprehensive loss	(89,160)	(638,024)

Net loss attributable to noncontrolling interests	-	(7,263)
Foreign currency translation loss attributable to noncontrolling interests	-	(2,850)
Comprehensive loss attributable to noncontrolling interests	-	(10,473)

Comprehensive loss attributable to Symbid Corp. stockholders	$(89,160)	$(627,551)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(89,160)	$(670,291)
Adjustments to reconcile net loss to net cash
used in operating activities
Expenses paid by CKR under SPA	81,290	-
Gain on sale of Equidam Holding B.V.	(14,799)	-
Employee and non-employee share based compensation	-	41,347
Depreciation and amortization	-	36,819
Amortization of debt discount	-	44,932
Provision for doubtful accounts	-	(19,357)
Changes in assets and liabilities
Accounts receivable	-	(14,401)
Prepaid expenses and other current assets	26,874	(96,365)
Accounts payable	(12,436)	344,724
Accrued expenses and other current liabilities	(1,502)	1,252
Net cash used in operating activities	(9,733)	(331,340)

Cash flows from investing activities
Proceeds from sale of Equidam Holding B.V.	$15,902	$-
Acquisition of property and equipment	-	(5,784)
Net cash provided by (used in) investing activities	15,902	(5,784)

Effect of exchange rate changes on cash	312	10,883
Net increase / (decrease) in cash	6,481	(326,241)

Cash and cash equivalents, beginning of period	9,677	553,696
Cash and cash equivalents, end of period	$16,158	$227,455

Supplemental cash flow disclosures
Interest paid	$-	$1,349

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SYMBID CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 - BUSINESS, ORGANIZATION AND LIQUIDITY

Interim Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2017 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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

Refer to the restructuring and liquidity sections below for more information on the change in business model that took place during the second half of 2016.

As of December 31, 2016, the Company had a 7.57% ownership interest in Kredietpaspoort Coöperatie U.A. (“Kredietpaspoort”), a Cooperative located in the Netherlands, through its wholly owned subsidiary Symbid B.V. The Kredietpaspoort is a cloud- based platform that was developed to provide credit evaluation and financing options to SME companies in the Netherlands. As of March 31, 2017, the shares in Kredietpaspoort were cancelled and the Company’s interest has been reduced to zero (See Note 4).

The company sold its interest in Equidam Holding B.V. (“Equidam”) on March 6, 2017 for $15,902 and recognized a gain of $14,799 on the sale of the investment. As of December 31, 2016, the Company held a 7% ownership interest in Equidam. Equidam started as an online valuation tool for private companies with a focus on SME’s, Equidam now also offers simple monitoring services to investors on the Company’s platform.

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

For further information on the restructuring, please refer to the consolidated financial statements and notes thereto included in the 2016 Annual Report on Form 10-K.

Liquidity and Going Concern Matters
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses since inception and has an accumulated deficit of $8.6 million as of March 31, 2017. The Company currently has limited liquidity and no revenues during the three months ended March 31, 2017. For the three months ended March 31, 2017 and 2016, net losses were approximately $89,000 and $670,000, respectively. At March 31, 2017 and December 31, 2016, the Company had a working capital deficits of approximately $18,000 and $11,000, respectively. As of March 31, 2017, the Company had cash on hand of $16,158. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern.

On December 9, 2016, the Company entered into a Securities Purchase Agreement to issue 80% of its outstanding shares in consideration for the cancellation of $124,070 in debts due the Company’s creditors and the future payment of fees to keep the Company’s filing status current. Under the agreement, the new majority shareholder committed to fund the future operations of the Company until the Company completes a business combination or other similar transaction resulting in a change in control.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its significant subsidiaries on a consolidated basis. The Company also includes subsidiaries over which a direct or indirect legal or effective control exists and for which the Company is deemed to direct the significant activities and has the obligation to absorb the losses or benefits of the entities. All intercompany accounts, balances and transactions with other consolidated entities have been eliminated. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the Company’s accounts as well as those of a variable interest entity (“VIE”) for which the Company was the primary beneficiary.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
Certain reclassifications have been made to the 2016 financial statements to conform to the consolidated 2017 financial statement presentation. These reclassifications had no effect on net earnings or cash flows as previously reported.

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

Noncontrolling Interests
The Company presents noncontrolling interests as a component of equity. Changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and upon loss of control, retained ownership interest will be re-measured at fair value, with any gain or loss recognized in earnings. Income and losses attributable to the noncontrolling interests are presented separately in the Company’s consolidated statement of operations.

Revenue Recognition
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

Based on guidance in ASC 505, Equity share based payments to non-employees are measured at the fair value of the consideration received or the fair value of the equity instruments issued or liabilities incurred, whichever is more reliably measurable. The fair value of share based payments to non- employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award. Compensation costs for share based payments with graded vesting are recognized on a straight-line basis. The cost of the share based payments to non-employees that are fully vested and non-forfeitable as of the grant date are measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

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

Concentrations of Credit Risk

Cash Held in Banks
The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to $106,830.

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

As of March 31, 2017 and December 31, 2016, the balance sheet accounts, with the exception of equity, were translated at 1 EUR to $1.0683 and $1.0525, respectively. The average translation rates applied to the statements of operations and cash flows for the three months ended March 31, 2017 and 2016 were at 1 EUR to $1.0657 and 1 EUR to $ 1.1029, respectively.

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

Recent Accounting Pronouncements
As compared to the recent accounting pronouncements described in the Company’s 2016 Annual Report on Form 10-K, there are no recently issued accounting pronouncements or changes to accounting pronouncements that are of potential significance to the Company during the three months ended March 31, 2017.

3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2017	2016
VAT return Q4 2016/ 2015	$2,437	$-
Revenues to be invoiced	-	1,370
Wage tax refund	-	3,602
Other prepaid expenses	-	6,996
Insurance premiums	-	13,484
Intercompany balance Symbid Coöperatie UA and Symbid Crowdfunding B.V.	-	7,092
	$2,437	$32,544

VAT in the Netherlands
In the Netherlands and Europe it is compulsory for a business to charge VAT to its clients on the invoice. The VAT charged to a customer can be offset by VAT payable to the Company’s suppliers and the remainder is payable or receivable from the Dutch tax authorities. An important basic rule is that a company cannot reclaim any VAT, if it does not charge VAT on its invoices. At the moment the Netherlands VAT rate is 21% (standard rate which also applies to the Company) or a reduced rate of 6% and 0% (for supply in the EU intra-Community supplies and export). For e-commerce special rules apply.

3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS (Continued)

Most of the time companies file the Netherlands VAT tax return on quarterly basis. However, in case of high turnover it can be changed to monthly basis. On the other hand if the turnover is very low, on request the Netherlands VAT tax return can be filed annually. The Company is filing tax returns on a quarterly basis. When the Company has to reclaim VAT, the amount will be refunded by the Dutch tax authorities within 30 days after the VAT return was filed.

As of March 31, 2017, the Q1 (2017) VAT return accounted for 100% of total prepaid and other current assets. As of December 31, 2016, the Q4 (2016) VAT return accounted for 0% of total prepaid and other current assets (See Note 5 for the payable balance as of March 31, 2017).

4 - INVESTMENTS IN ASSOCIATED COMPANIES

Kredietpaspoort
As of March 31, 2017, the shares in Kredietpaspoort have been cancelled and the Company’s interest has been reduced to zero. As of December 31, 2016, the holdings in Kredietpaspoort by Symbid B.V., were approximately 7.57%. During 2014, the Kredietpaspoort investment balance was reduced to nil, as the Company suffered losses beyond the initial investment balance. As of March 31, 2017, the initial investment has not been recovered.

Equidam
In August 2013, the Company acquired a 10% interest in Equidam Holding B.V. (“Equidam”) for $1,095 recorded in Investments in Associated Companies. The company sold its interest in Equidam Holding B.V. (“Equidam”) on March 6, 2017 for $15,902 and recognized a gain of $14,799 on the sale of the investment. As of December 31, 2016, the Company had a 7% ownership in Equidam, as the initial investment was diluted through a subsequent round of seed funding. The investment in Equidam has been accounted for on the cost basis of accounting.

5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
	2017	2016
Advisory costs	$-	$3,786
Holiday pay allowance/Net salary	-	8,647
Penalty waiver	14,630	14,630
VAT return Q4 2017/2015	-	7,028
Symbid Coöperatie payable	17,870	-
Other current liabilities	-	2,986
	$32,500	$37,077
All amounts are payable within one year.

6 – CAPITAL STOCK

Common and Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

Net Loss per Share
Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. As of March 31, 2017, there are 2,380,810 Investor Warrants which are excluded on the aforementioned basis. As of March 31, 2017, there are no outstanding convertible securities or shares that would be potentially dilutive on an as-if-converted basis.

2013 Stock Incentive Plan
Before the Share Exchange on December 6, 2013, our Board of Directors adopted, and our stockholders approved, our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 5,000,000 shares of our common stock to officers, key employees, consultants and directors (See Note 7).

Securities Purchase Agreement
On December 9, 2016, the Company entered into a Securities Purchase Agreement with CKR Law LLP ("CKR"), pursuant to which 149,863,484 shares of restricted common stock at a purchase price of $0.001 per share were issued to CKR for services and (i) the cancellation of an aggregate of $86,456 due from the Company to CKR for services and expense reimbursements; (ii) funding of $43,614 of which $37,614 was used during the year ended December 31, 2016 to pay the Company’s creditors directly from CKR which enabled the Company to file its September 30, 2016 quarterly report; and (iii) the commitment of CKR to fund, to the extent future net revenues of the Company prove insufficient, additional operating expenses of the Company necessary to ensure its continuing operation and existence until such time that the Company completes an acquisition, business continuation, or similar transaction with an operating entity in a transaction that results in a change of control (See Note 8). The shares issued represent 80% of the outstanding shares of the Company.

For the three months ended March 31, 2017 and 2016, the Company recorded $81,290 and $0 of payment made on behalf of the Company to equity, respectively. Payments that CKR makes in the future to maintain the Company’s operations will be recorded to additional paid in capital in the period that the Company’s debts are settled by CKR.

7 - SHARE BASED COMPENSATION PLANS

2013 Stock Incentive Plan
Under the 2013 Plan, 5 million shares of the Company’s common stock have been reserved for issuance to officers, employees, directors, consultants and advisors to the Company. The stock plan provides for grants of options, stock appreciation rights, performance share awards, restricted stock and restricted stock unit awards (“the Awards”). Up to 1,666,666 shares may be granted during the first 12 months following the Share Exchange and the remaining 3,333,332 shares may be granted during the first 24 months following the Share Exchange. As of March 31, 2017, there are 3,724,432 shares available for issuance under the 2013 Plan. The vesting period for the Awards under the 2013 Plan is determined by the Board at the date of grant and is generally one year.

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

For the three months ended March 31, 2017 and 2016, no equity awards were granted or forfeited under the 2013 Plan. During the three months ended March 31, 2016 140,832 RSUs were released. For the three months ended March 31, 2016, the Company recognized share based compensation expense for employee awards of approximately $41,000.

As of March 31, 2017, all of the awards of restricted stock issued to employees under the 2013 Plan, have vested. There is no unrecognized compensation expense for unvested employee RSUs at March 31, 2017.

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

For the three months ended March 31, 2017 and 2016, no equity awards were granted or forfeited under the 2013 Plan. During the three months ended March 31, 2016 8,500 RSUs were released. For the three months ended March 31, 2016, the Company recognized share based compensation expense for non-employees of $3,000.

As of March 31, 2017, all of the awards of restricted stock issued to non-employees under the 2013 Plan, have vested. There was no unrecognized compensation expense for unvested non-employee RSUs at March 31, 2017.

8 - SUBSEQUENT EVENTS

On May 1, 2017, the Company’s Board of Directors and stockholders holding 149,863,484 shares of Common Stock, representing 80% of the outstanding voting stock, consented in writing to a reverse stock split of the Company’s common stock, $0.001 par value per share, at a ratio of not less than 1:40 and not more than 1:80, with authorization to the Company’s Board of Directors to determine the exact split ratio within this range, at its discretion and a name change from Symbid Corp. to Sincerity Applied Materials Holdings Corp. The Company will effect the name change and the reverse stock split by amending its Articles of Incorporation through the filing of a Certificate of Amendment. These changes will not become effective until at least 20 calendar days after the Company’s mailing of a Definitive Information Statement reflecting these matters to the Company’s stockholders.

On April 25, 2017, the Company sold its equity interests in its 51% owned indirect subsidiary, Symbid Germany GmbH to another shareholder of Symbid Germany GmbH for EUR 1.

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

Company Background

We were founded in The Netherlands in April 2011 as the provider of one of the first crowdfunding platforms. Our business subsequently evolved in 2015 into a fully integrated, data driven, user friendly online funding network consisting of several products and services known as The Funding Network™. The Funding Network™ is intended to give small and medium sized entities (“SMEs”) direct access to all forms of finance, while offering investors full transparency on the potential risks and return of their portfolios. In 2016, due to substantial cash flow problems that raised doubt about our ability to continue as a going concern, we instituted cost reduction measures and entered into settlement agreements with our creditors and note holders as part of a corporate restructuring which was completed during the fourth quarter of 2016. Because of the restructuring, we curtailed certain operations and changed our business focus from the operation of online funding platforms and the provision of software solutions for SMEs in the alternative financing market to the licensing of software packages that we own and license.

As a result of the restructuring, our crowdfunding platform in the Netherlands is now operated through Symbid Coöperatie UA (“Symbid Coop”). We previously controlled and operated Symbid Coop through corporate governance but as the result of the restructuring, Symbid Coop has become an independent entity. Because we no longer have the resources to continue the software development of the online funding platform, Symbid Coop took over the development of software for the crowdfunding platform during the fourth quarter of 2016 in order to remain compliant under the laws and regulations of The Netherlands. We continue to hold a non-exclusive license to the intellectual property of the crowdfunding platform whereby we are able to use the most up to date versions of the software and other intellectual property.

We have developed several software products suitable for the alternative market which we continue to offer to third parties. Such products and related services include white label versions of crowdfunding software for investor groups and monitoring software to provide investors with ongoing insight into the performance of SMEs to which they have loaned money. Related licensing fees and subscription agreements may include set fees and yearly contribution fees.

While continuing to operate our business, we are looking into possible acquisitions or other business combinations with other operating entities in similar or unrelated fields. There can be no assurance that we will be successful in this endeavor or that if a business combination is consummated that it will be on favorable terms. In the interim, the Company will continue forward with its ongoing operations under the revised business model.

Highlights

The following is a summary of our financial performance for the three months ended March 31, 2017:

●
The Company realized no revenues during the reporting period, which resulted in net losses of approximately $89,000;
●
The company sold its interest in Equidam Holding B.V. on March 6, 2017 for $15,902 and recognized a gain of $14,799 on the sale of the investment;
●
As of March 31, 2017, the shares in Kredietpaspoort were cancelled and the Company’s interest has been reduced to zero.

Results of Operations

The following tables set forth our condensed consolidated statements of income data:

	Three months ended
	March 31,
	2017	2016
Revenues
Crowdfunding	$-	$72,806
The Funding Network	-	12,049
Other	-	4,412
Total revenues	-	89,267
Operating expenses
Selling, general and administrative	10,476	514,911
Professional fees	86,574	137,035
Research and development costs	-	17,118
Depreciation and amortization	-	36,819
Bad debt expense (recoveries)	-	(19,591)
Total operating expenses	97,050	686,292

Operating loss	(97,050)	(597,025)

Other income (expense)
Interest expense and amortization of debt discount	-	(73,266)
Gain on sale of Equidam Holding B.V.	14,799)	-
Other expense	(6,909)	-
Total other income (expense)	7,890	(73,266)

Net loss	(89,160)	(670,291)

Net loss attributable to noncontrolling interests	-	(7,623)

Net loss attributable to Symbid Corp. stockholders	$(89,160)	$(662,668)

Basic and diluted net loss per common share	$(0.00)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	187,329,355	36,909,472

Crowdfunding Revenues

Crowdfunding Revenues were nil for the three-month period ended March 31, 2017 as compared to approximately $73,000 for the three month period ended March 31, 2016. Total revenues decreased for the three month period ended March 31, 2017 by approximately $89,000 compared to the prior year period. The decrease compared to prior year period is primarily attributable to our corporate restructuring and transition to a revised business model.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the three month period ended March 31, 2017 by approximately $505,000 to $10,000 compared to $515,000 for the prior year period. The decrease is primarily attributable to our corporate restructuring and transition to a revised business model which requires significantly less full time employees.

Professional Fees

Professional fees decreased for the three month period ended March 31, 2017 by approximately $50,000 to $87,000 compared to $137,000 for the prior year period. The decrease is primarily attributable to less audit, legal and advisory costs during the period due to the deconsolidation of Symbid Coop and revised business model.

We anticipate professional fees will remain a substantial percentage of the operating costs in 2017. We anticipate incurring these costs in relation to the Company’s continued listing on OTC Markets

Research and Development

Research and development costs decreased for the three month period ended March 31, 2017 by approximately $17,000 to $0 compared to $17,000 for the prior year period, due to no research development activity taking place during the reporting period.

Other Income (Expense)

Other income (expense) changed by approximately $81,000 from an expense of $73,000 in the prior year period to income of $8,000 for the three months ended March 31, 2017. The change is primarily attributable to a decrease in interest expense due to the debt restructuring and the sale of Equidam Holding B.V. for approximately $16,000 which resulted in a gain of approximately $15,000. The gain from the sale of Equidam Holding B.V. was offset by a loss from the cancellation of the Company’s investment in Symbid Germany.

Loss from Operations Before Noncontrolling Interests

We incurred net losses from operations of approximately $89,000 and $670,000 for the three months ended March 31, 2017 and March 31, 2016. The decrease in comparable losses was primarily due to our corporate restructuring and transition to a revised business model.

Financial Condition, Liquidity and Capital Resources

We will need additional capital to implement and expand our current strategies. There is no assurance that we will be able to raise the amount of capital that we seek for acquisitions or for future growth plans. Even if financing is available, it may not be on terms that are acceptable to us. In addition, we do not have any determined sources for any future funding. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan. We represent a speculative investment and investors may lose all of their investment. In order to be able to achieve our strategic goals, we need to further expand our business and financing activities. To continue to develop and expand our product and services offerings and to exploit our licenses, a significant capital increase will continue to be required.

Our principal sources of liquidity have been cash generated from sales of our equity securities and cash generated from operations. Pursuant to a December 9, 2016 Securities Purchase Agreement, our principal shareholder, CKR, is currently funding our operating expenses.

At March 31, 2017, cash was approximately $16,000, other current assets excluding cash were approximately $2,000, and we had a working capital deficit of $18,000. At the same time, we had current liabilities of approximately $37,000, which consisted principally of a Symbid Coöperatie UA payable and a Penalty waiver of $32,500. At December 31, 2016, cash was approximately $10,000 and we had other current assets excluding cash of approximately $33,000. At the same time, we had current liabilities of approximately $54,000 which consisted principally of accounts payable of approximately $17,000 and accrued expenses of approximately $37,000. Our working capital deficit at December 31, 2016 was approximately $10,000. The increase in our liquidity position at March 31, 2017 compared to December 31, 2016 is primarily attributable to the sale of the Equidam Holding B.V. equity interest on March 6, 2017.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $10,000 for the three months ended March 31, 2017, as compared to net cash used of approximately $331,000 for the three months ended March 31, 2016. The decrease in net cash used in operations was primarily due to our corporate restructuring and transition to a revised business model which requires significantly less full time employees.

Net Cash Used in Investing Activities

During the three months ended March 31, 2016, we used approximately $6,000, while during the three months ended March 31, 2017 an amount of $16,000 was provided by cash in investing activities. The cash provided by investing activities in the three months ended March 31, 2017 was primarily from the sale of the Equidam Holding B.V. equity interest .

Net Cash Provided by Financing Activities

During the three months ended March 31, 2017 and 2016, cash flows from financing activities totaled for both $0.

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

Going Concern

Our financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $8.6 million as of March 31, 2017 and further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, from a funding commitment from our principal shareholder and/or from private placements of common stock or debt securities. Our financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Management plans to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern through looking into possible acquisitions or other business combinations with other operating entities in similar or unrelated fields.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2016 financial statements included in our Annual Report on Form 10-K filed with the SEC on March 31, 2017. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2017 our disclosure controls and procedures were not effective due to material weaknesses resulting from our internal controls  and procedures including (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of an audit committee financial expert (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K) on our board of directors; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued no equity securities during the quarter ended March 31, 2017.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

On May 1, 2017, our Board of Directors and stockholders holding 149,863,484 shares of Common Stock, representing 80% of the outstanding voting stock, consented in writing to a reverse stock split of the Company’s common stock, $0.001 par value per share, at a ratio of not less than 1:40 and not more than 1:80, with authorization to our Board of Directors to determine the exact split ratio within this range, at its discretion and a name change from Symbid Corp. to Sincerity Applied Materials Holdings Corp. We will effect the name change and the reverse stock split by amending our Articles of Incorporation through the filing of a Certificate of Amendment. These changes will not become effective until at least 20 calendar days after the mailing of a Definitive Information Statement reflecting these matters is sent to our stockholders.

On April 25, 2017, we sold our equity interests in our 51% owned indirect subsidiary, Symbid Germany GmbH, to another shareholder of Symbid Germany GmbH for EUR 1. Symbid Germany never had operations or assets.

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

SYMBID CORP.

May 12, 2017	By:	/s/ Korstiaan Zandvliet
Korstiaan Zandvliet, Chief Executive Officer

SYMBID CORP.

May 12, 2017	By:	/s/ Maarten van der Sanden
Maarten van der Sanden, Chief Financial Officer