Form 10-Q
period 2017-06-30
Sincerity Applied Materials Holdings Corp.
filed 2017-08-21
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-177500

SINCERITY APPLIED MATERIALS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	45-2859440
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Marconistraat 16
3029 AK Rotterdam, The Netherlands
(Address of principal executive offices)

+ 31 (0) 1 089 00 400
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
		(Do not check if a smaller Reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were 3,122,287 shares of the issuer’s common stock outstanding as of August 14, 2017.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

SINCERITY APPLIED MATERIALS HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash	$-	$9,677
Prepaid expenses and other current assets	-	32,544
Total current assets	-	42,221

Investments in associated companies	-	1,095
Total assets	$-	$43,316

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	$-	$16,515
Accrued expenses and other current liabilities	14,633	37,077
Total current liabilities	14,633	53,592

Total liabilities	14,633	53,592

Commitments

Stockholders' Deficiency

Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized	-	-
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 3,122,287 and 3,122,287, respectively	3,122	3,122

Additional paid-in capital	8,567,576	8,471,499
Accumulated deficit	(8,585,331)	(8,484,897)
Total stockholders' deficiency	(14,633)	(10,276)
Total liabilities and stockholders' deficiency	$-	$43,316

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SINCERITY APPLIED MATERIALS HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Crowdfunding	$-	$43,549	$-	$129,642
The Funding Network	-	2,249	-	14,299
Other	-	12,158	-	3,309
Total revenues	-	57,956	-	147,250
Operating expenses
Selling, general and administrative	4,400	401,227	14,876	916,137
Professional fees	6,760	130,554	93,334	267,589
Research and development costs	-	9,540	-	26,658
Depreciation and amortization	-	37,760	-	74,579
Bad debt expense (recoveries)	-	(10,145)	-	(29,737)
Impairment expense	-	740,073	-	740,073
Total operating expenses	11,160	1,309,009	108,210	1,995,299

Operating loss	(11,160)	(1,251,053)	(108,210)	(1,848,049)

Other income (expense)

Interest expense and amortization of debt discount	-	(81,905)	-	(155,171)
Gain on sale of Equidam Holding B.V.	-	-	14,799	-
Other income	-	484	-	455
Other expense	(114)	(2,986)	(7,023)	(2,986)
Total other income (expense)	(114)	(84,407)	7,776	(157,702)

Net loss	(11,274)	(1,335,460)	(100,434)	(2,005,751)

Net loss attributable to noncontrolling interests	-	(6,317)	-	(13,940)

Net loss attributable to Sincerity Applied Materials Holdings Corp. stockholders	$(11,274)	$(1,329,143)	$(100,434)	$(1,991,811)

Basic and diluted net loss per common share	$(0.00)	$(2.15)	$(0.03)	$(3.23)

Weighted average number of shares outstanding
Basic and diluted	3,122,287	618,659	3,122,287	616,908

Share-based compensation expense included in operating expenses:
Selling, general and administrative	$-	$5,239	$-	$47,578
Research and development costs	-	(2,500)	-	(942)
	$-	$2,739	$-	$46,636

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SINCERITY APPLIED MATERIALS HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net loss	$(11,274)	$(1,335,460)	$(100,434)	$(2,005,751)
Other comprehensive loss:
Foreign currency translation income (loss)	-	(5,438)	-	26,829
Comprehensive loss	(11,274)	(1,340,898)	(100,434)	(1,978,922)

Net loss attributable to noncontrolling interests	-	(6,317)	-	(13,940)
Foreign currency translation (loss) income attributable to noncontrolling interests	-	1,284	-	(1,566)
Comprehensive loss attributable to noncontrolling interests	-	(5,033)	-	(15,506)
Comprehensive loss attributable to Sincerity Applied Materials Holdings Corp. stockholders	$(11,274)	$(1,335,865)	$(100,434)	$(1,963,416)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SINCERITY APPLIED MATERIALS HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)
	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(100,434)	$(2,005,751)
Adjustments to reconcile net loss to net cash
used in operating activities
Expenses paid by CKR under SPA	96,078	-
Gain on sale of Equidam Holding B.V.	(14,799)	-
Employee and non-employee share based compensation	-	46,636
Depreciation and amortization	-	74,579
Amortization of debt discount	-	93,441
Impairment of intangible asset	-	740,073
Provision for doubtful accounts	-	(29,737)
Loss on liquidation of Symbid Italia	-	2,986
Changes in assets and liabilities
Accounts receivable	-	24,922
Prepaid expenses and other current assets	29,769	(42,418)
Accounts payable	(16,879)	67,004
Accrued expenses and other current liabilities	(19,522)	14,673
Net cash used in operating activities	(25,787)	(1,013,592)

Cash flows from investing activities
Proceeds from sale of Equidam Holding B.V.	$15,902	$-
Net payment from liquidation of Symbid Italia	-	(44,744)
Acquisition of property and equipment	-	(5,784)
Net cash provided by (used in) investing activities	15,902	(50,528)

Cash flows from financing activities
Repayments of notes payable	$-	$(8,441)
Proceeds from convertible notes	-	550,000
Net cash provided by financing activities	-	541,559

Effect of exchange rate changes on cash	208	4,333
Net decrease in cash	(9,677)	(518,228)

Cash and cash equivalents, beginning of period	9,677	553,696
Cash and cash equivalents, end of period	$-	$35,468

Supplemental cash flow disclosures
Interest paid	$-	$2,699

Non-cash investing and financing activities
Change in accrued expenses related to non-employee share based payments	$-	$85,274
Deconsolidation of Symbid Italia assets	-	5,901
Beneficial conversion feature	-	550,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

SINCERITY APPLIED MATERIALS HOLDINGS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1 - BUSINESS, ORGANIZATION AND LIQUIDITY

Interim Consolidated Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conformity with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

Reverse Split
In May 2017, the Company’s sole member of the Board of Directors and the holders of 80% of the outstanding voting stock approved an amendment to the Company’s articles of incorporation to effect a reverse split of the Company’s issued and outstanding common stock at a 60-to-1 ratio, which was effected on June 9, 2017. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the reverse split. No fractional shares were issued as a result of the reverse split which resulted in a upward rounding adjustment of 131 post-split shares. All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Acquisition Agreement
On June 5, 2017, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”), with Sincerity Australia Pty Ltd, an Australia corporation (“SAPL”) and the sole shareholder/member of SAPL (the “SAPL Shareholder”), as a result of which the Company plans to acquire SAPL in a reverse merger transaction under which SAPL will continue its existing business operations. SAPL is an Australia based supplier of high technology plastic based solutions for the packaging industry. See Note 8 for additional information on the Acquisition Agreement.

Business and Organization
Sincerity Applied Materials Holdings Corp. (the “Company”) was incorporated as HapyKidz.com, Inc. in the state of Nevada on July 29, 2011. On September 4, 2013, the Company filed a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State to change the Company’s name from HapyKidz.com, Inc. to Symbid Corp. On June 9, 2017, the Company further amended its Articles of Incorporation to change the Company’s name from Symbid Corp. to Sincerity Applied Materials Holdings Corp.

Symbid Holding B.V. (“Symbid Holding”) was incorporated on October 3, 2013 organized under the laws of the Netherlands.  Symbid Holding was organized to serve as the holding company for all of the Company’s business activities in the Netherlands and in other countries.  As such, on October 3, 2013, the holders of the capital shares of Symbid B.V. exchanged their shares for capital shares of Symbid Holding and, as a result, Symbid B.V. became a wholly owned subsidiary of Symbid Holding. Symbid B.V. was the operating entity for the Company’s business in the Netherlands through November 1, 2016.

1 - BUSINESS, ORGANIZATION AND LIQUIDITY (Continued)

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

The main operating entity of the Company was Symbid B.V. (“Symbid B.V.”), incorporated in Utrecht, The Netherlands on March 29, 2011 under the laws of the Netherlands. The Company was launched in April 2011 and its headquarters was based in Rotterdam, The Netherlands as one of the first equity based crowdfunding forerunners worldwide. Entrepreneurs used Symbid to obtain business growth funding from the crowd in exchange for a part of the equity of their company. Investors could participate for as little as $21, and become shareholders of start-up companies or growing businesses in need of capital.

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

On June 8, 2017 we dissolved our direct, wholly owned subsidiary, Symbid Holding B.V. and our indirect wholly owned subsidiaries, Symbid B.V. and FAC B.V. At the time of dissolution, none of these entities had any material assets or operations and none of these entities were generating revenues. Following such dissolutions, we have no subsidiaries. We are presently a “shell company” as defined in Rule 144(i)(1) and Rule 405 under the Securities Act of 1933, as amended.

Refer to the restructuring and liquidity sections below for more information on the change in business model that took place during the second half of 2016.

As of December 31, 2016, the Company had a 7.57% ownership interest in Kredietpaspoort Coöperatie U.A. (“Kredietpaspoort”), a Cooperative located in the Netherlands, through its wholly owned subsidiary Symbid B.V. The Kredietpaspoort is a cloud- based platform that was developed to provide credit evaluation and financing options to SME companies in the Netherlands. As of June 30, 2017, the shares in Kredietpaspoort were cancelled and the Company’s interest has been reduced to zero (See Note 4).

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

The Company has suffered recurring losses since inception and has an accumulated deficit of $8.6 million as of June 30, 2017. The Company currently has limited liquidity and had no revenues during the three and six months ended June 30, 2017. For the three months ended June 30, 2017 and 2016, net losses were approximately $11,000 and $1.3 million, respectively. For the six months ended June 30, 2017 and 2016, net losses were approximately $100,000 and $2 million, respectively. At June 30, 2017 and December 31, 2016, the Company had a working capital deficits of approximately $15,000 and $11,000, respectively. As of June 30, 2017, the Company had no cash on hand. The recurring losses raise substantial doubt about the Company’s ability to continue as a going concern.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentrations of Credit Risk

Cash Held in Banks
The Company has cash balances at financial institutions located in the Netherlands. Balances at financial institutions in the Netherlands may, from time to time, exceed insured limits. Currently the insured limit amounts to $114,230.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation
The Company uses the United States dollar (“U.S. dollars” or “USD”) for financial reporting purposes and to maintain its books and records. The Company’s former subsidiaries maintained their books and records in their functional currency, the Euro (“EUR”), the currency of the Netherlands. In connection with the cessation of platform operations in 2016, and in accordance with ASC 830-30, “Foreign Currency Matters – Translation of Financial Statements”, the cumulative foreign currency translation adjustment was released into loss during 2016.

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

As of December 31, 2016, the balance sheet accounts, with the exception of equity, were translated at 1 EUR to $1.0525 USD. The average translation rates applied to the statements of operations for the three months ended June 30, 2017 and 2016 were at 1 EUR to $1.0996 and 1 EUR to $1.1292, respectively. The average translation rates applied to the statements of operations and cash flows for the six months ended June 30, 2017 and 2016 were at 1 EUR to $1.0826 and 1 EUR to $ 1.1161, respectively.

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

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
As compared to the recent accounting pronouncements described in the Company’s 2016 Annual Report on Form 10-K, there are no recently issued accounting pronouncements or changes to accounting pronouncements that are of potential significance to the Company during the three months ended June 30, 2017.

3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2017	2016
Revenues to be invoiced	-	1,370
Wage tax refund	-	3,602
Other prepaid expenses	-	6,996
Insurance premiums	-	13,484
Intercompany balance Symbid Coöperatie UA and Symbid Crowdfunding B.V.	-	7,092
	$-	$32,544

4 - INVESTMENTS IN ASSOCIATED COMPANIES

Symbid Germany
On April 25, 2017, the Company sold its equity interests in its 51% owned indirect subsidiary, Symbid Germany GmbH to another shareholder of Symbid Germany GmbH for EUR 1. No gain or loss was recognized on the sale as the entity was dormant and there was no remaining investment balance.

Kredietpaspoort
During the first quarter of 2017, the shares in Kredietpaspoort were cancelled and the Company’s interest has been reduced to zero. As of December 31, 2016, the holdings in Kredietpaspoort by Symbid B.V., were approximately 7.57%. During 2014, the Kredietpaspoort investment balance was reduced to nil, as the Company suffered losses beyond the initial investment balance. As of June 30, 2017, the initial investment has not been recovered.

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

5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
	2017	2016
Advisory costs	$-	$3,786
Holiday pay allowance/Net salary	-	8,647
Penalty waiver	14,633	14,630
VAT return Q4 2017/2015	-	7,028
Other current liabilities	-	2,986
	$14,633	$37,077
All amounts are payable within one year.

6 – CAPITAL STOCK

Common and Preferred Stock
The Company’s Certificate of Incorporation authorizes the issuance of 300,000,000 shares of capital stock, consisting of 290,000,000 shares of Common Stock and 10,000,000 shares of “blank check” preferred stock, $0.001 par value per share.

Net Loss per Share
Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in the diluted net loss per common share calculation exclude potentially dilutive share equivalents as the effect would be antidilutive. As of June 30, 2017, there are no outstanding convertible securities or shares that would be potentially dilutive on an as- converted basis.

2013 Stock Incentive Plan
Before the Share Exchange on December 6, 2013, our Board of Directors adopted, and our stockholders approved, our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 83,334 shares of our common stock to officers, key employees, consultants and directors (See Note 7).

Securities Purchase Agreement
On December 9, 2016, the Company entered into a Securities Purchase Agreement with CKR Law LLP ("CKR"), pursuant to which 2,497,725 shares of restricted common stock at a purchase price of $0.001 per share were issued to CKR for services and (i) the cancellation of an aggregate of $86,456 due from the Company to CKR for services and expense reimbursements; (ii) funding of $43,614 of which $37,614 was used during the year ended December 31, 2016 to pay the Company’s creditors directly from CKR which enabled the Company to file its September 30, 2016 quarterly report; and (iii) the commitment of CKR to fund, to the extent future net revenues of the Company prove insufficient, additional operating expenses of the Company necessary to ensure its continuing operation and existence until such time that the Company completes an acquisition, business continuation, or similar transaction with an operating entity in a transaction that results in a change of control (See Note 8). The shares issued represent 80% of the outstanding shares of the Company.

For the three months ended June 30, 2017 and 2016, the Company recorded $14,788 and $0 in payments made on behalf of the Company to equity, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded $96,078 and $0 in payments made on behalf of the Company to equity, respectively. Payments that CKR makes in the future to maintain the Company’s operations will be recorded to additional paid in capital in the period that the Company’s debts are settled by CKR.

7 - SHARE BASED COMPENSATION PLANS

2013 Stock Incentive Plan
Under the 2013 Plan, 83,334 shares of the Company’s common stock were reserved for issuance to officers, employees, directors, consultants and advisors to the Company. The stock plan provides for grants of options, stock appreciation rights, performance share awards, restricted stock and restricted stock unit awards (“the Awards”). Up to 27,778 shares could be granted during the first 12 months following the Share Exchange and the remaining 55,556 shares could be granted during the first 24 months following the Share Exchange. As of June 30, 2017, there are 62,074 shares available for issuance under the 2013 Plan. The vesting period for the Awards under the 2013 Plan is determined by the Board at the date of grant and is generally one year.

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

For the three and six months ended June 30, 2017 and 2016, no equity awards were granted under the 2013 Plan. During the three and six months ended June 30, 2017, there were no forfeitures of restricted stock. During the three and six months ended June 30, 2016, 1,355 and 2,709 RSUs vested, respectively. During both the three and six month periods ended June 30, 2016, there were 3,380 forfeitures of restricted stock.

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

As of June 30, 2017, all of the awards of restricted stock issued to employees under the 2013 Plan, have vested. There is no unrecognized compensation expense for unvested employee RSUs at June 30, 2017.

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

For the three and six months ended June 30, 2017 and 2016, no equity awards were granted or forfeited under the 2013 Plan. During the three and six months ended June 30, 2016 142 and 283 RSUs were released. Under the 2013 Plan, for the three and six months ended June 30, 2016, the Company recognized share based compensation expense for non-employees of $1,500 and $4,000, all of which was recorded in selling general and administrative expenses.

As of June 30, 2017, all of the awards of restricted stock issued to non-employees under the 2013 Plan have vested. There was no unrecognized compensation expense for unvested non-employee RSUs at June 30, 2017.

8 – ACQUISITION AGREEMENT

On June 5, 2017, the Company entered into the Acquisition Agreement with SAPL and the sole shareholder/member of SAPL. Under the Acquisition Agreement, upon closing, the Company will acquire all of the outstanding capital stock of SAPL consisting of 10,000 Ordinary Shares from the SAPL Shareholder in exchange for 45,211,047 post-split shares of the Company’s common stock (the “Acquisition Shares”), par value $0.001 per share. The Acquisition Agreement contemplates that the issuance of the Acquisition Shares to the SAPL Shareholder in connection with the acquisition will be exempt from the registration requirements of the Securities Act of 1933. as amended. After the acquisition SAPL will be a wholly owned subsidiary of the Company. SAPL has no outstanding securities other than the Ordinary Shares. As a condition of the Acquisition Agreement on June 9, 2017 we effected a 60:1 reverse split of our Common Stock and changed our name to Sincerity Applied Materials Holdings Corp.

For financial reporting purposes, the acquisition will be treated as a recapitalization and reverse acquisition for the Company. SAPL will be considered the acquirer for accounting purposes, and our historical financial statements before the acquisition would be replaced with the historical financial statements of SAPL before the acquisition in future filings with the SEC. The acquisition is intended to be treated as a tax-free reorganization under Section 351(a) of the Internal Revenue Code of 1986, as amended.

Consummation of the acquisition is subject to customary conditions, including, among others, the absence of any material adverse changes with respect to SAPL’s business and the Company’s business. There can be no assurance that the conditions will be satisfied that the acquisition will be completed. If the acquisition is not completed, we will continue our existing business. The Acquisition Agreement contains an automatic termination clause where if the closing does not take place by July 7, 2017; the Company or SAPL has the right to terminate the Acquisition Agreement under certain specified circumstances. The Acquisition Agreement was subsequently amended to extend the automatic termination date to August 15, 2017 (see Note 9).

Simultaneous with the closing of the acquisition the Company will complete a private placement offering of a minimum of $250,000 and a maximum of $500,000 for units consisting of senior secured convertible notes and warrants at a purchase price of $10,000 per unit.

9 - SUBSEQUENT EVENTS

On July 7, 2017, the Company entered into Amendment No. 1 to the June 5, 2017 Acquisition Agreement, with Sincerity Australia Pty Ltd. The Amendment revises (i) the number of shares of our common stock to be issued in the acquisition from 45,210,076 to 45,211,047; (ii) the approximate number of shares of our common stock to be issued and outstanding immediately prior to the effective time of the Acquisition from 3,122,259 to 3,122,287; and (iii) the automatic termination date under the Acquisition Agreement for failure to close by such automatic termination date from July 7, 2017 to July 21, 2017. All of the other terms of the Acquisition Agreement remain in full force and effect.

On July 21, 2017, the Company entered into Amendment No. 2 to the June 5, 2017 Acquisition Agreement under which the automatic termination date for failure to close was extended from July 21, 2017 to August 15, 2017. All of the other terms of the Acquisition Agreement remain in full force and effect.

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

Company Background

We were founded in The Netherlands in April 2011 as the provider of one of the first crowdfunding platforms. Our business subsequently evolved in 2015 into a fully integrated, data driven, user friendly online funding network consisting of several products and services known as The Funding Network™. The Funding Network™ is intended to give small and medium sized entities (“SMEs”) direct access to all forms of finance, while offering investors full transparency on the potential risks and return of their portfolios. In 2016, due to substantial cash flow problems that raised doubt about our ability to continue as a going concern, we instituted cost reduction measures and entered into settlement agreements with our creditors and note holders as part of a corporate restructuring which was completed during the fourth quarter of 2016. Because of the restructuring, we curtailed certain operations and changed our business focus from the operation of online funding platforms and the provision of software solutions for SMEs in the alternative financing market to the licensing of software packages that we own and license. During the second quarter of 2017, we discontinued all operations, dissolved all of our remaining subsidiaries and became a shell company (as defined in Rule 12b-2 of the Exchange Act).

Results of Operations

The following tables set forth our condensed statements of income data:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Crowdfunding	$-	$43,549	-	$129,642
The Funding Network	-	2,249	-	14,299
Other	-	12,158	-	3,309
Total revenues	-	57,956	-	147,250
Operating expenses
Selling, general and administrative	4,400	401,227	14,876	916,137
Professional fees	6,760	130,554	93,334	267,589
Research and development costs	-	9,540	-	26,658
Depreciation and amortization	-	37,760	-	74,579
Bad debt expense (recoveries)	-	(10,145)	-	(29,237)
Impairment expense	-	740,073	-	740,073
Total operating expenses	11,160	1,309,009	108,210	1,995,299

Operating loss	(11,160)	(1,251,053)	(108,210)	(1,848,049)

Other income (expense)
Interest expense and amortization of debt discount	-	(81,905)	-	(155,171)
Gain on sale of Equidam Holding B.V.	-	-	14,799	-
Other income	-	484	-	455
Other expense	(114)	(2,986)	(7,023)	(2,986)
Total other income (expense)	(114)	(84,407)	7,776	(157,702)

Net loss	(11,274)	(1,335,460)	100,434	(2,005,751)

Net loss attributable to noncontrolling interests	-	(6,317)	-	(13,940)

Net loss attributable to Sincerity Applied Materials Holdings Corp. stockholders	$(11,274)	$(1,329,143)	$(100,434)	$(1,991,811)

Basic and diluted net loss per common share	$(0.00)	$(2.15)	$(0.03)	$(3.23)

Weighted average number of shares outstanding
Basic and diluted	3,122,287	618,659	3,122,287	616,908

Crowdfunding Revenues

Crowdfunding Revenues were nil for the three and six month periods ended June 30, 2017 as compared to approximately $44,000 and $130,000 for the three and six month periods ended June 30, 2016. Revenues decreased for the three and six month periods ended June 30, 2017 by approximately $44,000 and $130,000 compared to the prior year periods, respectively. The decrease compared to prior year periods is primarily attributable to our corporate restructuring and the cessation of operations during the second quarter of 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the three and six month periods ended June 30, 2017 by approximately $397,000 and $901,000 to $4,000 and $15,000 compared to $401,000 and $916,000 for the prior year periods. The decrease is primarily attributable to our corporate restructuring and decreased business activities.

Professional Fees

Professional fees decreased for the three and six month periods ended June 30, 2017 by approximately $124,000 and $174,000 compared to $131,000 and $268,000 for the prior year period. The decrease is primarily attributable to less audit, legal and advisory costs during the period due to the deconsolidation of Symbid Coöperatie UA.

We anticipate professional fees will remain a substantial percentage of the operating costs in 2017. We anticipate incurring these costs in relation to the Company’s continued listing on OTC Markets.

Research and Development

Research and development costs decreased for the three and six month periods ended June 30, 2017 by approximately $10,000 and $27,000 to $0 and $0 compared to approximately $10,000 and $27,000 for the prior year periods, due to no research development activity taking place during the reporting period.

Impairment Expense

During the three and six month period ended June 30, 2016 an impairment of the intangible asset for the monitoring technology resulted in an additional one-time impairment expense of $740,000. The intangible asset has been impaired to a nihil residual value, due to the strategic decisions impacting significantly the cash flow generating ability of the asset going forward.

Other Income (Expense)

During the three month period ended June 30, 2017 total other expense decreased by $84,000 from $84,000 during the three month period ended June 30, 2016 to nil. During the six month period ended June 30, 2017 total other expense decreased by $165,000 from $158,000 during the six month period ended June 30, 2016 to an income of $8,000. This was primarily attributable to the gain on sale of Equidam Holding equity interest of approximately $15,000.

Loss from Operations Before Noncontrolling Interests

We incurred net losses from operations of approximately $11,000 and $100,000 and $1,335,000 and $2,006,000 for the three and six months ended June 30, 2017 and June 30, 2016. The decrease in comparable losses was primarily due to our corporate restructuring and subsequent cessation of operations.

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

Our principal sources of liquidity have been cash generated from sales of our equity securities and cash generated from operations. Pursuant to a December 9, 2016 Securities Purchase Agreement, our principal shareholder, CKR, funded our operating expenses through the completion of the Acquisition in July 2017.

At June 30, 2017, cash was nil, other current assets excluding cash were approximately nil, and we had a working capital deficit of $15,000. At the same time, we had current liabilities of approximately $15,000, which consisted principally of a fine due for the registration rights in 2014. At December 31, 2016, cash was approximately $10,000 and we had other current assets excluding cash of approximately $33,000. At the same time, we had current liabilities of approximately $54,000 which consisted principally of accounts payable of approximately $17,000 and accrued expenses of approximately $37,000. Our working capital deficit at December 31, 2016 was approximately $10,000. The decrease in our liquidity position at June 30, 2017 compared to December 31, 2016 is primarily attributable to the payment of accounts payable and liquidation of the subsidiaries.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $26,000 for the six months ended June 30, 2017, as compared to net cash used of approximately $1,014,000 for the six months ended June 30, 2016. The decrease in net cash used in operations was primarily due to our corporate restructuring and subsequent cessation of operations.

Net Cash Used in Investing Activities

During the six months ended June 30, 2016, we used approximately $51,000 of cash in investing activities, while during the six months ended June 30, 2017 an amount of $16,000 was provided in cash from investing activities. The cash provided by investing activities in the six months ended June 30, 2017 was primarily from the sale of the Equidam Holding B.V. equity interest.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2017 and 2016, cash flows from financing activities totaled $0 and $542,000, respectively.

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

Going Concern

Our financial statements as of June 30, 2017 have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses since inception resulting in an accumulated deficit of approximately $8.6 million as of June 30, 2017 and further losses were anticipated in the development of our business at June 30, 2017 raising substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, from a funding commitment from our principal shareholder and/or from private placements of common stock or debt securities. Our financials do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts, or amounts and classifications of liabilities that might result from this uncertainty.

Management plans to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern through looking into possible acquisitions or other business combinations with other operating entities in similar or unrelated fields.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our December 31, 2016 financial statements included in our Annual Report on Form 10-K filed with the SEC on June 30, 2017. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2017 our disclosure controls and procedures were not effective due to material weaknesses resulting from our internal controls  and procedures including (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of an audit committee financial expert (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K) on our board of directors; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We issued no equity securities during the quarter ended June 30, 2017.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

On April 25, 2017, we sold our equity interests in our 51% owned indirect subsidiary, Symbid Germany GmbH, to another shareholder of Symbid Germany GmbH for EUR 1. Symbid Germany never had operations or assets.

On May 1, 2017, our Board of Directors and stockholders holding 2,497,754 shares of Common Stock, representing 80% of the outstanding voting stock, consented in writing to a reverse stock split of the Company’s common stock, $0.001 par value per share, at a ratio of not less than 1:40 and not more than 1:80, with authorization to our Board of Directors to determine the exact split ratio within this range, at its discretion and a name change from Symbid Corp. to Sincerity Applied Materials Holdings Corp. On June 9, 2017, we filed a Certificate of Amendment to our Articles of Incorporation (the “Charter Amendment”) with the Nevada Secretary of State, and effected a name change from Symbid Corp. to Sincerity Applied Materials Holdings Corp. (the “Name Change”) and a 1-for-60 reverse stock split (the “Reverse Stock Split”) of our common stock, $0.001 par value per share. In connection with the Name Change, we submitted to the Financial Industry Regulatory Authority, Inc. (“FINRA”) a voluntary request for the change of our trading symbol to “SINC.” The Name Change and the Reverse Stock Split took effect on the over-the-counter market at the open of business on June 14, 2017, at which time our common stock began trading on a post stock split basis under the symbol “SBIDD”.  The new trading symbol “SINC” took effect on July 13, 2017.

On June 5, 2017, we entered into an Acquisition Agreement (the “Acquisition Agreement”), with Sincerity Australia Pty Ltd, an Australia corporation (“SAPL”) and the sole shareholder/member of SAPL (the “SAPL Shareholder”), as a result of which we will acquire SAPL and will continue its existing business operations. The Acquisition Agreement was amended on each of July 7, 2017 and July 21, 2017, principally to revise the automatic termination date thereunder for failure to close by such automatic termination date to July 21, 2017 and August 15, 2017, respectively.

SAPL is an Australia based supplier of high technology plastic based solutions for the packaging industry.

The Acquisition Agreement, as amended, provides that, upon the terms and subject to the conditions therein, we will acquire all of the outstanding capital stock of SAPL consisting of 10,000 Ordinary Shares (the “Ordinary Shares”) from the SAPL Shareholder in exchange for 45,211,047 shares (the “Acquisition Shares”) of our common stock, par value $0.001 per share (the “Common Stock”) making SAPL a wholly owned subsidiary of ours (the “Acquisition”). SAPL has no outstanding securities other than the Ordinary Shares.

The Acquisition Agreement contemplates that the issuance of the Acquisition Shares to the SAPL Shareholder in connection with the Acquisition will be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, which exempts transactions by an issuer not involving any public offering, and Regulation D under that section, and that these securities, when issued, may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements, and will be subject to further contractual restrictions on transfer as described in the Acquisition Agreement.

The Acquisition Agreement provides that at the Effective Time, our current director, Korstiaan Zandvliet, will resign as director and that our current officers, Korstiaan Zandvliet and Maarten van der Sanden will resign from all offices they hold, and that our Board of Directors will consist of three members: Zhang Yiwen (Chairman), Nils Ollquist and Zhang Leping, and that Zhang Yiwen will be appointed by our Board of Directors as our Chief Executive Officer, Nils Ollquist as our Chief Financial Officer, and Simon Rees as our Chief Operating Officer.

The Acquisition will be treated as a recapitalization and reverse acquisition for our company for financial reporting purposes. SAPL would be considered the acquirer for accounting purposes, and our historical financial statements before the Acquisition would be replaced with the historical financial statements of SAPL before the Acquisition in future filings with the SEC. The Acquisition is intended to be treated as a tax-free reorganization under Section 351(a) of the Internal Revenue Code of 1986, as amended.

The Acquisition, the Acquisition Agreement and the transactions contemplated thereby have been unanimously approved by the boards of directors of each of the Company and SAPL by written consent in lieu of a meeting.

The SAPL Shareholder must approve the Acquisition as a condition to closing. Consummation of the Acquisition is subject to other customary conditions precedent, including, among others, the absence of any material adverse changes with respect to SAPL’s business and the Company’s business, as applicable. There can be no assurance that any of such conditions will be satisfied and therefore that the Acquisition will be completed. If the Acquisition is not completed, we will continue our existing business.

The Acquisition Agreement will automatically be terminated if the closing of the Acquisition shall not have occurred by August 15, 2017; and it may be terminated by the Company or SAPL under certain specified circumstances.

All descriptions of the Acquisition Agreement herein are qualified in their entirety by reference to the text thereof filed as Exhibit 2.1 to our Current Report on Form 8K dated June 5, 2017, which is incorporated herein by reference. The Acquisition Agreement governs the contractual rights between the parties in relation to the Acquisition and related transactions and contains customary representations and warranties and pre- and post-closing covenants of each party. The Acquisition Agreement is not intended to be, and should not be relied upon as, making disclosures regarding any facts and circumstances relating to the Company or SAPL. The representations and warranties contained in the Acquisition Agreement have been negotiated with the principal purpose of establishing the circumstances under which a party may have the right not to consummate the Acquisition if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and of allocating risk between the parties, rather than establishing matters as facts. These representations, warranties and covenants were made as of specific dates and only for purposes of the Acquisition Agreement, not for the benefit of any investors, and are subject to important exceptions and limitations, including a contractual standard of materiality different from that generally relevant to investors, and are qualified by information in confidential disclosure schedules that the parties exchanged in connection with the execution of the Acquisition Agreement. The parties reserve the right to, but are not obligated to amend or revise the Acquisition Agreement. Accordingly, investors should not rely on representations and warranties as characterizations of the actual state of facts, or for any other purpose, at the time they were made or otherwise.

On June 8, 2017 we dissolved our direct, wholly owned subsidiary, Symbid Holding B.V. and our indirect wholly owned subsidiaries, Symbid B.V. and FAC B.V. At the time of dissolution, none of these entities had any material assets or operations and none of these entities were generating revenues. Following such dissolutions, we had no subsidiaries.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

August 21, 2017	By:	/s/ Korstiaan Zandvliet
Korstiaan Zandvliet, Chief Executive Officer

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

August 21, 2017	By:	/s/ Maarten van der Sanden
Maarten van der Sanden, Chief Financial Officer