Form 10-Q
period 2017-09-30
Sincerity Applied Materials Holdings Corp.
filed 2017-11-20
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-177500

SINCERITY APPLIED MATERIALS HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	45-2859440
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Level 4, 10 Yarra Street
South Yarra (Australia) VIC 3141
(Address of principal executive offices)

+ 61-3-98230361
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

There were 48,333,334 shares of the issuer’s common stock outstanding as of November 17, 2017.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.
FINANCIAL STATEMENTS

SINCERITY APPLIED MATERIALS HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)
(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS

Current Assets
Cash	$35,875	$32,979
Accounts receivable	1,243,216	61,593
Inventories	42,705	-
Prepaid expenses
Total current assets	1,321,796	94,572

Property and equipment	53,669	77,483
Intangible assets, net	69,175	5,547
Due from stockholder	477,422	-
Total assets	$1,922,064	$177,602
LIABILITIES AND STOCKHOLDERS’ (DEFICIANCY) EQUITY
Current liabilities
Line of credit	$117,546	108,151
Accounts payable	958,167	46,589
Accrued expenses	48,558	71,486
Current maturities of notes payable
Deferred tax liabilities	26,324	-
Income tax liabilities	14,529	13,060
Long-term debt – current position	28,343	6,183
Related party loan	-	93,671

Total current liabilities	1,193,467	339,140

Notes payable, less current maturities	672,476	76,402
Long term debt – net of current position
Total Liabilities	$1,865,943	$415,542
Stockholders’ (Deficiency) Equity
Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 48,333,334 and 3,122,287, respectively	$48,333	$3,122
Additional paid-in capital	8,567,576	8,471,499

Accumulated deficit	(8,286,913)	(8,484,897)
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting	(272,870)	(227,464)
Total stockholders’ (deficiency) equity	56,126	(237,740)
Total liabilities and stockholders’ (deficiency) equity	$1,922,064	$177,602

Unaudited. The accompanying notes are an integral part of these financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(EXPRESSED IN US DOLLARS) FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Revenue

Sales	$1,141,026	$284,706	$1,996,918	$856,451

Cost of sales	(1,009,563)	(253,389)	(1,475,851)	(762,241)

Gross profit	131,463	31,317	521,064	94,210

Operating expenses

Selling, general and administrative	19,843	7,801	41,544	21,491
Professional fees	7,325	83	171,375	10,091
Research and development costs	-	-	-	-
Depreciation and amortization	5,934	1,844	37,790	29,101
Bad debt expenses (recoveries)	-	-	11,381	66,021
Impairment	-	-	-	245
Total operating expenses	33,102	9,728	262,090	126,949

Operating income (loss)	98,361	21,589	258,974	(32,739)

Other income (expenses)

Interest expense and amortization … of debt discount	(5,832)	(1,444)	(23,818)	(41,633)
Other income	5,370	-	28,498	21,008
Other expense	-	-	-	(1,528)
Total other income (expenses)	(462)	(1,444)	4,680	(22,153)

Net income (loss)	97,899	20,145	263,654	(54,892)

Current	-	-	(14,276)	-
Deferred	-	-	(29,018)	-
Total provision for (reduction of) income taxes	-	-	(43,294)	-

Net income (loss) after tax	$97,899	$20,145	$220,360	$(54,892)

Net income (loss) attributable to
foreign currency translation income (loss)	(2,936)	(6,591)	(22,376)	(20,276)
Comprehensive income (loss)	(2,936)	(6,591)	(22,376)	(20,276)
Comprehensive loss attributable to Sincerity Applied Materials Corp stockholders	94,963	13,554	197,984	(75,168)

Unaudited. The accompanying notes are an integral part of these financial statements.

SINCERITY APPLIED MATERIAL HOLDINGS CORP
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2017

Cash flow from operating activities	Nine months ended September 30

	2017	2016

Cash flow from operating activities net loss	$220,360	$(54,892)

Adjustment to reconcile net loss to net cash used in operating activities
Depreciation and amortization	37,790	29,101
Gain/(loss) on disposition of equipment	(13,976)	-
Bad debt expenses	-	66,021
Increase of deferred income tax	26,324	-
Inventory adjustments	(42,705)	-

Impairment of intangible asset	5,814	217

(Increase) Decrease in:
Accounts receivables	(1,181,142)	(17,630)

(Increase) Decrease in:
Accounts payable	911,578	(129,809)
Accrued expenses and other current liabilities	(22,932)	(10,913)
Taxation	1,469	(11,402)
Prepaid expenses and other current assets	-	-

Net cash used in operating activities	$(57,420)	$(129,307)

Cash flows from financing activities
Proceeds from line of credit	$9,395	$-
Payment of borrowing expenses	(69,442)	-
Repayment of long term debt	-	(7,212)
Proceeds from long term debt	622,417	-
Proceeds from convertible notes/offerings	150,000	-
Payment of balance due to stockholder	(629,677)	100,844

Net cash provided by (used in) financing activities	82,693	93,632

Cash flows from investing activities	-	-

Net cash provided by (used in) investing activities	-	-

Effect of exchange rate changes on cash	(22,376)	26,533

Net income/ (decrease) in cash	2,897	(9,142)

Cash and cash equivalents, beginning of period	32,979	12,347

Cash and cash equivalents, end of period	$35,876	$(3,205)

Unaudited. The accompanying notes are an integral part of these financial statements.

SINCERITY APPLIED MATERIAL HOLDINGS CORP
NOTES TO FINANCIAL STATEMENTS AT
SEPTEMBER 30, 2017

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying financial statements include the accounts of Sincerity Applied Material Holdings Corp which is a company domiciled in Australia. These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) and Regulation S-X published by the US Securities and Exchange Commission (the “SEC”). Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the prior period net income, accumulated deficit, net assets, or total shareholders' deficit. The Company has evaluated events or transactions through the date of issuance of this report in conjunction with the preparation of these consolidated financial statements. All amounts presented are in US dollars, unless otherwise noted.

The financial statements, except for cash flow information, have been prepared on an accruals basis and are based on historical costs, modified, where applicable, by the measurement at fair value of selected non-current assets, financial assets and financial liabilities. The amounts presented in the financial statements have been rounded to the nearest dollar.

Going Concern Basis

The financial statements have been prepared on the going concern basis, which assumes continuity of normal business activities and the realization of assets and the settlement of liabilities in the ordinary course of business.

At September 30, 2017 The Company had a current asset surplus of $128,332 and net asset surplus of $56,121 (December 31, 2016 current asset deficiency of $244,568 and net asset deficiency of ($237,940). The Company reported an after-tax income of $220,360 for the nine months ended September 30, 2017 (Nine months ended September 30, 2016 losses: $54,892).

The Company has prepared the financial statements on a going concern basis that contemplates the continuity of normal business activity, realization of assets and settlement of liabilities at the amounts recorded in the financial statements in the ordinary course of business.

Nature of Operations:

Sincerity Applied Material Holdings Corp (the "Company'') is a specialized provider of technologically advanced packing materials for the automotive, packaging, building & construction, and engineering industries, with headquarters located near Melbourne, Australia. The Company's primary customer is an unrelated entity with global operations that accounts for approximately 80% - 90% of The Company's revenue, and The Company's primary suppliers are in China and Malaysia.

Unaudited. The accompanying notes are an integral part of these financial statements.

Foreign Currency Translation & Transactions:

The functional currency of The Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder's deficiency which are translated based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the nine months ended September 30, 2017. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a loss of $326 for the nine months ended September 30, 2017; such translation adjustments are not subject to income taxes. Foreign currency transaction losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $22,050 for the nine months ended September 30, 2017, and are included in the accompanying statement of income for the period.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, cash consists of bank checking accounts and cash equivalents may include term deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. At the balance sheet date, The Company has no cash equivalents.

Accounts Receivable:

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a regular basis and establishes an allowance for doubtful accounts, when deemed necessary, based on a history of past write offs and collections and current credit conditions. A receivable is considered past-due based either on contractual terms or payment history. Accounts are written off as uncollectible after collection efforts have failed. In addition, The Company does not generally charge interest on past-due accounts or require collateral. It is at least reasonably possible that changes may occur in the near term that would affect management’s estimate of the allowance for doubtful accounts. At September 30, 2017, management determined that no allowance for doubtful accounts was required

Unaudited. The accompanying notes are an integral part of these financial statements.

SINCERITY APPLIED MATERIAL HOLDINGS CORP
NOTES TO FINANCIAL STATEMENTS AT
SEPTEMBER 30, 2017

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

The Company recognizes revenue when the goods are delivered at the port of shipment by the supplier, the price is fixed or determinable, and collectability is reasonably assured.

Inventory:

Inventory is carried at the lower of cost or net realizable value (“NRV’’). Cost is based on the first-in, first-out (“FIFO”) cost method and includes expenditures incurred in acquiring the inventory and bringing it to its existing condition and location. NRV is based on the selling price. It is at least reasonably possible that the estimate of the net realizable value of the inventory may change materially within the near term.

Fixed Assets and Depreciation:

Fixed assets are stated at cost. Additions, renewals, and betterments that significantly extend the life of the asset are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in income for the period.

Impairment of Long-Lived Assets:

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. H impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During the nine months ended September 30, 2017, no impairment losses were recognized for long-lived assets.

Debt Issuance Costs:

Borrowing costs (debt issue costs or deferred financing costs) are subject to amortization over the maturity period of the related debt or five years, whichever is shorter, using the straight-line method, which does not differ materially from the effective interest method. The Company presents such costs as a reduction of the carrying amount of the debt rather than as an asset, except for deferred financing costs related to a credit line which are presented as an asset. Amortization of debt issuance costs and deferred financing costs are classified as interest expense.

Unaudited. The accompanying notes are an integral part of these financial statements.

SINCERITY APPLIED MATERIAL HOLDINGS CORP
NOTES TO FINANCIAL STATEMENTS AT
SEPTEMBER 30, 2017

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Tax:

The Company is subject to the Australian small business company income tax collected by the Australian Tax Office (“ATO”). This income tax is provided for the tax effects of transactions reported in the financial statements and consists of the tax currently due (including any amended returns intended to be filed by management), plus deferred tax, if any, related to the recognition of the benefit of net operating losses (NOL’s) carried forward, and arising from deductible temporary differences between tax and U.S. GAAP for accumulated depreciation. At September 30, 2017, the deferred tax liabilities recognized of $26,324 arose as deferred income taxes for the interim period

Goods and Services Tax (“GST’’):

Transactions, including revenue, are recognized by The Company net of GST, except when the amount of GST is not recoverable from the Australian Taxation Office (ATO). Receivables and payables are stated inclusive of the amount of GST receivable or payable. The net amount of GST recoverable from, or payable to, the ATO is included as a receivable or payable in the balance sheet.

Shipping and Handling Costs:

No Freight costs included in cost of sales. All freight costs relating to the period are fully reimbursed by the client and these items are recognized in the period which the reimbursements received, and payments remitted.

Advertising:

There were no advertising costs for the period.

Travel Costs

Travel expenses included under Selling, general and administrative and accumulates to $15,219. The expenses predominantly consisted of travel to China and Hong Kong by company associates.

U.S. GAAP Recently Issued Accounting Standard Updates Not Presently Effective:

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’’) 2014-09, Revenue from Contracts whh Customers. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard also includes expanded disclosure requirements that result in an entity providing users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. This standard will be effective for fiscal year ending June 30, 2020. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

Reverse Acquisition Accounting
In accordance with “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Acquisition will be replaced with the historical financial statements of SAPL, prior to the Acquisition, in all future filings with the SEC. Consequently, retroactive adjustments have been made to the equity balances of SAPL to reflect the equity balances of the legal parent company Sincerity Applied Materials Holdings Corp as required under ASC 805 and the application of reverse acquisition accounting.

Unaudited. The accompanying notes are an integral part of these financial statements.

SINCERITY APPLIED MATERIAL HOLDINGS CORP
NOTES TO FINANCIAL STATEMENTS AT
SEPTEMBER 30, 2017

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses. The standard requires a financial asset (including trade receivables) measured at amortized cost basis to be presented at the net amount expected to be collected. Thus, the income statement will reflect the measurement of credit losses for newly-recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard will be effective for fiscal year ending June 30, 2022. The Company is currently in the process of evaluating the impact of adoption of this ASU on the financial statements.

Management does not believe that any other recently issued, but not yet effective, U.S. GAAP accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events:

Management has evaluated subsequent events through November 20, 2017, the date the financial statements were available to be issued. No significant subsequent events were identified by management.

NOTE 2 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash maintained at commercial banks is either insured by the Australian Government Guarantee up to $250,000 (AUD) or the U.S. Federal Deposit Insurance Corporation up to $250,000 (USD) in total at each bank. At September 30, 2017, cash did not exceed insured limits.

At September 30, 2017, credit risk for trade accounts is concentrated as well because 100% of the balances are receivable from one customer. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions, but does not generally require collateral.

NOTE 3 -MAJOR CUSTOMERS

During the nine months ended September 30, 2017, 100% of The Company’s sales were to three customers, of which approximately 85% were to its primary customer.

Unaudited. The accompanying notes are an integral part of these financial statements.

SINCERITY APPLIED MATERIAL HOLDINGS CORP
NOTES TO FINANCIAL STATEMENTS AT
SEPTEMBER 30, 2017

NOTE 4 FIXED ASSETS

At September 30, 2017 and December 31, 2016 fixed assets are comprised of the following:

	September 2017	December 2016	Estimated Useful Lives
Vehicles	115,698	119,559	5 years
Office equipment and furniture and fixtures	20,349	18,723	5 years
	136,047	138,282
Less: accumulated depreciation	82,378	60,799
Total, net of accumulated depreciation	53,669	77,483

Unaudited. The accompanying notes are an integral part of these financial statements.

SINCERITY APPLIED MATERIAL HOLDINGS CORP
NOTES TO FINANCIAL STATEMENTS AT
SEPTEMBER 30, 2017

NOTE 5 -NOTE PAYABLE- LINE OF CREDIT & LOAN GUARANTEE

The Company has a total $950,000 (AUD) bank credit line (approximately $711,000 (USD) at September 30, 2017) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at September 30, 2017) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at September 30, 2017, $117,546 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

NOTE 6 – LONG-TERM DEBT

The Company has a chattel mortgage outstanding at September 30, 2017 secured by a motor vehicle requiring monthly payments approximating $2,700 (and a final payment approximating $37,000) that include interest approximating 8.4%, and maturing on January 28, 2019. The components of the balance due under the chattel mortgage at September 30, 2017 are as follows:

	September 2017	December 2016
Secured loan	$626,376	-
Note payable	74,444	82,585
Less: current portion	(28,343)	(6,183)
Total long-term debt, less current portion	672,477	76,402

Maturities of long-term debt at September 30, 2017 for each of the next five years and in the aggregate, are as follows:

	September 2017	December 2016
Next 12 months	32,400	32,400
2 years	42,043	32,400
3 years	626,376	17,785
	700,819	82,585

NOTE 7-BALANCE DUE BY STOCKHOLDER

The balance due to the stockholder at September 30, 2017 amounts to $477,422, and is subject to an unsecured loan agreement that requires interest at the rate of 7.8% per annum on balances outstanding for at least an entire year, and stipulates repayment within one year from the balance sheet date, subject to the lender’s discretion. The agreement also provides for future advances and payments at the discretion of the parties. No interest has been charged during the interim period in accordance with the terms of the agreement.

Unaudited. The accompanying notes are an integral part of these financial statements.

SINCERITY APPLIED MATERIAL HOLDINGS CORP
NOTES TO FINANCIAL STATEMENTS AT
SEPTEMBER 30, 2017

NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME

The balance of accumulated other comprehensive income at September 30, 2017 relates entirely to the foreign currency translation, as follows:

Other comprehensive loss	(326)

The assets and liabilities of The Company have been translated from its functional currency (AUD) into U.S. dollars (USD) using the current exchange rate. Changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in stockholder's deficiency rather than in income.

NOTE 9 - OTHER RELATED PARTY TRANSACTIONS

Rent - The stockholder provides The Company its office facilities rent free.

NOTE 10 - FOREIGN CURRENCY GAINS AND LOSSES

Foreign currency transaction gains or losses result from exchange rate fluctuations on transactions denominated in a currency other than the AUD functional currency, and are included in the statement of income during the period the fluctuations occur. A foreign currency loss of $22,050 was recognized for the three months ended September 30, 2017.

Unaudited. The accompanying notes are an integral part of these financial statements.

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

Company Overview

On September 19, 2017 we acquired Sincerity Australia Pty Ltd., an Australia corporation (“SAPL”) pursuant to the closing under a June 5, 2017 Acquisition Agreement as amended on July 7, 2017, July 21, 2017, August 15, 2017, August 23, 2017, September 1, 2017 and September 15, 2017 (the “Acquisition Agreement”) among the Company, SAPL and the sole shareholder/member of SAPL (the “SAPL Shareholder”). Pursuant to the Acquisition Agreement and the acquisition completed thereunder (the “Acquisition”) we acquired all of the outstanding capital stock of SAPL consisting of 10,000 Ordinary Shares (the “Ordinary Shares”) from the SAPL Shareholder in exchange for 45,211,047 shares (the “Acquisition Shares”) of our Common Stock making SAPL a wholly owned subsidiary of ours. At the time of the closing under the Acquisition Agreement, SAPL had no outstanding securities other than the Ordinary Shares.

As a result of the Acquisition, we acquired the business of SAPL and have continued the existing business operations of SAPL as a publicly-traded company under the name Sincerity Applied Materials Holdings Corp.

On September 19, 2017, in conjunction with the closing of the Acquisition, we sold 15 units of securities (the “Units”) in a private placement offering (the “Offering”), at a purchase price of $10,000 per Unit (the “Unit Offering Price”), each Unit consisting of (i) one 12% senior secured convertible promissory note (the “Note”) in the face (principal) amount of $10,000 and (ii) one warrant (the “Warrant”) exercisable for a period of five years representing the right to purchase Thirty Three Thousand Three Hundred Thirty Four (33,334) shares of Common Stock.

Through our wholly owned subsidiary, Sincerity Australia Pty Ltd. (“SAPL”), we primarily operate as a distributor and reseller of applied materials, particularly plastics, with an extensive network in China of high quality suppliers for a wide range of both basic and high application polymer products ranging from generic construction materials to high end breathable stretch film and antibacterial sheeting. SAPL is based in Melbourne, Australia and distributes to a number of larger resellers and end users, including Visy Industries (trading as Pratt Group America in the USA), one of the world's largest packaging and recycling groups.

SAPL’s business was commenced in 2009 by James Zhang, our Chairman, President and Chief Executive Officer and the son of the founder of Changzhou Sincerity Plastics and Chemicals Technology Ltd., a well-established plastics and applied materials manufacturer with a 20-year operating history, based in Changzhou, China. SAPL originally commenced operations by supplying basic extruded plastic components (moldings, auto interior components, kitchen splash backs etc.) tothe Australian auto, retail and construction industries. In 2015, SAPL began importing specialty high quality plastic trays and film for use in fresh food packaging and distribution. The first major customer for this business was the Propac Group, leading supplier of plastic packaging materials to Coles, one of Australia's 2 dominant supermarket chains.

Over the past 3 years SAPL has refocused its marketing efforts towards larger resellers and distributors in Australia, allowing SAPL to build strong relationships with key industry players who acquire its products for their own distribution and reseller networks. Research and investment in addressing the key fresh food issue of plastic film "breathability" has created a unique technology platform whereby air circulation in packaged foods can be adjusted according to the type of food. This has the effect of prolonging shelf life, key to building relationship metrics within the food retailing industry. SAPL recently entered into an arrangement to supply Visy Industries, with high technology, breathable plastic film for use in Visy Industries’ packaging supply contract with Woolworths Group, the other dominant player in Australia's supermarket industry.

Presently over 90% of SAPL’s revenue is derived from sales within the Australian market, however, due to the strong international presence of SAPL’s major customers such as Visy, particularly in the US, combined with the technology metrics of SAPL’s product range (breathable stretch film and antibacterial polymer products), it is expected that SAPL’s products will be increasingly utilized in global markets.

SAPL will continue with the process of further vertical integration of its product range. Value adding packaging technology, such as breathable film, and ventilated stretch film, is expected to provide an innovative edge over our competition. Rapid growth in demand from fresh fruit and vegetable packaging is already reflected through increasing sales to Visy Industries and will also allow SAPL to transition these new products to the global market.

Given many existing lines and joint project development initiatives with Visy Industries, SAPL’s short-term goal is providing value adding service within Australian operations of the group, and build expansion to other Visy Industries divisions, such as Visy Logistic and, Visy Recycling. The long-term goal is to seek further opportunities with Visy Industries’ parent Pratt Industries to support Pratt's significant position in the US market.

Results of Operations

The following tables set forth our condensed statements of income data:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Sales	$1,141,026	$284,706	$1,996,918	$856,451
Other	-	-	-	-
	1,141,026	48,583	1,996,918	193,163
Cost of sales
Purchases	(1,009,563)	(253,389)	(1,475,854)	(762,241)
	131,463	31,317	521,064	94,210
Operating expenses
Selling, general and administrative	19,843	7,801	41,544	21,491
Professional fees	7,325	83	171,375	10,091
Research and development	-	-	-	-
Depreciation and amortization	5,934	1,844	37,790	29,101
Bad debts	-	-	11,381	66,021
Impairment	-	-	-	245
	33,102	9,728	262,090	126,949

Other income (expense)
Interest expense and amortization of debt discount	(5,832)	(1,444)	(23,818)	(41,633)
Other income	5,370	-	28,498	21,008
Other expense	-	-	-	(1,528)
	(462)	(1,444)	4,680	(22,153)
Income tax provision
Current	-	-	(14,276)	-
Deferred	-	-	(29,018)	-
	-	-	(43,294)	-
Comprehensive income (loss)	-	-
Foreign currency translation income (loss)	(2,936)	(6,591)	(22,376)	(20,276)

Net (profit/loss)	94,963	(13,554)	(197,984)	(75,168)

Revenues

Revenue for the three and nine months periods ended September 30, 2017 increased by $856,320 and $1,140,467 to $1,141,026 and $1,996,918, respectively. This increase reflects the impact of significantly higher order flow from the Company’s key customer as part of a broader relationship strategy with the customer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2017 increased by approximately $12,039 and $20,054 to $19,841 and $41,545 compared to $7,802 and $21,491 for the prior year periods. The increase is primarily attributable to expenses arising from the acquisition transaction effected in September 2017

Professional Fees

Professional fees for the three and nine month periods ended September 30, 2017 increased by approximately $7,242 and $161,284_ compared to $ 83 and $ 10,091 for the prior year period. The increase is primarily attributable to the impact of legal and accounting fees arising from the aforementioned acquisition.

Research and Development

There was no expense on R&D related activities during the periods under review.

Other Income (Expense)

Other income (expense) was a net $(462) for the three months to September 30, 2017, and $4,680 for the nine month period, compared with $(1,444) and $(22,153) for the prior periods, respectively.

Financial Condition, Liquidity and Capital Resources

We expect to need additional capital to implement and expand our current strategies. There is no assurance that we will be able to raise the amount of capital that we seek for acquisitions or for future growth plans. Even if financing is available, it may not be on terms that are acceptable to us. In addition, we do not have any determined sources for any future funding. If we are unable to raise the necessary capital at the times we require such funding, we may have to materially change our business plan, including delaying implementation of aspects of our business plan or curtailing or abandoning our business plan. We represent a speculative investment and investors may lose all of their investment. In order to be able to achieve our strategic goals, we need to further expand our business and financing activities.

Our principal sources of liquidity have been cash generated from sales of our securities and cash generated from operations.

At September 30, 2017, cash was $35,875, other current assets excluding cash were approximately $1,285,921, accounts receivable were $1,243,216 and we had a working capital surplus of $128,329 At the same time, we had current liabilities of approximately $1,193,467 which consisted principally of accounts payable totaling $958,167. At December 31, 2016, cash was $32,979 and we had other current assets excluding cash of approximately $61,593. At the same time, we had current liabilities of approximately $339,140 which consisted principally of lines of credit totaling $108,151 and accrued expenses of $71,840. Our working capital deficit at December 31, 2016 was approximately $244,568. The improvement in our liquidity position at September 30, 2017 compared to December 31, 2016 is primarily attributable to the impact of the sales and operating metrics of the Sincerity Applied Materials business acquired through the acquisition.

Net Cash Used in Operating Activities

Net cash used in operating activities for the period to September 30, 2017 was ($57,420) compared with the prior year period of ($129,307). This difference reflected significant increases in accounts receivable over the period, combined with offsetting adjustments in accounts payable.

Net Cash Used in Investing Activities

There was no cash used in investing activities during the period.

Net Cash Provided by Financing Activities

Net cash used in financing activities for the period to September 30,2017 was $82,893, compared with $93,362 for the comparable period. This reflects primarily the impact of proceeds of the $150,000 convertible note issued in September 2017 which was offset by capitalized professional and legal expense of $69,442.

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

Critical Accounting Policies and Estimates

None.

Off-Balance Sheet Arrangements

None.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2017 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2017 our disclosure controls and procedures were not effective due to material weaknesses resulting from our internal controls  and procedures including (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of an audit committee financial expert (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K) on our board of directors; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 19, 2017 we issued 45,211,047 shares of our restricted common stock to the sole shareholder of Sincerity Australia Pty Ltd. in connection with our September 19, 2017 acquisition of Sincerity Australia Pty Ltd. On September 19, 2017, in conjunction with the closing of the Acquisition, we sold 15 units of securities (the “Units”) in a private placement offering (the “Offering”), at a purchase price of $10,000 per Unit (the “Unit Offering Price”), each Unit consisting of (i) one 12% senior secured convertible promissory note (the “Note”) in the face (principal) amount of $10,000 and (ii) one warrant (the “Warrant”) exercisable for a period of five years representing the right to purchase Thirty Three Thousand Three Hundred Thirty Four (33,334) shares of Common Stock. All of the foregoing issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.
DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.
OTHER INFORMATION

On November 9, 2017 we issued convertible promissory notes in the aggregate principal amount of $108,000, three-year Class A Warrants exercisable for the purchase of an aggregate of 102,858 shares of our common stock at an initial exercise price of $6.00 per share and three-year Class B Warrants exercisable for the purchase of an aggregate of 800,000 shares of our common stock at an initial exercise price of $7.50 per share in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. Reference is made to the disclosures set forth in Item 1.01 of our Current Report on Form 8-K dated November 9, 2017, which disclosures are incorporated herein by reference.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

November 20, 2017	By:	/s/ Zhang Yiwen
Zhang Yiwen, Chief Executive Officer

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

November 20, 2017	By:	/s/ Nils Ollquist
Nils Ollquist, Chief Financial Officer