Form 10-K
period 2017-12-31
Sincerity Applied Materials Holdings Corp.
filed 2018-04-17
CIK 1532595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

4 Avoca Street South Yarra, Victoria, Australia 3141
(Address of principal executive offices)

+61-4-2100-7277
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of June 30, 2017, there were 3,122,287 shares of the registrant's common stock, par value $0.001 per share, issued and outstanding.  Of these, 733,738 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates on June 30, 2017 was $880,486 based upon a closing price of $1.20 per share on June 30, 2017.

As of April 16, 2018, there were 49,633,334 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		1
PART I		2
ITEM 1.	BUSINESS	2
ITEM 1B.	UNRESOLVED STAFF COMMENTS	24
ITEM 2.	PROPERTIES	24
ITEM 3.	LEGAL PROCEEDINGS	24
ITEM 4.	MINE SAFETY DISCLOSURES	25
PART II		25
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	25
ITEM 6.	SELECTED FINANCIAL DATA	28
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	35
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	35
ITEM 9A.	CONTROLS AND PROCEDURES	35
ITEM 9B.	OTHER INFORMATION	37
PART III		37
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	37
ITEM 11.	EXECUTIVE COMPENSATION	41
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	AND RELATED STOCKHOLDER MATTERS	42
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	43
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	45
PART IV		46
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	46
SIGNATURES		50

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

PART I

ITEM 1.
BUSINESS

Unless the context indicates otherwise, all references in this Annual Report to the “Company,” “we,” “us” and “our” refer to Sincerity Applied Materials Holdings Corp. and its wholly owned subsidiaries, Sincerity Australia Pty Ltd. and Prana Hong Kong Holdings Limited

DESCRIPTION OF OUR BUSINESS

Organizational History

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

On December 6, 2013, we closed a share exchange (the “Share Exchange”) pursuant to which the 19 shareholders of Symbid Holding B.V. sold all of their capital stock in Symbid Holding B.V. to us in exchange for 352,834 shares of our common stock, $0.001 par value per share (the “Common Stock”). As a result of the Share Exchange, Symbid Holding B.V. became a wholly owned subsidiary of ours.

As the result of the Share Exchange, we were engaged in the business of creating and operating online, equity based crowdfunding platforms, through our wholly owned subsidiary, Symbid Holding B.V. Commencing in 2015, we expanded our operations to include an online platform for small and medium sized enterprise funding, connecting new and traditional sources of finance in one integrated network built around our technology.

The Share Exchange was treated as a recapitalization of the Company for financial accounting purposes and Symbid Holding B.V. was considered the acquiror for accounting purposes.

In accordance with “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Share Exchange were replaced with the historical financial statements of Symbid Holding B.V. prior to the Share Exchange in our post Share Exchange filings with the Securities and Exchange Commission (the “SEC”).

Due to cash flow problems, during the fourth quarter of 2016, we were forced to restructure the Company, curtail certain business operations and change our focus from the operation of online funding platforms and the provision of software solutions for alternative financing in the small and medium enterprise market to the licensing of software packages for which we own or license the intellectual property.

On June 8, 2017, we dissolved our direct, wholly owned subsidiary, Symbid Holding B.V. and our indirect wholly owned subsidiaries, Symbid B.V. and FAC B.V. At the time of dissolution, none of these entities had any material assets or operations and none of these entities were generating revenues. Following such dissolutions, we had no subsidiaries.

On June 9, 2017, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name to Sincerity Applied Materials Holdings Corp. (the “Name Change”) and effected a 60:1 reverse stock split (the “Reverse Split”) on our Common Stock. The Name Change and Revenue Stock Split took effect on the over-the-counter market at the open of business on June 14, 2017, at which time our Common Stock began to trade on a post-split basis under the symbol “SBIDD”. Our Common Stock began trading under the Symbol “SINC” on July 13, 2017. The Reverse Split and the Name Change were approved by our board of directors on May 1, 2017 and by stockholders holding 80% of our outstanding voting stock on May 1, 2017 as further described in our Definitive Information Statement on Schedule 14C which we filed with the Securities and Exchange Commission on May 4, 2017 and mailed to our stockholders of record as of the close of business on May 1, 2017.

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

On September 19, 2017, in conjunction with the closing of the Acquisition, we sold 15 units of securities (the “Units”) in a private placement offering (the “September 2017 Offering”), at a purchase price of $10,000 per Unit (the “Unit Offering Price”), each Unit consisting of (i) one 12% senior secured convertible promissory note (the “Note”) in the face (principal) amount of $10,000 and (ii) one warrant (the “Warrant”) exercisable for a period of five years representing the right to purchase Thirty Three Thousand Three Hundred Thirty Four (33,334) shares of Common Stock.

Unless otherwise indicated, references to share amounts in this report give retroactive effect to the 60:1 Reverse Split.

Prior to the Acquisition, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act). As a result of the Acquisition, we ceased to be a “shell company”.

The issuance of shares of our common stock in the Acquisition was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act.

On November 9, 2017 we entered into a Securities Purchase Agreement with two persons, pursuant to which we sold (i) convertible promissory notes dated November 9, 2017 in the aggregate principal amount of $108,000 due on November 9, 2018, (ii) three-year Class A Warrants to purchase up to an aggregate of 102,858 shares of our common stock (subject to adjustment) at an initial exercise price of $6.00 per share (subject to adjustment), and (iii) three-year Class B Warrants to purchase up to an aggregate of 800,000 shares of our common stock (subject to adjustment) at an initial exercise price of $7.50 per share (subject to adjustment).

On December 19, 2017 we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $112,500 due on August 20, 2018.

On January 9, 2018 we entered into a Securities Purchase Agreement dated December 19, 2017 with one person pursuant to which we sold a convertible promissory note in the principal amount of $83,500 due on December 19, 2018.

The terms of the securities sold in our September 19, 2017, November 9, 2017, December 19, 2017 and January 9, 2018 offerings are described in greater detail below under the heading “The September 2017, November 2017, December 2017 and January 2018 Offerings.”

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act of 2002, or Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may take advantage of these provisions through December 31, 2018. If certain events occur prior to December 31, 2018, including if we become a “large accelerated filer,” our annual gross revenues exceed $1 billion or we issue more than $1 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to December 31 2018.

We may choose to take advantage of some but not all of these reduced burdens. We have taken advantage of certain of the reduced disclosure obligations regarding executive compensation in this registration statement and may elect to take advantage of other reduced burdens in future filings. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have elected to take advantage of certain of the scaled disclosure available to smaller reporting companies.

Our Corporate Information

Our corporate headquarters are located at 4 Avoca Street, Melbourne, Victoria, Australia 3141 and our telephone number is +61-4-2100-7277. Our filings with the Securities Exchange Commission, or SEC, are available free of charge through the SEC website.

Overview

We are a supplier of technologically advanced plastics and other solutions for the packaging industry and other industries primarily serving major end users and distributors in Australia, Asia and the Middle East. Our products have applications in the areas of packaging, agriculture, automotive and transportation, paint and coating, construction, personal care and hygiene, electronics, pharmaceutical, energy and natural resources, plastics and rubber and leather. Our principal products are high quality, breathable plastic film and modified atmosphere packaging used in the packaging of perishable foods.

In 2016, we established a relationship with the Visyboard Group (“Visy”), a global manufacturer of a wide range of packaging products including corrugated, plastic film and containers and aluminum. Visy has annual sales in excess of US$ 6 billion and operations in the U.S., Europe, Asia and Australia. Visy is Australia’s largest packaging reseller and manufacturer and has 24 plants and facilities in Australia. Visy has traditionally focused on converted packaging and extruded plastics. With increasing consumer attention on fresh food and durables as well as environmental impact of discarded packaging, Visy is seeking to build its market share in the manufacture and supply of fresh food packaging.

Our platform whereby plastic film production lines utilize micro laser technology to adjust the flow of oxygen and other gases to correspond with the different requirements of fresh produce has a significant impact in extending the shelf life of the product, often by several weeks. Shelf life is becoming a critical issue for exporters, wholesalers and most importantly, retailers

In addition to the plastic film business, we expect to increase our supply of extruded plastic pallets for aluminum cans to Visy which operates the largest aluminum recycling business in Australia. We are also serving Visy’s selling agent in the export of up to 100,000 tons per annum of PET plastics from Australia to China for recycling.

Directors and Officers

Our board of directors currently consists of three members, Zhang Yiwen (Chairman), Zhang Leping and Fan Yang. Zhang Yiwen and Zhang Leping were each appointed upon the closing of the September 19, 2017 Acquisition. Fan Yang was appointed on February 5, 2018. Nils Ollquist resigned as a director on March 23, 2018 due to differences with other members of management on how to grow the Company and move it forward.

Zhang Yiwen serves as our President and Chief Executive Officer, Chris Lim as our Chief Financial Officer, Eter Huang as our Treasurer and Simon Rees as Chief Operating Officer. Zhang Yiwen is our principal executive officer and Chris Lim is our principal financial and accounting officer for SEC reporting purposes. Praba Ganeshan was terminated as our Treasurer on January 1, 2018 and Nils Ollquist was terminated as our Chief Financial Officer and Secretary on March 2, 2018. We terminated Mr. Ganeshan as an executive officer due to our dissatisfaction with his performance. We terminated Mr. Ollquist as an executive officer due to our dissatisfaction with his performance. See “Management-Directors and Executive Officers” below for information about our directors and executive officers.

Lock-up Agreements and Other Restrictions

In connection with the Acquisition, the SAPL Shareholder ( the “Restricted Holder”), entered into a lock-up agreement, (the “Lock-Up Agreements”), whereby it is restricted for a period of twenty-four months after the Acquisition (the “restricted Period”), from certain sales or dispositions (including pledges) of all of our Common Stock held by (or issuable to) it, such restrictions together referred to as the Lock-Up. The foregoing restrictions do not apply to the resale of shares of Common Stock by the Restricted Holder in any registered secondary offering of equity securities by us (and, if such offering is underwritten, with the written consent of the lead or managing underwriter), or to certain other transfers customarily excepted.

In addition, the Restricted Holder agreed, for a period of 12 months following the Closing Date, that it will not, directly or indirectly, effect or agree to effect any short sale (as defined in Rule 200 under Regulation SHO of the Exchange Act), whether or not against the box, establish any “put equivalent position” (as defined in Rule 16a-1(h) under the Exchange Act) with respect to the Common Stock, borrow or pre-borrow any shares of Common Stock, or grant any other right (including, without limitation, any put or call option) with respect to the Common Stock or with respect to any security that includes, relates to or derives any significant part of its value from the Common Stock or otherwise seek to hedge its position in the Common Stock.

The September 2017, November 2017, December 2017 and January 2018 Offerings

September 2017 Offering

In conjunction with the closing of the Acquisition, we held a closing of our September 2017 Offering in which we sold 15 Units, at a purchase price of $10,000 per Unit or an aggregate of $150,000. Each Unit consists of (1) one 12% senior secured convertible promissory note (the “Note”) of the Company in the face (principal) amount of $10,000 and; (ii) one warrant (the “Warrant”) exercisable for a period of five years representing the right to purchase Thirty-Three Thousand Three Hundred Thirty-Four (33,334) shares of Common Stock.

The September 2017 Offering was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC thereunder. The Units in the 2017 Offering were sold to “accredited investors,” as defined in Regulation D, and was conducted on a “reasonable best efforts” basis.

The closing under the September 2017 Offering was conditioned on the closing of the Acquisition.

The Warrants comprising part of the PPO Units sold in the September 2017 Offering entitle their holders to purchase an aggregate of 500,010 shares of Common Stock, (33,334 shares of Common Stock per Unit sold), and have a term of five years. Each Warrant is exercisable upon the earlier of (i) a Qualified Financing (as defined below) or (ii) one year from the effective date of the Warrants both (i) and (ii) above being subject to acceleration in the event a Non-Qualified Financing (as defined below) takes place within one year of the effective date of the Warrants and prior to a Qualified Financing. A Qualified Financing means a financing of not less than $20,000,000 completed by the Company or a subsidiary of the Company after the effective date of the Warrants involving the sale of Common Stock or Common Stock Equivalents (as defined below). A Non-Qualified Financing means a financing of less than $20,000,000 completed by the Company or a subsidiary of the Company after the effective date of the Warrants involving the sale of Common Stock or Common Stock Equivalents.

In the case of a Qualified Financing, the Warrants are exercisable at a price per share equal to 80% of the lesser of (i) the price at which Common Stock is sold in the Qualified Financing, or (ii) the lowest price at which other securities sold in the Qualified Financing may be converted into or exercised for Common Stock (such other securities being hereafter referred to as "Common Stock Equivalents").

Subject to the prior completion of a Non-Qualified Financing at a Post-Acquisition Valuation (as defined below) of less than $15,000,000, if a Qualified Financing is not completed within one year of the Effective Date, the Warrants will be exercisable at a price per share equal to 80% of the value weighted average price per share of Common Stock ("VWAP") of the Company during the ten consecutive trading days ending on the trading day immediately prior to the date on which a notice of exercise is received by the Company from a holder of Warrants. The VWAP based exercise price may not be less than $0.10 per share.

Except in the case of a prior Non-Qualified Financing at a Post-Acquisition Valuation of less than $15,000,000, in the event the Company or a subsidiary of the Company shall issue Common Stock or Common Stock Equivalents within one year of the effective date of the Warrants in a Qualified Financing at a price per share reflecting a Post-Acquisition Valuation (as defined below) of less than $15,000,000, the exercise price and the number of shares to be obtained upon exercise of the Warrants will be adjusted proportionally. "Post-Acquisition Valuation" means the post-Acquisition, pre-financing valuation of the Company obtained by multiplying the 50,000,000 shares of Common Stock assumed to be issued and outstanding immediately following the Acquisition and the Offering by the lowest price at which Common Stock or Common Stock Equivalents are to be sold in a post-Acquisition financing. By way of example, a post-Acquisition financing in which Common Stock or Common Stock Equivalents are sold at $0.30 per share would result in a Post-Acquisition Valuation of $15,000,000, which represents the number obtained when multiplying 50,000,000 by $0.30.

Except in the case of a prior Non-Qualified Financing at a Post-Acquisition Valuation of less than $15,000,000, in the event the Company or subsidiary of the Company does not complete a Qualified Financing within one year of the effective date of the Warrants such that the Warrants becomes exercisable at a price per share equal to 80% of the VWAP of the Common Stock and the Company or a subsidiary of the Company thereafter completes a Qualified Financing or other financing prior to the expiration date of the Warrants at a price per share reflecting a Post-Acquisition Valuation of less than $15,000,000, the VWAP exercise price formula then in effect and the number of shares to be obtained upon exercise of the Warrants shall be adjusted proportionally. In the event the Company or a subsidiary of the Company shall thereafter complete one or more additional Qualified Financings or other financings at a valuation lower than a valuation which previously triggered a VWAP and related share amount adjustment, the number of shares issuable upon exercise of the Warrants and the VWAP % used to determine the exercise price under such Warrants would be further adjusted proportionately, in the same manner as provided above.

Notwithstanding the foregoing, in the event the Company or a subsidiary of the Company shall complete a Non-Qualified Financing at a Post-Acquisition Valuation of less than $15,000,000 within one year of the effective date of a Warrant and prior to a Qualified Financing, the Warrants shall become immediately exercisable at a VWAP based price per share under the same terms and conditions set forth in the paragraph immediately above, including those relating to a proportional reduction to the VWAP % and an increase in the number of shares issuable upon exercise of such Warrants. Any subsequent Non-Qualified Financings or Qualified Financings taking place while the Warrants remain outstanding shall be treated in the same manner as set forth in the last sentence of the paragraph immediately above. Certain issuances of securities defined in the Warrant as Exempt Issuances do not trigger any of the foregoing anti-dilution adjustments.

If the Company, at any time while the Warrants are outstanding and the exercise price has been established, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any offer, sale, grant or any option to purchase or other disposition) any Common Stock or Common Stock Equivalents, at an effective price per share less than the exercise price then in effect (such lower price, the “New Issuance Price” and such issuances collectively, a “Dilutive Issuance” (it being understood and agreed that if the holder of the Common Stock or Common Stock Equivalents so issued shall at any time, whether by operation of purchase price adjustments, reset provisions, floating conversion, exercise or exchange prices or otherwise, or due to warrants, options or rights per share which are issued in connection with such issuance, be entitled to receive shares of Common Stock at an effective price per share that is less than the exercise price, such issuance shall be deemed to have occurred for less than the exercise price on such date of the Dilutive Issuance at such effective price) then simultaneously with consummation of each Dilutive Issuance the exercise price shall be reduced to an amount equal to the New Issuance Price (the “Adjusted Price”); (subject to adjustment for stock splits, reverse splits and similar capital adjustments). Such adjustment shall be made whenever such Common Stock or Common Stock Equivalents are issued. Notwithstanding the foregoing, no adjustment shall be made, paid or issued under this paragraph in the case of an Exempt Issuance.

An aggregate of $150,000 in face (principal) amount of Notes were sold in the September 2017 Offering. Interest at the rate of 12% per annum is payable in shares of Common Stock in the event of conversion or in cash on October 19, 2018 (the "Maturity Date").

In the event a holder of a Note has not converted their Note into Common Stock prior to the Maturity Date and the Company is unable to pay the Note in cash, the term of the Note shall automatically extend for one additional month and shall automatically extend for additional one month periods in the event that the Company remains unable to pay the Note in cash on the Maturity Date, as such may be extended. At least 30 days prior to the Maturity Date, including all extensions thereof, the Company must give the holder written notice of its ability to pay the Note in cash, during which period holder shall retain the right to convert the Note, including accrued interest due thereon, on the terms set forth therein. Failure to provide such notice on a timely basis, or otherwise, results in an automatic extension of the Maturity Date.

From and after the occurrence of an Event of Default (as defined in the Notes), the interest rate will be increased to eighteen percent (18%) per annum until cured.

All outstanding principal and accrued interest then due on the Notes is convertible at the option of each holder, in whole or in part, at any time after the earlier of (i) the completion of a Qualified Financing, subject to the limitations and qualifications set forth below; or (ii) the one-year anniversary of the original issue date, into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the outstanding principal amount of the Notes plus accrued and unpaid interest due thereon by the QF Based Note Conversion Price (as defined below) or the VWAP Based Note Conversion Price (as defined below), as applicable, in effect at the time of conversion.

Except as otherwise provided below, the Note conversion price per share of Common Stock is (i) in the event of the completion of a Qualified Financing prior to the one-year anniversary of the original issue date, 80% of the lowest price at which Common Stock or Common Stock Equivalents are sold in the Qualified Financing (the "QF Based Note Conversion Price"); or (ii) in the event a Qualified Financing is not completed prior to the one-year anniversary of the original issue date, 80% of the VWAP for the Common Stock during the ten consecutive trading days ending on the trading day immediately prior to the date on which a notice of conversion is received by the Company from the holder (the "VWAP Based Note Conversion Price"), subject to a minimum VWAP Based Note Conversion Price of $0.10 per share (the "Note Floor Price"); provided, however, that the QF Based Note Conversion Price, the VWAP Based Note Conversion Price, the Note Floor Price and the rate at which Notes may be converted into shares of Common Stock, is subject to adjustment as provided below.

The obligations of the Company to each holder under the Notes is secured by a first priority security interest in all now owned or hereafter acquired and owned assets of the Company and its subsidiaries, pari passu with the other holders of Notes as set forth in the Security Agreement dated September 19, 2017 (the "Security Agreement") among the Company, each holder and the person appointed by the purchasers of a majority of the Units sold in the September 2017 Offering to serve as the collateral agent thereunder.

While any Notes remain in effect and until all outstanding principal and interest and all fees and all other expenses or amounts payable under any such Notes have been paid in full, unless the holders of Notes representing more than 50% of the aggregate principal amount of the Notes then outstanding otherwise consent in writing, the Company will not (i) incur, create, assume, guaranty or permit to exist any indebtedness that ranks senior in priority to, or pari passu with, the obligations under the Notes (other than trade payables and accrued liabilities incurred in the ordinary course of business consistent with past practices); (ii) create, incur, assume or permit to exist any lien on any Collateral (as such term is defined in the Security Agreement) now owned or hereafter acquired and owned by it or on any income or revenues or rights in respect thereof, except existing liens, subject to customary exceptions; (iii) declare or pay, directly or indirectly, any divided or make any other distribution (by reduction of capital or otherwise), whether in cash, property, securities or a combination thereof, with respect to any shares of its capital stock or directly or indirectly redeem, purchase, retire or otherwise acquire for value any shares of any class of its capital stock or set aside any amount for any such purpose; (iv) pay in cash any amount in respect of any indebtedness or preferred stock that may at the obligor's option be paid in kind or in other securities; or optionally prepay, repurchase or redeem or otherwise defease or segregate funds with respect to any indebtedness of the Company, other than indebtedness under the Notes; or (v) amend, modify or limit any terms of the Notes or the Security Agreement or assert the invalidity of the Notes or the Security Agreement.

Except as otherwise provided below, in the event the Company or a subsidiary of the Company issues or sells Common Stock or Common Stock Equivalents, within one year of the original issue date of the Notes, in a Qualified Financing, at a price per share reflecting a Post Acquisition Valuation of less than $15,000,000, the QF Based Note Conversion Price and the number of Conversion Shares that can be acquired upon conversion of the Notes will be adjusted proportionally.

In the event the Company or a subsidiary of the Company does not complete a Qualified Financing within one year of the original issue date of the Notes such that the Notes become exercisable at a price per share equal to 80% of the VWAP of the Common Stock as set forth above, and the Company or a subsidiary of the Company thereafter, while any Notes remain outstanding, complete a Qualified Financing or other financing reflecting a Post-Acquisition Valuation of less than $15,000,000, the VWAP Based Note Conversion Price then in effect and the number of Conversion Shares to be obtained upon conversion of each outstanding Note will be adjusted proportionally. In the event the Company or a subsidiary of the Company shall thereafter, while any Notes remain outstanding, complete one or more additional Qualified Financings or other financings at a valuation lower than a valuation which previously triggered a VWAP and related share amount adjustment, the number of shares issuable upon conversion of such outstanding Notes and the VWAP % used to determine the VWAP Based Note Conversion Price under such Notes will be further adjusted proportionately, in the same manner as provided above.

Notwithstanding the foregoing, in the event the Company or a subsidiary of the Company completes a Non-Qualified Financing at a Post Acquisition Valuation of less than $15,000,000 within one year of the original issue date of the Notes and prior to a Qualified Financing, each Note will become immediately convertible at a VWAP based price per share under the same terms and conditions set forth in the paragraph immediately above, including those relating to a proportional reduction to the VWAP % and an increase in the number of shares issuable upon conversion of the Notes. Any subsequent Non-Qualified Financings or Qualified Financings taking pace while a Note remains outstanding will be treated in the same manner as set forth in the last sentence of the paragraph immediately above.

November 2017 Offering

On November 9, 2017 we entered into a Securities Purchase Agreement (“SPA”) with Emunah Funding, LLC (“Emunah”) and Fourth Man, LLC (“Fourth Man”), Emunah and Fourth Man hereinafter being collectively referred to as the “Purchasers,” pursuant to which we issued and sold to the Purchasers convertible promissory notes, dated November 9, 2017, in the aggregate principal amount of $108,000 (the “Notes”). The Notes were subject to an 8% original issue discount resulting in an aggregate purchase price to the Purchasers of $100,000. Pursuant to the SPA, we also issued three year warrants (the “Warrants) to the Purchasers, dated November 9, 2017, consisting of Class A Warrants to purchase up to an aggregate of 102,858 shares (subject to adjustment) of our common stock at an initial exercise price of $6.00 per share and Class B Warrants to purchase up to an aggregate of 800,000 shares (subject to adjustment) of our common stock at an initial exercise price of $7.50 per share. The Class A Warrants and Class B Warrants are hereinafter referred to as the “Warrants”. The SPA provides for us to register the shares issuable upon conversion of the Notes and the exercise of the Warrants.

The outstanding principal balance of the Notes, including accrued interest then due thereon, can be prepaid by us, in whole or in part, at any time during the 179-day period following November 9, 2017, upon five business days prior written notice, at a premium of 118%. Commencing on February 9, 2018 and monthly thereafter we are required to pay all accrued interest then due on the Notes together with 15% of the original principal amount of the Notes. The Notes are convertible at any time commencing 170 days after November 9, 2017 at 75% of the lowest trading price for our common stock during the 20 trading days ending on the last trading day prior to the conversion date. We are required to initially reserve 2,000,000 shares of our common stock to cover Note conversions and Warrant exercises. We are also required to cause our transfer agent to issue and transfer shares to the holders of the Notes within five trading days of our receipt of a conversation notice. If we fail to deliver certificates within the required delivery period, the converting holder has the right to rescind such conversion and we will be required to pay liquidated damages to such holders. Such delivery failure may also subject us to the buy-in liability. The conversion price of the Notes is subject to customary adjustments for stock splits and stock dividends, subsequent rights offerings, pro rata shareholder distributions and fundamental transactions. The conversion price is also subject to full ratchet anti-dilution protection triggered by sales of our common stock orcommon stock equivalents, excluding Exempt Issuances, as such term is defined therein, during the term of the Notes, at a price below the conversion price in effect at the time of issuance. The Notes also contain negative covenants which restrict our ability to enter into certain transactions or take certain actions while the Notes are outstanding without the prior written consent of the holders of the Notes. If an Event of Default, Fundamental Transaction or Change of Control Transaction, as such terms are defined in the Notes, occurs, the outstanding principal amount of the Notes, liquidated damages, and other amounts owing in respect thereof through the date of acceleration, becomes, at the holder’s election, immediately due and payable in cash at the Mandatory Default Amount, as such term is defined in the Notes. Commencing on the maturity date of the Notes, if the Notes have not been repaid by such date, or five days after the occurrence of an Event of Default, interest on the Notes accrues at the rate of 24% per annum or the maximum rate permitted under applicable law. The Notes contain customary Events of Default including, but not limited to, (i) the failure to pay principal, interest or liquidated damages when due; (ii) breach of Note covenants or agreements; (iii) breach of representation or warranties made in the Notes or other transaction documents; (iv) bankruptcy events; (v) Change of Control or Fundamental Transactions; (vi) failure to satisfy current public information requirements under Rule 144; (vii) certificate delivery failures; (viii) breaches of material terms of the SPA; (ix) the entry of a monetary judgment, writ or similar final process involving more than $50,000 which remains unvacated, unbonded or unstayed for a period of 90 days; (x) any dissolution, liquidation or winding up of our business; (xi) failure to maintain the listing of our common stock on a trading market; (xii) our effectuation of a reverse stock split without 10 days prior written notice to the holders; (xiii) the required restatement of our financial statements; or (xiv) our default under any of the other Notes.

The Class A Warrants are exercisable on a cashless basis. We are required to deliver certificates upon exercise within 3 trading days of our receipt of all holder deliverables. Failure to do so requires us to pay liquidated damages to the holders and subjects us to potential buy-in liability. The Class A Warrants contain adjustment provisions, including full ratchet anti-dilution rights, which are identical, in all material respects, to those contained in the Notes. The Class B Warrants are identical to the Class A Warrants in all material respects except that they are not exercisable on a cashless basis, they have a higher initial exercise price, are exercisable for more shares than the Class A Warrants and have exercise limitations. The Class B Warrants cannot be exercised absent a default under the Notes. They are not exercisable prior to the 16th day after an Event of Default under the Notes. For every $27 of principal repaid on the Notes prior to an Event of Default or within 15 day of an Event of Default, 200 Warrants exercisable under the holder’s Class B Warrants will be cancelled such that if the entire principal amount and all accrued interest due on a holder’s Note is repaid prior to the 16th day after an Event of Default, all of the Warrants exercisable under the holder’s Class B Warrants will be cancelled and will no longer be exercisable.

Effective January 2, 2018 we entered into a Waiver Agreement with Emunah and Fourth Man pursuant to which we paid an aggregate of $5,000 to Emunah and Fourth Man and agreed to redeem their respective notes dated November 20, 2017 on or before February 28, 2018, and Emunah and Fourth Man agreed to (i) waive any andall reset, ratchet and most favored nation rights that they may have resulting from our December 19, 2017 loan transactions with them; and (ii) to waive any defaults arising under such loan transaction documents, with respect to any action or inaction by us during the period ending February 28, 2018. In the event we default on our obligations under the Waiver Agreement, the waiver shall be null and void and all rights waived by Emunah and Fourth Man shall be reinstated. In all events, the waiver does not impact the consequences of actions taken by us subsequent to February 28, 2018.

On February 28, 2018 we entered into a Second Waiver Agreement with Emunah and Fourth Man pursuant to which we paid an aggregate of an additional $5,000 to them to extend the terms of the January 2, 2018 Waiver Agreement through March 30, 2018 and issued 2,500 warrants to each of them (the “Waiver Warrants”), such warrants being similar in form to the Class A Warrants.

In April 2018, we agreed in principle with Emunah and Fourth Man on an agreement pursuant to which we will buy back all of the Notes and Warrants that we issued to them in exchange for an aggregate of $150,000 and 30,000 shares of our common stock.

December 2017 Offering

On December 19, 2017 we entered into a Securities Purchase Agreement (“SPA”) with Auctus Fund, LLC, a Delaware limited liability company (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated November 20, 2017, in the principal amount of $112,500 (the “Note”). In connection with the foregoing, we also entered into a Registration Rights Agreement with the Purchaser dated November 20, 2017 (the “Registration Rights Agreement”). Effective as of December 19, 2017 we also entered into Amendment No. 1 to the SPA which provides that the SPA, Note and Registration Rights Agreement shall each be deemed to be dated December 19, 2017, the closing date of the transaction.

The Note, which is due on August 20, 2018, bears interest at the rate of 12% per annum. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of the Purchaser at any time at a conversion price equal to the lesser of (i) the lowest trading price for our common stock during the 25 trading days prior to the issuance date of the Note, or (ii) a 50% discount to the lowest trading price for our common stock during the 25 trading day period immediately prior to conversion.

The conversion price discount will increase by 10% should we no longer be DWAC eligible; increased by 15% if we experience a DTC "chill" on our shares; and if both no longer DWAC eligible and a DTC chill the discount will be increased by 25%. The discount increases an additional 30% if we cease to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, or if we fail to deliver free trading stock to the Purchaser upon a conversion of the Note after 181 days from the issuance date of the Note. Further, our failure to timely deliver shares to the Purchaser upon conversion will result in a payment to Purchaser of $2,000 in cash per day.

We have the right to prepay the Note within 90 days of the issuance date at a premium of 135% of all amounts owed to Purchaser and at a premium of 150% if prepaid more than 90 but less than 180 days following the issuance date. We have no right to prepay the Note more than 180 days after the issuance date.

The Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties. The Note also contains a right of first refusal provision with respect to future financings by us. Pursuant to the Registration Rights Agreement, we are required to register the shares into which the Note is converted.

January 2018 Offering

On January 9, 2018 we entered into a Securities Purchase Agreement (“SPA”) dated December 19,2017 with EMA Financial, LLC, a Delaware limited liability company (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated December 19,2017 in the principal amount of $83,500 (the “Note”). In connection with the foregoing, we also entered into a Registration Rights Agreement with the Purchaser dated December 19, 2017 (the “Registration Rights Agreement”).On January 17,2018 we received an acknowledgement letter from Purchaser confirming that all timelines within the transaction documents , to the extent not already providing for such, would run from the January 9,2018 closing date.

The Note, which is due on December 19, 2018, bears interest at the rate of 12% per annum. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of the Purchaser at any time at a conversion price equal to the lesser of (i) the trading price for our common stock on the trading day prior to the closing date of the Note, or (ii) a 50% discount to the lowest trading or lowest closing bid price for our common stock during the 25 trading day period immediately prior to conversion.

The conversion price discount will increase should we not be DWAC eligible; if we experience a DTC "chill" on our shares; if our market price falls below $1.00 per share; if we cease to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, or if we fail to deliver free trading stock to the Purchaser upon a conversion of the Note after 181 days from the issuance date of the Note. Further, our failure to timely deliver shares to the Purchaser upon conversion will result in a payment to Purchaser of $1,000 in cash per day.

We have the right to prepay the Note within 90 days of the closing date at a premium of 135% of all amounts owed to Purchaser and at a premium of 150% if prepaid more than 90 but less than 180 days following the closing date. We have no right to prepay the Note more than 180 days after the closing date.

The Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties. The Note also contains a right of first refusal provision with respect to future financings by us.

Registration Rights

In connection with the Acquisition and the September 2017, November 2017, December 2017 and January 2018 Offerings, we granted registration rights to the purchasers of our securities in such Offerings and certain of our pre-Acquisition Stockholders. The registration rights subject us to penalties and damages, in varying degrees, if we fail to file the registration statement, have it declared effective and maintain its effectiveness under certain timelines and conditions. Certain of the registration obligations require that the registration statement be kept effective until the earlier of the date on which (i) the selling stockholders can sell all of their securities covered by the registration statement under Rule 144, without restriction; or (ii) all of the securities registered on behalf of the seller stockholder have been sold. We are in default of our obligation under certain of the Offerings to timely file the registration statement.

We must comply with the informational requirements of Rule 144 so long as any shares of Common Stock issued in the Offering are subject to Rule 144, regardless of whether we are subject to filing requirements under the Exchange Act.

We will pay all expenses in connection with our registration obligations, including, without limitation, all registration, filing, stock exchange fees, printing expenses, all fees and expenses of complying with applicable securities laws, and the fees and disbursements of our counsel and of our independent accountants. Each investor will be responsible for its own sales commissions, if any, transfer taxes and the expenses of any attorney or other advisor such investor decides to employ.

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

Risks Related to our Business and Financial Condition

Uncertain global economic conditions could to have an adverse effect on our consolidated financial condition and results of operations.

Uncertain global economic conditions may have an adverse impact on our business in the form of lower net sales due to weakened demand, unfavorable changes in product price/mix, or lower profit margins. For example, global economic downturns may adversely impact some of our end-users and customers, such as food processors, distributors, supermarket retailers, otherretailers, business service contractors and other end-users that are particularly sensitive to business and consumer spending. During economic downturns or recessions, there can be a heightened competition for sales and increased pressure to reduce selling prices as our customers may reduce their volume of purchases from us. If we lose significant sales volume or reduce selling prices significantly, there could be a negative impact on our consolidated financial condition or results of operations, profitability and cash flows.

The global nature of our operations exposes us to numerous risks that could materially adversely affect our consolidated financial condition and results of operations.

We manufacture and sell our products in several countries subjecting us to the risks inherent in foreign operations. Economic uncertainty in some of the geographic regions in which we operate, including developing regions, could result in the disruption of commerce and negatively impact cash flows from our product sales in those areas.

Risks inherent in our international operations include:

● foreign currency exchange controls and tax rates;

● foreign currency exchange rate fluctuations, including devaluations;

● the potential for changes in regional and local economic conditions, including local inflationary pressures;

● restrictive governmental actions such as those on transfer or repatriation of funds and trade protection matters, including antidumping duties, tariffs, embargoes and prohibitions or restrictions on acquisitions or joint ventures;

● changes in laws and regulations, including laws and policies affecting trade and foreign investment;

● the difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

● more expansive legal rights of foreign unions or works councils;

● changes in labor conditions and difficulties in staffing and managing international operations;

● import and export delays caused, for example, by an extended strike at the port of entry, could cause a delay in our supply chain operations;

● social plans that prohibit or increase the cost of certain restructuring actions;

● the potential for nationalization of enterprises or facilities; and

● unsettled political conditions and possible terrorist attacks

These and other factors may have material adverse effect on our operations and, consequently, on our consolidated financial condition or results of operations.

Political and economic instability and risk of government actions affecting our business and our customers or suppliers may adversely impact our business, results of operations and cash flows.

We are exposed to risks inherent in doing business in each of the countries or regions in which we or our customers or suppliers operate including civil unrest, acts of terrorism, sabotage, epidemics, force majeure, war or other armed conflict and related government actions, including sanctions/embargoes, the deprivation of contract rights, the inability to obtain or retain licenses or permits required to operate facilities or import or export goods or raw materials, the expropriation or nationalization of our assets, and restrictions on travel, payments or the movement of funds.

Raw material pricing, availability and allocation by suppliers as well as energy-related costs may negatively impact our results of operations, including our profit margins.

Our third party manufacturers use petrochemical-based raw materials to manufacture many of our products. The prices for these raw materials are cyclical, and increases in market demand or fluctuations in the global trade for petrochemical- based raw materials and energy could increase our costs. In addition, the prices of many of the other key raw materials used in our businesses, such as phosphates, surfactants, polymers and resins and fragrances, are cyclicalbased on numerous supply and demand factors that are beyond our control. If we are unable to minimize the effects of increased raw material costs our business, consolidated financial condition or results of operations may be materially adversely affected.

We experience competition in the markets for our products and services and in the geographic areas in which we operate.

Our packaging products compete with similar products made by competitors and with a number of other types of materials or products. We compete on the basis of performance characteristics of our products, as well as service, price and innovations in technology. A number of competing domestic and foreign companies are well-established.

Our inability to maintain a competitive advantage could result in lower prices or lower sales volumes for our products. Additionally, we may not successfully implement our pricing actions. These factors may have an adverse impact on our consolidated financial condition or results of operations.

Manufacturing risks, including risks related to manufacturing in China, may adversely affect our ability to manufacture our products and could reduce our gross margin and our profitability.

Our business strategy depends on the ability of our third party manufacturers to manufacture our current and future products in sufficient quantities and on a timely basis so as to meet customer demand, while adhering to product quality standards, complying with regulatory requirements and managing manufacturing costs. We are subject to numerous risks relating to the manufacturing capabilities of such third parties manufacturers including:

● quality or reliability defects in product components that are sourced from third-party suppliers;

● their inability to secure product components in a timely manner, in sufficient quantities or on commercially reasonable terms;

● their failure to increase production of products to meet demand;

● their inability to modify production lines to enable them to efficiently produce future products or implement changes in current products in response to regulatory requirements;

● difficulty identifying and qualifying alternative suppliers for components in a timely manner; and

● potential damage to or destruction of manufacturing equipment or manufacturing facilities.

In addition, we rely on our primary contract manufacturer, Changzhou Sincerity Plastics and Chemicals Technology Ltd. (“Sincerity China”), in Changzhou China, as well as other Chinese manufacturers to manufacture our products. As a result, our business is subject to risks associated with doing business in China, including:

● trade protection measures, such as tariff increases, and import and export licensing and control requirements;

● potentially negative consequences from changes in tax laws;

● difficulties associated with the Chinese legal system, including increased costs and uncertainties associated with enforcing contractual obligations in China;

● historically lower protection of intellectual property rights;

● unexpected or unfavorable changes in regulatory requirements; and

● changes and volatility in currency exchange rates.

We may enter into strategic collaborations or alliances with third parties that may not result in the development of commercially viable products or the generation of significant future revenue.

In the ordinary course of our business, we may enter into strategic collaborations or alliances to develop product candidates and to pursue new markets. Proposing, negotiating and implementing strategic collaborations or alliances may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenue and could be terminated prior to developing any products.

Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ or our future products. Disputes between us and our collaborators may result in litigation or arbitration that would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

We may seek to grow our business through acquisitions of complementary products or technologies, and the failure to manage acquisitions, or the failure to integrate them with our existing business, could impair our ability to execute our business strategies.

From time to time, we may consider opportunities to acquire other products or technologies that may enhance our product platform or technology, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including:

● problems assimilating the acquired products or technologies;

● issues maintaining uniform standards, procedures, controls and policies;

● unanticipated costs associated with acquisitions;

● diversion of management’s attention from our existing business;

● risks associated with entering new markets in which we have limited or no experience; and

● increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters.

We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired products or technologies. Our inability to integrate any acquired products or technologies effectively could impair our ability to execute our business strategies.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our net losses for the year ended December 31, 2017 and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing or other capital, attain operating efficiencies, reduce expenditures, and to generate net revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we may be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.

We believe that our cash flow from operations and cash on hand, together with the net proceeds from recent financings, will be sufficient to satisfy our liquidity requirements for at least the next 3 months from the date of this Report. The expected growth of our business will significantly increase our expenses. In addition, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. As a result, we believe that we may need to raise additional capital, which may not be available on reasonable terms, if at all. Our future capital requirements will depend on many factors, including:

● the revenue generated by our current products and any future product candidates that we may develop and commercialize;

● the costs associated with expanding our sales capabilities;

● the costs associated with developing and commercializing our proposed products or technologies,

● the costs of obtaining and maintaining regulatory clearance or approval for our current or future products;

● the costs of ongoing compliance and regulatory requirements;

● expenses we incur in connection with potential litigation or governmental investigations;

● anticipated or unanticipated capital expenditures; and

● unanticipated general and administrative expenses

As a result of these and other factors, we do not know the extent to which we may be required to raise additional capital from public or private offerings of our capital stock, borrowings under credit lines or other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

If we are unable to raise additional capital, we may not be able to expand our sales and marketing infrastructure, enhance our current products or develop new products, take advantage of future opportunities, or respond to competitive pressures, changes in supplier relationships, or unanticipated changes in customer demand. Any of these events could adversely affect our ability to achieve our strategic objectives and impact our ability to continue as a going concern.

We may not be able to develop new products to keep pace with our industry’s rapidly changing technology and customer requirements.

Our industry is characterized by rapid technological changes, new product introductions and enhancements and evolving industry standards. Our business prospects depend on our ability to develop new products and applications in new markets that develop as a result of technological and scientific advances. New technologies, techniques or products could emerge that might offer better combinations of price and performance than ours. The market for our products is characterized by innovation and advancement in technology. It is important that we anticipate changes in technology and market demand and successfully introduce new, enhanced and competitive technologies to meet our customers’ needs on a timely and cost-effective basis. If we do not successfully innovate and introduce new technology into our anticipated product lines or effectively manage the transitions of our technology to new product offerings, our business, financial condition and results of operations could be harmed. If we do not successfully innovate and introduce new technology into our anticipated product lines or effectively manage the transitions of our technology to new product offerings, our business, financial condition and results of operations could be harmed. We work closely with Sincerity China and its sister company, Shanghai Sincerity Co. Ltd., to provide the technological and product support that drives our business. If, for any reason, we were to become unable to access such technological and product support from Sincerity China and Shanghai Sincerity Co. Ltd., our ability to innovate and provide effective product solutions on behalf of our customers would be negatively impacted, with a deleterious effect on our revenue and profit from operations.

We face competition from numerous companies, many of whom have greater resources than we do.

The market for high performance synthetic polymer and other packaging materials is characterized by intense competition and pricing pressure. We compete with a number of existing packaging companies. Many of these competitors are large, well-capitalized companies with significantly greater market share and resources than we have. As a result, these companies may be better positioned than we are to spend more aggressively on marketing, sales, intellectual property and other product initiatives and research and development activities.

Our current competitors or other potential competitors may develop new products for the packaging industry at any time. In addition, competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Ifwe are unable to develop products that compete effectively against the products of existing or future competitors, our future revenue could be negatively impacted. Some of our competitors may compete by changing their pricing model or by lowering the price of their products. If these competitors’ pricing techniques are effective, it could result in downward pressure on the price of all packaging products. If we are unable to maintain or increase our selling prices in the face of competition, we may not improve our gross margins.

We may acquire other businesses, form joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

We may pursue acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our industry experience to expand our offerings or distribution. We have no experience with acquiring other companies and limited experience with forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions could also result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition and results of operations. Integration of an acquired company may also disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could harm our financial condition and results of operations. We may not realize the anticipated benefits of any acquisition, strategic alliance or joint venture.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

To finance any acquisitions or joint ventures, we may choose to issue Common Stock as consideration, which could dilute the ownership of our stockholders. Additional funds may not be available on terms that are favorable to us, or at all. If the price of our Common Stock is low or volatile, we may not be able to acquire other companies or fund a joint venture project using our stock as consideration.

Our revenues are derived from the sale of our products to a small number of customers. The loss of any such customers would adversely affect our financial results.

During the year ended December 31, 2017, our products were sold to three customers, one of which accounted for approximately 90% of our sales. The loss of any of these customers, particularly our primary customer, without comparable replacements, would adversely affect our financial results.

Risks Related to Our Reliance on Third Parties

We outsource the manufacturing of our products and rely on a limited number of third-parties for the manufacture of our products. We may not be able to find replacements or immediately transition to alternative manufacturers.

We rely on a limited number of parties for the manufacture of our products. These manufacturers, and any of our other manufacturers, may be unwilling or unable to supply product to us reliably and at the levels we anticipate or are required by the market. For us to be successful, our manufacturers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. Any such interruption could harm our reputation, business, financial condition and results of operations.

If we are required to change the manufacturer of a particular product, we will be required to verify that the new manufacturer maintains facilities, procedures and operations that comply with our quality and applicable regulatory requirements, which could further impede our ability to manufacture our products in a timely manner. Transition to a new manufacturer could be time-consuming and expensive, may result in interruptions in our operations and product delivery, and could affect the performance specifications of our products.

We cannot assure you that we will be able to secure alternative manufacturers without experiencing interruptions in our workflow. If we should encounter delays or difficulties in securing, reconfiguring or revalidating the products we require our reputation, business, financial condition and results of operations could be negatively impacted.

The manufacturing operations of our third-party manufacturers are dependent upon third-party suppliers, making us vulnerable to supply shortages and price fluctuations, which could harm our business.

The raw materials needed for most of our products are generally available to our third party manufacturers from multiple sources in sufficient qualities. However, a supply interruption or an increase in demand beyond a current suppliers’ capabilities could harm their ability to manufacture our products until new sources of supply are identified and qualified. Their reliance on these suppliers subjects us to a number of risks that could harm our business, including:

● interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

● delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;

● a lack of long-term supply arrangements for key components with suppliers;

● inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;

● difficulty and cost associated with locating and qualifying alternative suppliers for components in a timely manner;

● production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;

● delay in delivery due to our suppliers prioritizing other customer orders over ours;

● damage to our brand reputation caused by defective components produced by suppliers; and

● fluctuation in delivery by our suppliers due to changes in demand from our or their other customers.

Any interruption in the supply of components or materials, or our third party manufacturers inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business.

Risks Related to Administrative, Organizational and Commercial Operations and Growth

We may be unable to manage our anticipated future growth effectively, which could make it difficult to execute our business strategy.

We anticipate growth in our business operations. This future growth could create a strain on our organizational, administrative and operational infrastructure. We may not be able to maintain the quality of our products or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. We may implement new enterprise software systems in a number of areas affecting a broad range of business processes and functional areas. The time and resources required to implement these new systems is uncertain and failure to complete this in a timely and efficient manner could harm our business.

If we are unable to support demand for our existing products and our future products, including ensuring that we have adequate resources to meet increased demand, our business could be harmed.

As our commercial operations and sales volume grow, we will need to continue to increase our workflow capacity for manufacturing, customer service, billing and general process improvements and expand our internal quality assurance program, among other things. We cannot assure you that any of these increases in scale, expansion of personnel, purchase of equipment or process enhancements will be successfully implemented.

The loss of our Chief Executive Officer, Chief Financial Officer or Chief Operating Officer or our inability to attract and retain highly skilled personnel could negatively impact our business.

Our success depends on the skills, experience and performance of our President and Chief Executive Officer, Zhang Yiwen, our Chief Financial Officer, Chris Lim, and our Chief Operating Officer, Simon Rees, although none of them have experience serving as an officer or director of a publicly-traded U.S. company. The individual and collective efforts of these employees will be important as we continue to develop our business and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could negatively impact our operations if we experience difficulties in hiring qualified successors. Our executive officers do not presently have employment agreements.

Our future operations will depend, in part, on our ability to attract and retain highly skilled employees. We may not be able to attract or retain qualified employees in the future due to the competition for qualified personnel among our competitors. Recruiting and retention difficulties can limit our ability to support our current operations and anticipated future growth programs. All of our employees are and will be at-will, which means that either we or the employee may terminate his or her employment at any time.

Risks Related to Ownership of Our Common Stock

There is currently a limited market for our Common Stock and there can be no assurance that any market will ever develop. You may therefore be unable to re-sell shares of our Common Stock at times and prices that you believe are appropriate.

Our Common Stock is not listed on a national securities exchange or any other exchange, and is presently quoted on the OTC Pink Market. There is no active trading market for our Common Stock and our Common Stock may never be included for trading on any stock exchange. Accordingly, our Common Stock is highly illiquid and you may experience difficulty in re-selling shares of our Common Stock at times and prices that you may desire.

The designation of our Common Stock as a “penny stock” may limit the liquidity of our Common Stock.

Our Common Stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future. Generally, a “penny stock” is a Common Stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Broker-dealers who sell penny stocks must provide purchasers of these stocks witha standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our Common Stock in the future and stockholders may have difficulty selling their shares.

The issuance of shares under our outstanding convertible promissory notes may have a significant dilutive effect. We presently have convertible promissory notes outstanding that contain full-ratchet anti-dilution provisions. Although we intend to repurchase such notes prior to any conversions thereof, no assurance can be given that this will prove to be the case. The conversion of any of these notes would be expected to have a significant dilutive effect upon our existing shareholders and the sale of the stock issuable upon any conversion would be expected to result in a decline in the market price for our common stock.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our Common Stock, which may limit the ability of our stockholders to buy and sell our Common Stock and could have an adverse effect on the market for and price of our Common Stock.

The market price of our Common Stock may be highly volatile, and may be influenced by numerous factors, some of which are beyond our control.

If an active market for our Common Stock develops, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market priceof securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our Common Stock. The market price of shares of our Common Stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

● regulatory actions with respect to our products or our competitors’ products;

● actual or anticipated fluctuations in our financial condition and operating results;

● publication of research reports by securities analysts about us or our competitors or our industry;

● our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

● additions and departures of key personnel;

● strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

● the passage of legislation or other regulatory developments affecting us or our industry;

● fluctuations in the valuation of companies perceived by investors to be comparable to us;

● sales of our Common Stock by us, our insiders or our other stockholders;

● speculation in the press or investment community;

● announcement or expectation of additional financing efforts;

● changes in accounting principles;

● terrorist acts, acts of war or periods of widespread civil unrest;

● natural disasters and other calamities; and

● changes in general market and economic conditions.

Our principal stockholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of April 16, 2018, our executive officers, directors and principal (5% or greater) stockholders, together with their respective affiliates, owned approximately 90.57% of our Common Stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our Common Stock.

The shares of Common Stock issued in the Acquisition are and the shares of Common Stock underlying the Notes and Warrants sold in our September 2017, November 2017, December 2017 and January 2018 Offerings will be “restricted securities” and, as such, may not be sold except in limited circumstances.

None of the shares of Common Stock issued in the Acquisition or issuable upon the exercise of the Warrants (the “Warrant Shares”) or conversion of the Notes (the “Conversion Shares”) sold in our September 2017, November 2017, December 2017 and January 2018 Offerings have been registered under the Securities Act of 1933, as amended, or the Securities Act, or registered or qualified under any state securities laws. The shares of Common Stock issued in the Acquisition and the shares underlying the Notes and Warrants sold in our September 2017, November 2017, December 2017 and January 2018 Offerings were sold and/or issued pursuant to exemptions contained in and under those laws. Accordingly, such shares of Common Stock are “restricted securities” as defined in Rule 144 under the Securities Act and must, therefore, be held indefinitely unless registered under applicable federal and state securities laws, or an exemption is available from the registration requirements of those laws. The certificates representing the shares of Common Stock issued in the Acquisition and issuable upon exercise of Warrants or conversion of Notes sold in our September 2017, November 2017, December 2017 and January 2018 Offerings reflect or will reflect their restricted status.

We have agreed to register the shares of Common Stock underlying the Notes and Warrants issued in our September 2017, November 2017, December 2017 and January 2018 Offerings, the shares of Common Stock held by certain pre-Acquisition stockholders and certain other shares. There can be no assurance, however, that the SEC will declare the registration statement effective, thereby enabling such shares of Common Stock to be freely tradable. In addition, Rule 144under the Securities Act, which permits the resale, subject to various terms and conditions, of limited amounts of restricted securities after they have been held for six months will not immediately apply to our Common Stock because we were designated as a “shell company” under SEC regulations immediately prior to the Acquisition. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. We believe the requirement to file Form 10 information was satisfied by our filing of a Current Report on Form 8-K on September 25, 2017. Because, as a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, the restrictive legends on certificates for the shares of Common Stock issued in the Acquisition and issuable pursuant to our September 2017, November 2017, December 2017 and January 2018 Offerings cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our Common Stock, and because our Common Stock is not listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our Common Stock.

If we fail to implement and maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), subject to certain exceptions. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and to obtain attestations of the effectiveness of internal controls by independent auditors. However, as discussed in detail below, as an emerging growth company and a smaller reporting company, we are not required to obtain an auditor attestation. As a private company, Sincerity Australia Pty Ltd. was not subject to requirements to establish, and did not establish, internal control over financial reporting and disclosure controls and procedures consistent with those of a public company. Our management team and board of directors will need to devote significant efforts to implementing and maintaining adequate and effective disclosure controls and procedures and internal control over financial reporting in order to comply with applicable regulations, which may include hiring additional legal, financial reporting and other finance and accounting staff. Any of our efforts to improve our internal controls and design, implement and maintain an adequate system of disclosure controls may not be successful and will require that we expend significant cash and other resources.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on the tradability of our Common Stock, which in turn would negatively impact our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our Common Stock. In addition, if ourefforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We currently have a small team with primary responsibility for performing most of our accounting and financial reporting duties. As a result, certain aspects of internal accounting control which require adequate segregation of duties are missing. We believe we do not currently have sufficient accounting and supervisory personnel with the appropriate level of technical accounting experience and training necessary or adequate accounting policies, processes and procedures, particularlyin the areas of revenue recognition, equity related transactions and other complex, judgmental areas for U.S. generally accepted accounting principles, or GAAP, financial reporting and SEC reporting purposes and consequently, we must rely on third party consultants. These deficiencies represent a material weakness (as defined under the Exchange Act) in our internal control over financial reporting in both design and operation. We may identify additional material weaknesses in the future. Under the Exchange Act, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. We are currently developing a plan to design, review, implement and refine internal control over financial reporting. However, we may identify deficiencies and weaknesses or fail to remediate previously identified deficiencies in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

We are not subject to compliance with rules requiring the adoption of certain corporate governance measures and as a result our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act, as well as resulting rule changes enacted by the SEC, the New York Stock Exchange and the NASDAQ Stock Market, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because we are not listed on the NASDAQ Stock Market or the New York Stock Exchange, we are not presently required to comply with many of the corporate governance provisions and we have not yet adopted most of these measures. Until wecomply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters.

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in a registration statement under the Exchange Act on Form 10. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

Prior to the closing of the Acquisition, we were deemed a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under that rule are not permitted (i) until at least 12 months have elapsed from the September 25, 2017 date on which our Current Report on Form 8-K reflecting our status as a non-shell company, was filed with the SEC; and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports. We are currently subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed thereunder. Unless we register their shares of common stock for sale under the Securities Act, most of our stockholders will be forced to hold their shares of our common stock until September 25, 2018 before they are eligible to sell those shares, and even after Sept 25, 2018, sales may not be made under Rule 144 unless we and the stockholders who plan to sell such shares are in compliance with other requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future. The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could cause the market price of our securities to decline.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our existing stockholders. We are authorized to issue an aggregate of 290 million shares of common stock and 10 million shares of “blank check” preferred stock. We may issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We may need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts. The shares underlying the Notes and Warrants issued in our September 2017, November 2017, December 2017 and January 2018 Offerings are subject to anti-dilution protection which could further dilute our existing stockholders.

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.

We may need to raise capital in the future to fund the development of our products or for other purposes. Any equity financing may have a significant dilutive effect to stockholders and a material decrease in our stockholders’ equity interest in us. Equity financing, if obtained, could result in substantial dilution to our existing stockholders. At its sole discretion, our board of directors may issue additional securities without seeking stockholder approval, and we do not know when we will need additional capital or, if we do, whether it will be available to us.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

You should not rely on an investment in our Common Stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our Common Stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our operations. In addition, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our Common Stock.

ITEM 1B.
UNRESOLVED STAFF COMMENTS

None.

ITEM 2.
PROPERTIES

Our executive office is located at 4 Avoca Street, South Yarra, Victoria, Australia 3141 which space is provided to us on a rent-free basis by an unaffiliated third party.

ITEM 3.
LEGAL PROCEEDINGS

We know of no material, active or pending, legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4.
MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the OTC Pink Market since October 13, 2017. Our common stock was quoted on the OTC Bulletin Board (OTCBB) and the OTC Markets QB Tier (OTCQB), from September 25, 2013 through October 12, 2017. Since July 13, 2017 our common stock has been quoted under the symbol “SINC”. From June 12, 2017 until July 31, 2017 our common stock was quoted under the symbol “SBIDD”. From September 25, 2013 until June 12, 2017 our common stock was quoted under the symbol “SBID”. Prior to September 25, 2013 our common stock was quoted under the symbol “HKDZ”. Presently, there is not an active trading market for our common stock. Our common stock may never be included for trading on an exchange.

As of April 16, 2018, we had 49,633,334 shares of Common Stock outstanding held by approximately 124 stockholders of record.

The following table sets forth the high and low bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value. Prices give retroactive effect to the June 14, 2017 60:1 reverse stock split of our common stock.

Period	High	Low
Quarter ended March 31, 2016	$30.00	$15.00
Quarter ended June 30, 2016	$15.06	$4.20
Quarter ended September 30, 2016	$9.00	$2.40
Quarter ended December 31, 2016	$2.40	$0.492
Quarter ended March 31, 2017	$0.90	$0.66
Quarter ended June 30, 2017	$1.56	$0.90
Quarter ended September 30, 2017	$1.70	$1.20
Quarter ended December 31, 2017	$2.61	$1.00
Quarter ended March 31, 2018	$3.65	$1.90

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

Recent Sale of Unregistered Securities

Securities issued in the September 2017, November 2017, December 2017 and January 2018 Offerings

The information regarding the notes and warrants issued in our September 2017, November 2017. December 2017 and January 2018 Offerings, set forth above under “BUSINESS – The September 2017, November 2017, December 2017 and January 2018 Offerings” is incorporated herein by reference.

Shares Issued in Connection with the Acquisition

On September 19, 2017, pursuant to the terms of the Acquisition Agreement, all of the shares of stock of Sincerity Australia Pty Ltd. were exchanged for 45,211,047 restricted shares of our Common Stock. The issuance of the shares to Sincerity Australia Pty Ltd. In the Acquisition was exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Shares Issued after the Acquisition

In December 2017 we issued 1,000,000 shares of our restricted common stock to Chengdu Holdings Pty Ltd., as Trustee for the Avoca Trust, a trust beneficially owned by the family of Nils Ollquist, as a bonus under Mr. Ollquist’s employment arrangement with us.

On February 5, 2018 we issued 75,000 shares of our restricted common stock to pure Boba Family Trust, a trust beneficially owned by Fan Yang, at a price of $1.33333 per share or an aggregate of $100,000.

In December 2017 we issued 150,000 shares of our restricted common stock to a consultant under an Investor Relations Agreement.

In April 2018, we issued 75,000 shares of our restricted common stock to pure Boba Family Trust, a trust beneficially owned by Fan Yang, at a price of $1.33333 per share or an aggregate of $100,000.

All of the foregoing issuances were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

Sales of Unregistered Securities of Sincerity Australia Pty Ltd.

No unregistered securities were issued by Sincerity Australia Pty Ltd. within the past three years.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2017, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, units and rights	Weighted-average exercise price of outstanding options, warrants, units and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
Equity compensation plans approved by security holders (1)	0	N/A	62,074
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	0	N/A	62,074

(1)  2013 Equity Incentive Plan

On December 6, 2013, our Board of Directors adopted, and on December 6, 2013, our stockholders approved, the 2013 Equity Incentive Plan, which reserves a total of 83,334 shares of our common stock for issuance under the 2013 Plan. If an incentive award granted under the 2013 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2013 Plan.

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

As of December 31, 2016 and December 31, 2017, no restricted stock units or other securities were outstanding under the 2013 plan, which numbers reflect the forfeiture and cancellation of 6,132 restricted stock units during the year ended December 31, 2016.

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

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2017 and 2016 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

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

On November 9, 2017 we entered into a Securities Purchase Agreement with two persons, pursuant to which we sold (i) convertible promissory notes dated November 9, 2017 in the aggregate principal amount of $108,000 due on November 9, 2018, (ii) three-year Class A Warrants to purchase up to an aggregate of 102,858 shares of our common stock (subject to adjustment) at an initial exercise price of $6.00 per share (subject to adjustment), and (iii) three-year Class B Warrants to purchase up to an aggregate of 800,000 shares of our common stock (subject to adjustment) at an initial exercise price of $7.50 per share (subject to adjustment).

On December 19, 2017 we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $112,500 due on August 20, 2018.

Subsequent to the period covered by the Report, on January 9, 2018 we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $83,500 due on December 19, 2018.

Subsequent to the period covered by the Report, in April 2018 we reached an agreement in principle to repurchase all of the notes and warrants issued on November 9, 2017, together with the Waiver Warrants issued to the same persons, for an aggregate of $150,000 and 30,000 shares of our common stock.

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

SAPL’s business was commenced in 2009 by James Zhang, our Chairman, President and Chief Executive Officer and the son of the founder of (i) Changzhou Sincerity Plastics and Chemicals Technology Ltd. ("Sincerity China"), a well-established plastics and applied materials manufacturer with a 20-year operating history, based in Changzhou, China, and (ii) Shanghai Sincerity Co. Ltd., a Shanghai, China based company through which most of the products we purchase from Sincerity China are sourced and sold to us. SAPL originally commenced operations by supplying basic extruded plastic components (moldings, auto interior components, kitchen splash backs etc.) to the Australian auto, retail and construction industries. In 2015, SAPL began importing specialty high quality plastic trays and film for use in fresh food packaging and distribution. The first major customer for this business was the Propac Group, leading supplier of plastic packaging materials to Coles, one of Australia's 2 dominant supermarket chains.

Over the past 3 years SAPL has refocused its marketing efforts towards larger resellers and distributors in Australia, allowing SAPL to build strong relationships with key industry players who acquire its products for their own distribution and reseller networks. Research and investment in addressing the key fresh food issue of plastic film "breathability" has created a unique technology platform whereby air circulation in packaged foods can be adjusted according to the type of food. This has the effect of prolonging shelf life, key to building relationship metrics within the food retailing industry. SAPL recently started to supply Visy Industries, with high technology, breathable plastic film for use in Visy Industries’ packaging supply contract with the other dominant player in Australia's supermarket industry.

Presently all of SAPL’s revenue is derived from sales within the Australian market, however, due to the strong international presence of SAPL’s major customers such as Visy, particularly in the US, combined with the technology metrics of SAPL’s product range (breathable stretch film and antibacterial polymer products), it is expected that SAPL’s products will be increasingly utilized in global markets.

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

SAPL supplies Australian market with a well diversified product range, while commodity type provides a strong fundnation of business grow, the value adding innovations on each product will bring SAPL to the next level, and expand for beyond Australia.

SAPL is expanding very fast but still in mid early stage of growing, in short term the proceeds generated out of the business is not sufficient to cover the expense of a full SEC reporting public company, also the fast organic growth business needs more working capital. Therefore SINC initiated a private placement offering of 3million shares at USD1.5/share to fellow investors, which should be sufficient to cover business growth and following acquisitions.

Going Concern

Our financial statements for the fiscal year ended December 31, 2017 have been prepared on the going concern basis, which assumes continuity of normal business activities and the realization of assets and the settlement of liabilities in the ordinary course of business.

At December 31, 2017, the Company had a working capital deficiency of $2,160,980 compared to a working capital deficiency of $252,102 at December 31, 2016. The Company reported an after tax loss of $3,989,922 for the year ended December 31, 2017 compared to after tax income of $65,476 for the year ended December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company prepared the financial statements on a going concern basis that contemplates the continuity of normal business activity, realization of assets and settlement of liabilities at the amounts recorded in the financial statements in the ordinary course of business.

The Company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Company has considered the following factors:

●
On January 9, 2018 the Company entered into a Securities Purchase Agreement dated December 19, 2017 with one person pursuant to which the company sold a convertible promissory note in the principal amount of $83,500 due on December 19, 2018;
●
The Company is in the process of arranging for a financial facility in the amount of $1,500,000, although no assurance can be given that it will be able to do so;
●
The Company is seeking private placements for up to $4,500,000 with private and institutional investors in Australia and China, although no assurance can be given that it will be able to do so; and
●
The outstanding convertible promissory notes of the Company can be converted to equity.

In the event that the Company is unable to continue as a going concern it may be required to realize its assets and extinguish its liabilities other than in the ordinary course of business at amounts different from those stated in the financial statements.

The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

Highlights

During the year ended December 31, 2017, the Company secured and reinforced the relationships with its distribution network in Australia, which is expected to enable it to generate stable growth and explore more opportunities. The Company was able to generate increased sales in fiscal year ended December 31, 2017 with its key customers.

The Company has identified new products that enable it to generate higher margin compared to some of its traditional product lines.

Strategy

In order to continue to grow its revenue, the Company is planning at expanding its product lines with its key customers. The Company continuously looks at innovating its product lines in order to create value for its customers and generate higher margin. The Company is currently looking at expanding to other markets outside of Australia.

The Company is constantly looking for value accretive merger and acquisition opportunities in order to increase its size to generate increase sales and opportunities for vertical and horizontal integration to improve business efficiency.

Critical Accounting Estimates

The Directors evaluate estimates and judgements incorporated into the financial statements based on historical knowledge and best available current information. Estimates assume a reasonable expectation of future events and are based on current trends and economic data, obtained both externally and within the Company.

Key Estimates

(i)
Useful lives

The Company determines the estimated useful lives and related depreciation and amortization charges for its property and equipment and finite life intangible assets. The useful lives could change significantly as a result of technical innovations or some other event. The depreciation and amortization charge will increase where the useful lives are less than previously estimated lives, or technically obsolete or non-strategic assets that have been abandoned or sold will be written off or written down.

(ii)
Income tax

The Company is subject to income taxes in the jurisdictions in which it operates. Significant judgement is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Company recognizes liabilities for anticipated tax audit issues based on the Company's current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

(iii)
Fair value measure of shares issued

The calculation of the fair value of shares issued requires significant estimate to be made in regards to several variables. The estimations made are subject to variability that may alter the overall fair value determined.

Results of Operations

Fiscal Years Ended December 31, 2017 and 2016

The following table summarizes our historical consolidated financial statements for the fiscal years ended December 31, 2017 and December 31, 2016:

	2017	2016
Revenue
Sales	$2,150,977	$914,614
Cost of sales	(1,951,022)	(639,478)
Gross profit	199,955	275,136

Operating expenses
Depreciation and amortization	40,857	30,692
Selling, general and administrative expenses	109,425	38,119
Employee expenses	1,972,262	-
Professional service fees	624,891	12,376
Bad debt expenses	42,424	64,299
Total operating expenses	2,789,859	145,486

(Loss)/Income from operations	(2,589,904)	129,650

Other income/(expenses)
Other income	33,142	18,973
Interest expense	(91,077)	(28,681)
Discount on Convertible note	(366,203)	-
Loss on issue of Warrant	(444,546)	-
Gain on derivative financial instrument	19,867	-
Fair value adjustment of Warrant liabilities	(555,877)	-
Foreign currency transaction loss	(51,165)	(29,384)
Total other expenses	(1,455,859)	(39,092)
Income/(Loss) from continuing operations before income tax expenses	(4,045,763)	90,558

Income tax benefit/(expense)	55,841	(25,082)

Net income/(loss) after income tax expense for the period	(3,989,922)	65,476

Other comprehensive income/(loss)
Exchange differences arising on translation of foreign operations	(25,281)	(12,851)
Other comprehensive income/(loss)	(25,281)	(12,851)

Total comprehensive income/(Loss) for the period	(4,015,203)	52,625

Revenues

Revenue was approximately $2,150,000 for the year ended December 31, 2017, compared to approximately $915,000 for the year ended December 31, 2016, an increase of approximately $1,240,000. The increase was the result of the increased volume of products sold to our key customers during 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses were approximately $109,000 for the year ended December 31, 2017, compared to approximately $38,000 for the year ended December 31, 2016. The increase was primarily due to our expanded sales activities.

Employee expenses

Employee expenses were approximately $1,972,000 for the year ended December 31, 2017, compared to $0 for the year ended December 31, 2016. The increase was due to salary payments to the Chief Executive Officer and Chief Financial Officer in 2017. Additionally, the Chief Financial Officer received 1,000,000 shares with a value of $1,900,000 as a bonus.

Professional service fees

Professional service fees were approximately $625,000 for the year ended December 31, 2017, compared to approximately $12,000 for the year ended December 31, 2016. The increase was due to payments related to the September 2017 reverse acquisition and the expenses of being a public company. Of the approximately $625,000 of professional service fees, approximately $285,000 of such amount was due to share-based payments.

Other Income and Expenses

Prior to the reverse acquisition that took place on September 19, 2017, other income and expense were relatively immaterial and primarily comprised of employee contribution to fringe benefits, interest income and freight income.
Following our issuance of convertible notes and warrants, the components of other income and expense also include interest expense on the notes and losses related to the changes in fair value of both the notes and warrants. This is due to the recording of the convertible notes at fair value upon issuance, which resulted in a non-recurring loss on issuance because their values exceeded the cash proceeds from issuance. We will remeasure the fair values of the notes and warrants at each future reporting date, and if those fair values change, will record a corresponding gain or loss. Accordingly, we expect other income and expense to fluctuate, and possibly fluctuate by a significant amount, in future periods by the gains or losses on changes in fair value until such time as the notes are either converted into common stock or repaid and the warrants are either exercised or expire. Also, we will accrue and record interest expense on the notes until they are either converted or repaid.

Other income and expenses was approximately $1,456,000 for the year ended December 31, 2017, compared to approximately $39,000 for the year ended December 31, 2016. The increase was due to the recognition of convertible notes and warrants at fair value at issuance and fair value re-measurement at reporting date

Financial Condition, Liquidity and Capital Resources

As at December 31, 2017, we had a working capital deficit of $2,160,980 compared with a working capital deficit of $252,102 as at December 31, 2016. The deterioration in working capital is primarily a result of our issuance of convertible notes and our increased business activity.

Our primary uses of cash have been for operations and payments for costs relating to the September 2017 reverse acquisition. The main sources of cash have been from operational revenues and issuance of convertible notes.

The Company believes that cash flow from operations together with planned private placements and debtor financing currently being negotiated will be sufficient to sustain its current level of operations for at least the next three months of operations. In addition, the convertible notes can be converted into equity.

As of December 31, 2017, we had cash and cash equivalents of approximately $63,000 which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

●
On January 9, 2018 the Company entered into a Securities Purchase Agreement dated December 19, 2017 with one person pursuant to which the Company sold a convertible promissory note in the principal amount of $83,500 due on December 19, 2018.
●
The Company is in the process of arranging debtor financing with a financial institution. The facility is for $1,500,000, but no assurance can be given that this will be achieved;
●
The Company is seeking private placements for up to $4,500,000 with private and institutional investors in Australia and China. The Company has managed to raise $100,000 as part of this private placement to date.

Net cash used for operating activities was approximately $62,000 and $12,000 in 2017 and 2016 respectively. In 2017, the net cash used for operating activities primarily reflects the loss from operations of approximately $3,990,000 with approximately $98,000 used for changes in operating assets and liabilities, offset by non-cash items of approximately $3,779,000 and amortization and depreciation of approximately $41,000 that had no effect on cash flows.

In 2016, the net cash used for operating activities primarily reflects income from operations of approximately $65,000 with approximately $184,000 in changes in operating assets and liabilities, offset by non-cash items of approximately $93,000 and amortization and depreciation of approximately $31,000 that had no effect on cash flows.

Net cash used for investing activities of approximately $5,000 and $300 relates to purchase of office equipment in 2017 and 2016, respectively.

Net cash provided by financing activities was approximately $183,000 and $75,000 in 2017 and 2016, respectively. In 2017, the Company issued convertible notes for approximately $230,000 and the proceeds were used to fund operations and repayments of some borrowings. In 2016, the Company borrowed approximately $104,000 from financial institutions and these borrowings had been used to fund operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2017 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of October 4, 2017, we dismissed Friedman LLP (“Friedman”) as our independent registered public accounting firm. Our Board of Directors approved the dismissal of Friedman on October 4, 2017, and on the same date, approved the engagement of ShineWing Australia (“ShineWing”) as our independent registered public accounting firm. The reports of Friedman on our financial statements for the fiscal years ended December 31, 2016 and 2015 did not contain an adverse opinion, and they were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included a going concern qualification.

During our fiscal years ended December 31, 2016 and 2015 and the subsequent interim period preceding their dismissal, there were no disagreements with Friedman, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Friedman, would have caused them to make reference to the subject matter of the disagreement in connection with their report on our financial statements.

During our fiscal years ended December 31, 2016 and 2015 and the interim periods preceding their engagement, and through October 4, 2017, neither we nor anyone on our behalf consulted with ShineWing regarding either (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided nor oral advice was provided to us that ShineWing concluded was an important factor considered by us in reaching adecision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our senior management concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2017, our senior management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives;and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our senior management in connection with the review of our financial statements as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2017, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.
OTHER INFORMATION

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding our current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors

Executive Officers
Zhang Yiwen	30	Chief Executive Officer, President and Director (Chairman)	September 19, 2017
Chris Lim	45	Chief Financial Officer	N/A
Simon Rees	46	Chief Operating Officer	N/A
Eter Huang	35	Treasurer	N/A

Non-Employee Directors
Zhang Leping	51	Director	September 19, 2017
Fan Yang	33	Director	February 5, 2018

Directors hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors, individually or collectively consent in writing to the action.

Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during at least the past five years for our executive officers and directors is set forth below. In addition, for each director, set forth below is a summary of the specific experience, qualifications, attributes or skills that led to the conclusion that the person should serve as a director of the Company.

Zhang Leping is the mother of Zhang Yiwen. No other familial relationships exist among our officers and directors.

Executive Officers

Zhang Yiwen has served as our President, Chief Executive Officer and Chairman since the September 19, 2017 closing of the Acquisition. He founded Sincerity Australia Pty Ltd in November 2005 and has served as its general manager since its inception. He has more than 10 years of experience in the plastics and packaging industries including well-developed relationships with significant packaging groups. He is skilled in business negotiations, operations management, strategic planning, business development and matters involving plastics. He received a Bachelor of Commerce Degree with a focus in accounting and finance from the Australia National University. We believe that Zhang Yiwen is qualified to serve on our board of directors based upon his industry and management experience.

Simon Rees has served as our Chief Operating Officer since the September 19, 2017 closing of the Acquisition. He is a Senior Manager with more than twenty years of experience in demanding management roles across two industries, two countries and considerable exposure to the Asia Pacific region. Experienced in import export distribution businesses, predominately in the Plastics and Packaging industries, he has close links and working relationships with all major suppliers and customers within the Australia/New Zealand market and Asia Pacific region. From 1993 to 2005, he held a number of senior management roles with Sealed Cryovac, a world leader in vacuum packaging, high performance laminates, and equipment manufacturing for the meat and food industries globally. From 2005 to 2010, Mr. Rees worked as business manager- packaging for Detmold Packaging (“Detmold”) a large, privately owned business based in Adelaide Australia focused on delivering paper and plastic packaging solutions for the New Zealand, Australia and Asia regions. At Detmold, Mr. Rees was responsible for operations and all manufacturing sites linked to packaging in the Asia pacific region. During this period, he developed extensive business networks in China and Indonesia. Mr. Rees was employed as the CEO for Burnside Plastics from 2010 to 2015 and is currently the State Manager for Propac Packaging. Mr. Rees holds a Degree in Strategic Management and Marketing from Waikato University and a post -graduate diploma in Packaging Technology from Massey University in New Zealand.

Chris Lim has served as our Chief Financial Officer since March 2, 2018. He has close to 20 years of professional Chartered Accounting experience. He holds a Bachelor of Commerce Degree from the University of Melbourne. Chris has held a number of positions throughout his career including Associate Director with Big 4 and Mid-Tier accounting firms. Chris has worked with many audit clients across public and private companies and not-for-profit organizations which covered a diverse range of industries including energy and resources, agriculture, manufacturing, distribution, financial services and not-for-profit. Chris started as an auditor with a mid-tier accounting firm, BDO Melbourne, in January 1999. When BDO Melbourne was merged into Deloitte, Chris continued his role at Deloitte until February 2010 holding the position of Client Director. Chris spent a year as the Group Finance Manager for a listed ASX Company, Q Limited, from March 2010 to February 2011. From March 2011 until December 2016 he worked for ShineWing Australia and held the position of Associate Director in their Assurance & Advisory Division. Chris started his own accounting practice, Chris Lim Accounting Solutions, in January 2017.

Eter Huang has served as our Treasurer since January 15, 2018. Eter is a Certified Practicing Accountant and received a Master Degree of Applied Commerce in Accounting from the University from the University of Melbourne. Eter has extensive working experience with public accounting firms in Australia and China and specializes in global supply chain services and mining industry companies. From October 2015 to January 2018, Eter was one of the core founders and appointed as a directory by New Venture Pty Ltd in Melbourne where she was in charge of daily business operations as well as account maintenance and financial reporting. From January 2012 until December 2015, Eter worked for ShineWing Australia in Melbourne as a senior consultant where she provided auditing and accounting services and worked with a broad spectrum of clients including non-profit entities, small to medium private organizations, small to medium US listed companies and large ASX listed enterprises. From August 2010 until November 2011, Eter was an auditor for ShineWing Shanghai in China and participated in various projects, including, but not limited to, IPOs, M&A due diligence and listed companies financial audits.

Non-Employee Directors

Zhang Leping has served as a Director since the September 19, 2017 closing of the Acquisition. She founded Changzhou Sincerity Plastics & Chemicals Technology Co Ltd in Sept, 2000 and has served as its general manager since its inception. She has more than 30 years of experience in plastic materials engineering. In addition to her extensive technical experience and knowledge, she is skilled in business negotiations, operations management, strategic planning and business development. We believe that Zhang Leping is qualified to serve on our board of directors based upon her industry and management experience.

Fan Yang has served as a Director since February 5, 2018. He has extensive sales and marketing experience in the power energy industry where he has demonstrated significant leadership and business development skills. He is a certified project manager professional. From October 2011 through the present he has worked for the International Business Unit of Sieyuan Electric Co. Ltd. as a Vice President. From March 2008 through September 2011 he worked as the Purchasing Manager for SIIC Group Russian Branch. From November 2006 through September 2007 he worked for Motorola China Research Center as an engineering intern. He received a Bachelor’s Degree in Russian and International Trade from Shanghai International Studies University. We believe that Fan Yang is qualified to serve on our Board of Directors based upon his management and marketing experience.

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the NASDAQ Marketplace Rules. Under such rules, our board of directors has determined that none of our directors are independent except for Fan Yang. Zhang Yiwen is not an independent director under these rules because he is an executive officer and principal shareholder of our company. Zhang Leping is not an independent director under these rules because Zhang Yiwen, her son, serves as an executive officer of ours and because of her ownership of Sincerity China, the principal manufacturer and technological agent for our products. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our Common Stock.

Role of Board in Risk Oversight Process

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our financial condition, development and commercialization activities, operations, strategic direction and intellectual property as more fully discussed in the section entitled “Risk Factors” appearing elsewhere in this Report. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The full board of directors discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. This enables the board of directors to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Board Committees

As our Common Stock is not presently listed for trading or quotation on a national securities exchange, we are not presently required to have board committees. However, we expect to establish an audit committee, a compensation committee and a nominating and corporate governance committee in the future in conjunction with the anticipated growth of our business, each of which will operate pursuant to a charter adopted by our board of directors. The composition and functioning of all of our committee will comply with all applicable requirements of the Sarbanes-Oxley Act of 2002 and SEC rules and regulations.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We will provide a copy of our Code of Business Conduct and ethics to any person without change upon request in writing to Sincerity Applied Materials Holdings Corp., 4 Avoca Street, South Yarra, Victoria 3141, Australia, Attn: Chief Executive Officer.

Limitation on Liability and Indemnification Matters

Our Articles of Incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Nevada law. Consequently, our directors and officers will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors or officers, except liability for:

● any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

● unlawful payments of dividends or unlawful stock repurchases or redemptions in violation of the Nevada Revised Statue.

Our Articles of Incorporation and ByLaws provide that we are required to indemnify our directors and officers, in each case to the fullest extent permitted by Nevada law. Our bylaws also provide that we are obligated to advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his, her or its actions in that capacity regardless of whether we would otherwise be permitted to indemnify him, her or it under Nevada law.

In addition to the indemnification required in our Articles of Incorporation and ByLaws, we intend to enter into indemnification agreements with each of our directors, officers and certain other employees. These agreements will provide for the indemnification of our directors, officers and certain other employees for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were our agents. We believe that these provisions in our Articles of Incorporation, ByLaws and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. This description of the limitation of liability and indemnification provisions of our Articles of Incorporation or ByLaws is qualified in its entirety by reference to these documents, each of which is included as an exhibit to this Report.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past 10 years:

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

Audit Committee Financial Expert

We have no separate audit committee at this time.  Our full board oversees our audits and auditing procedures. At this time none of our directors are an “audit committee financial expert” within the meaning of Item 407(d)(5) for SEC regulation S-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the year ended December 31, 2017, we believe that each person who at any time during the year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied their Section 16(a) filing requirements, although (i) certain reports were filed on a late basis, and (ii) Nils Ollquist and Praba Ganeshan did not make required filings.

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11.
EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2017 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2017 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2017 that received annual compensation during the fiscal year ended December 31, 2017 in excess of $100,000. None of our executive officers received annual compensation during the fiscal year ended December 31, 2017 in excess of $100,000.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Zhang	2017	36,131	-	-	-	-	-	-	36,131
	2016	-	-	-	-	-	-	-	-
Nils Ollquist	2017	36,131	-	1,900,000	-	-	-	-	1,936,131
	2016	-	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

We have one compensation plan approved by our stockholders, the 2013 Plan. As of December 31, 2017, we had no restricted stock units issued and outstanding. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements

The Company entered into an employment services agreement with Zhang Yiwen in October 2017 effective for an indefinite period. It provides for a base salary of $125,000 per annum and the payment of an annual bonus, if and when determined by the Board, in its sole discretion. Zhang Yiwen is eligible to participate in any other bonus or incentive programs established by the Company for executives of the Company. Zhang Yiwen is also entitled to receive stock options under the Company’s Equity Incentive Plans at the option of the Board.

The Company entered into an employment services agreement with Nils Ollquist in October 2017 effective for an indefinite period. The agreement was terminated in March 2018 in connection with Mr. Ollquist’s termination as an executive officer. It provided for a base salary of $125,000 per annum and the payment of an annual bonus, if and when determined by the Board, in its sole discretion. Nils Ollquist was also eligible to participate in any other bonus or incentive programs established by the Company for executives of the Company and was entitled to receive stock options under the Company’s Equity Incentive Plans at the option of the Board. In December 2017, the Company issued 1,000,000 shares of restricted common stock to a trust beneficially owned by the family of Nils Ollquist, as a bonus under the employment agreement.

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

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 16, 2018, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of April 16, 2018 through the exercise or conversion of any stock option, warrant, note or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by such person.

The percentage of shares beneficially owned is computed on the basis of 49,633,334 shares of Common Stock outstanding as of April 16, 2018. Shares of Common Stock that a person has the right to acquire within 60 days of April 16, 2018 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o Sincerity Applied Materials Holdings Corp., 4 Avoca Street, South Yarra, Victoria, Australia 3141.

	Shares Beneficially Owned
	Number	Percentage
5% Owners CKR Law LLP 1330 Avenue of the Americas New York, NY 10019	3,840,565	7.74%

Executive Officers and Directors:

Zhang Yiwen	39,462,4121	79.51%
Simon Rees	0	0%
Chris Lim	0	0%
Eter Huang	0	0%
Zhang Leping	0	0%
Fan Yang	1,650,0002	3.32%

All directors and executive officers as a group (6 persons)	41,112,412	82.83%

1 Represents 39,462,412 shares owned by the Zhang Family Trust, a trust in which Zhang Yiwen and his wife are the beneficial owners.
2 Represents 150,000 shares owned by Pure Boba Family Trust, Pure Boba Pty Ltd., Trustee, a trust beneficially owned by Fan Yang and 1,500,000 shares owned by Lina Liu, the wife of Fan Yang.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

SEC rules require us to disclose any transaction or currently proposed transaction in which we were a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or 1% of the average of our total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of our Common Stock, or an immediate family member of any of those persons.

Sales and Purchases of Securities

On October 4, 2005 SAPL issued 7,500 Ordinary Shares to Zhang Yiwen at a price of $1.00 per share or an aggregate of $7,500 and issued 2,500 Ordinary Shares to Yin Ting, the wife of Zhang Yiwen at a price of $1.00 per share or an aggregate of $2,500. On February 14, 2017 Zhang Yiwen and Yin Ting transferred all of their respective Ordinary Shares to the Zhang Family Trust, a trust in which Zhang Yiwen and Yin Ting are the beneficial owners. In conjunction with the September 19, 2017 closing under the Acquisitions Agreement, the 10,000 Ordinary Shares were exchanged with us in the Acquisition for 45,211,047 shares of Common Stock. In December 2017, the Zhang Family Trust transferred an aggregate of 4,748,635 shares to unrelated third parties in consideration of cash payments and/or services and transferred an additional 1,000,000 shares in February 2018.

On December 9, 2016 we entered into a Securities Purchase Agreement with CKR Law LLP (“CKR”) pursuant to which we issued 2,4987,724 shares of our restricted common stock to CKR and its designees in consideration of (i) the cancellation of an aggregate of $86,456.41 due from us to CKR for legal services and expense reimbursements; (ii) a cash payment of $43,614; and (iii) the commitment of CKR to fund certain of our future operating expenses.

In December 2017 Zhang Family Trust transferred 1,498,635 share of common stock to CKR in consideration of (i) certain legal fees due to CKR related to the Acquisition Agreement among us, Sincerity Australia Pty Ltd. and Zhang Family Trust; and (ii) CKR’s agreement to defer payment of certain other legal fees and expenses due to is by us.

In December 2017 Zhang Family Trust transferred 2,750,000 shares of common stock to Elysium Investment Holdings Pty Ltd. (“Elysium”) in consideration of financial advisory services. The beneficial owner of Elysium is Chengdu Holdings Pty Ltd which is the Trustee for the Avoca Trust, a trust beneficially owned by the family of Nils Ollquist. In April 2017, Elysium transferred 1,500,000 of these shares to Lina Liu.

In December 2017 we issued 1,000,000 shares of our restricted common stock to Chengdu Holdings Pty Ltd., as Trustee for the Avoca Trust, a trust beneficially owned by the family of Nils Ollquist, as a bonus under Mr. Ollquist’s employment arrangement with us.

On February 5, 2018 we issued 75,000 shares to Pure Boba Family Trust, a trust beneficially owned by Fan Yang at a price of $1.33333 per share or an aggregate of $100,000.

In April 2018, we issued 75,000 shares to Pure Boba Family Trust, a trust beneficially owned by Fan Yang at a price of $1.33333 per share or an aggregate of $100,000.

Loans from shareholders

The net loan balance due from the stockholder at December 31, 2017 amounts to $12,564 as compared to $93,671 and is subject to an unsecured loan agreement that requires interest at the rate of 5.8% per annum on balances outstanding for at least an entire year, and stipulates repayment within one year from the balance sheet date, subject to the lender’s discretion. The agreement also provides for future advances and payments at the discretion of the parties.

Bank credit line

The Company has a total $950,000 (AUD) bank credit line (approximately $740,000 (USD) at December 31, 2017) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at December 31, 2017) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at December 31, 2017, $117,211 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We do not presently maintain Directors’ and Officers’ Liability Insurance for our post-Acquisition officers and directors and do presently have indemnification agreements with our post-Acquisition officers and directors. We intend to obtain Directors’ and Officers’ Liability Insurance and enter into indemnification agreements with our post-Acquisition officers and directors in the future.

Employment Agreements

The discussion above under “Executive Compensation – Employment Agreements” is incorporated herein by reference.

Other Transactions

During the years ended December 31, 2017 and 2016 SAPL purchased approximately $839 and $50,820, respectively, in products from Sincerity China. Sincerity China is owned by Zhang Leping and her husband.

During the years ended December 31, 2017 and 2016 SAPL purchased approximately $962,640 and $0, respectively, in products from Shanghai Sincerity Co. Ltd. Shanghai Sincerity Co. Ltd. is owned by Zhang Leping and her husband.

During the year ended December 31, 2017, we paid $38,353 in financial consulting fees to OFS Capital Group, an entity in which Nils  Ollquist is a co-owner.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.”

ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended December 31, 2017 and December 31, 2016 are set forth in the table below:

Fee Category	Year ended December 31, 2017	Year ended December 31, 2016

Audit fees (1)	$70,487	$21,831
Audit-related fees (2)
Tax fees (3)
All other fees (4)
Total fees	$70,487	$21,831

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

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors.  The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2017, were approved by our board of directors.

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

The following exhibits are included as part of this report:

Exhibit	Description
2.1
Acquisition Agreement dated June 5, 2017 by and among the Registrant, Sincerity Australia Pty Ltd. (“SAPL”), and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2017)

2.2
Amendment No. 1 dated July 7, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2017)

2.3
Amendment No. 2 dated July 21, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2017.

2.4
Amendment No. 3 dated August 15, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2017.

2.5
Amendment No. 4 dated August 23, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2017.

2.6
Amendment No. 5 dated September 1, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2017.

2.7
Amendment No. 6 dated September 15, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2017)

3.1
Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-177500) filed with the Securities and Exchange Commission on October 25, 2011)

3.2
Certificate of Amendment of Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2013)

3.3
Certificate of Amendment of Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2017)

3.4
By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-177500) filed with the Securities and Exchange Commission on October 25, 2011

10.1
Form of September 2017 Lock-Up and No Short Selling Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.2
Form of September 2017 Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.3
Form of September 2017 PPO Warrant for Common Stock of Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.4
Form of September 2017 12% Senior Secured Convertible Note of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.5
Form of September 2017 Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.6
Form of September 2017 Security Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.7
Unsecured Loan Agreement dated March 31, 2017 between Zhang Yiwen (James Zhang) and Sincerity Australia Pty. Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.8
Sincerity Australia Pty. Ltd. Credit Line Letter Agreement dated November 24, 2016 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.9
Securities Purchase Agreement dated November 9, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2017)

10.10
Form of 12% Convertible Promissory Note Dated November 9, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2017)

10.11
Form of Class A Warrant dated November 9, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2017)

10.12
Form of Class B Warrant dated November 9, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2017)

10.13
Securities Purchase Agreement dated November 20, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2017)

10.14
12% Convertible Promissory Note dated November 20, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2017)

10.15
Registration Rights Agreement dated November 20, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2017)

10.16
Amendment No. 1 to Securities Purchase Agreement dated November 20, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2017)

10.17
Securities Purchase Agreement dated November 20, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018)

10.18
12% Convertible Promissory Note dated December 19, 2107(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018)

10.19
Registration Rights Agreement dated December 19, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018)

10.20
Registrant’s 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2013)

16.1
Letter from Friedman LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2017)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document***

101.SCH*	XBRL Taxonomy Extension Schema Document***

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document***

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Dated: April 17, 2018	By:	/s/ Zhang Yiwen
	Name:	Zhang Yiwen
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 17, 2018	By:	/s/ Zhang Yiwen
	Name:	Zhang Yiwen
	Title:	President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 17, 2018	By:	/s/ Chris Lim
	Name:	Chris Lim
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Dated: April 17, 2018	By:	/s/ Zhang Leping
	Name:	Zhang Leping
	Title:	Director

Dated: April 17, 2018	By:	/s/ Fan Yang
	Name:	Fan Yang
	Title:	Director

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sincerity Applied Materials Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sincerity Applied Materials Holdings Corp. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity / (deficit) and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States (“GAAP”) and Regulation S-X published by the US Securities and Exchange Commission (the “SEC”).

Substantial doubt related to going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1.3 to the financial statements, the Company has incurred a significant loss during the year and has current and net asset deficiencies. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

ShineWing Australia
Chartered Accountants

We have served as the Company's auditor since 2017. Melbourne, Australia

April 13, 2018

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets
As at December 31, 2017 and 2016

	Note	2017 $	2016 $
Assets
Cash and cash equivalents	4	63,649	32,979
Other assets	5	73,258	789
Accounts receivables	5	48,066	11,674
Total current assets		184,973	45,442

Property, plant and equipment, net of accumulated depreciation and amortization	6	52,302	77,483
Intangible assets, net		-	5,547
Deferred tax asset	11	56,892	-
Total non-current assets		109,194	83,030
Total assets		294,167	128,472
Liabilities and Stockholders’ Equity/(Deficit)
Liabilities
Accounts payables		176,046	5,617
Accrued and other liabilities	7	216,947	68,616
Long-term debt – current position	8	33,482	6,183
Line of credit	9	118,667	111,021
Related party loan		26,862	93,671
Convertible notes	10	435,190	-
Derivate liabilities	10	1,338,759	-
Income tax liabilities	11	-	12,436
Total current liabilities		2,345,953	297,544

Long-term debt – non-current position	8	38,795	76,402
Total non-current liabilities		38,795	76,402
Total liabilities		2,384,748	373,946
Equity
Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 49,483,334 and 45,211,027, respectively		49,483	45,211
Additional paid in capital		2,183,850	-
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(35,785)
Accumulated losses		(4,262,212)	(272,290)
Foreign currency translation differences	12	(8,191)	17,390
Total stockholders’ deficit		(2,090,581)	(245,474)
Total liabilities and stockholders’ equity		294,167	128,472

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations
For the Year ended December 31, 2017 and 2016

	Note	2017 $	2016 $
Revenue
Sales		2,150,977	914,614
Cost of sales		(1,951,022)	(639,478)
Gross profit		199,955	275,136

Operating expenses
Depreciation and amortization		40,857	30,692
Selling, general and administrative expenses		109,425	38,119
Employee expenses		1,972,262	-
Professional service fees		624,891	12,376
Bad debt expenses		42,424	64,299
Total operating expenses		2,789,859	145,486

(Loss)/Income from operations		(2,589,904)	129,650

Other income/(expenses)
Other income		33,142	18,973
Interest expense		(91,077)	(28,681)
Discount on Convertible note		(366,203)	-
Loss on issue of Warrant		(444,546)	-
Gain on derivative financial instrument		19,867	-
Fair value adjustment of Warrant liabilities		(555,877)	-
Foreign currency transaction loss		(51,165)	(29,384)
Total other expenses		(1,455,859)	(39,092)
Income/(Loss) from continuing operations before income tax expenses		(4,045,763)	90,558

Income tax benefit/(expense)	11	55,841	(25,082)

Net income/(loss) after income tax expense for the period		(3,989,922)	65,476

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		(25,281)	(12,851)
Other comprehensive income/(loss)		(25,281)	(12,851)

Total comprehensive income/(loss) for the period		(4,015,203)	52,625

Net (loss)/gain per share
Basic and diluted		(0.08)	-
Weighted average number of common stock outstanding
Basic and diluted		46,428,342	45,211,027

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)
For the Year ended December 31, 2017 and 2016

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Earnings	Accumulated Losses	Adjustments to equity to reflect retroactive application of reverse acquisition accounting	Total (Deficit)/Equity
Balance at
December 31, 2015	45,211,047	$45,211	-	$30,241	$(337,766)	$(35,785)	$(298,099)
Income after income tax
expense for the year	-	-	-	-	$65,476	-	$65,476
Other comprehensive
loss for the year	-	-	-	$(12,851)	-		$(12,851)
Total comprehensive
Income /(loss) for the year	-	-	-	$(12,851)	$65,476	-	$52,625

Balance at
December 31, 2016	45,211,047	$45,211	-	$17,390	$(272,290)	$(35,785)	$(245,474)
Loss after income tax
expense for the year	-	-	-	-	$(3,989,922)	-	$(3,989,922)
Other comprehensive
loss for the year			-	$(25,581)	-	-	$(25,581)
Recapitalization on September 19, 2017	3,122,287	$3,122	-	-	-	-	$3,122
Adjustments to equity to reflect retroactive application of reverse acquisition accounting	-	-	-	-	-	$(17,726)	$(17,726)
Share based payment - Cheasapeak	150,000	$150	$284,850	-	-	-	$285,000
Share based payment – Chendu Holdings Pty Ltd	1,000,000	$1,000	$1,899,000	-	-	-	$1,900,000
Total comprehensive
Income /(loss) for the year	4,272,287	$4,272	$2,183,850	$(25,581)	$(3,989,922)	$(17,726)	$(1,845,107)

Balance at
December 31, 2017	49,483,334	$49,483	$2,183,850	$(8,191)	$(4,262,212)	$(53,511)	$(2,090,581)

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows
For the Year ended December 31, 2017 and 2016

	2017	2016
	$	$
Cash flows from operating activities:
Net income/(loss)	(3,989,922)	65,476
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	35,310	30,453
Amortization of intangible assets	5,547	239
(Gain)/loss on assets disposal	(1,614)	1,734
FBT employee contribution	(31,528)	(20,399)
Bad debt expenses	42,424	64,299
Expenses paid by share issued	2,185,000	-
Expenses incurred by convertible notes issued	204,847	-
Expenses incurred by warrant issued	1,338,759	-
Net difference on foreign exchange	51,165	29,384
Net changes in operating assets and liabilities
Increase in trade and other receivables	(78,816)	(43,136)
Increase in other assets	(72,469)	-
Increase/(decrease) in trade and other payables	174,765	(178,631)
Increase in other liabilities	143,995	-
(Increase)/decrease in deferred tax asset	(56,892)	25,244
Increase/(decrease) in tax provision	(12,436)	12,436
Net cash used in operating activities	(61,865)	(12,901)
Cash flows from investing activities
Payments for property, plant and equipment	(5,216)	(304)
Net cash used in investing activities	(5,216)	(304)
Cash flows from financing activities
Proceeds from Convertible notes	230,343	-
Proceeds from borrowings	-	104,360
Repayment of borrowings	(1,414)	-
Repayment of advances from related entities	(35,280)	(4,868)
Payment of finance lease liabilities	(10,309)	(24,024)
Net cash provide by financing activities	183,340	75,468
Net increase in cash and cash equivalents	116,259	62,263
Effect of exchange rate changes on cash and cash equivalents	(70,985)	(41,631)
Adjustment to equity to reflect retroactive application of reverse acquisition accounting	(14,604)	-
Cash and cash equivalents at the beginning of period	32,979	12,347
Cash and cash equivalents at the end of period	$63,649	$32,979

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP. Notes to Consolidated Statements

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1
Nature of Operations

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

1.2
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

1.3
Going Concern Basis

The financial statements have been prepared on the going concern basis, which assumes continuity of normal business activities and the realization of assets and the settlement of liabilities in the ordinary course of business.

At December 31,2017, the company had a current asset deficiency of $2,160,980 and net asset deficiency of $2,090,581 (December 31, 2016 current asset deficiency of $252,102 and net asset deficiency $245,474). The Company reported an after tax loss of $3,989,922 for the year (2016 after tax income: $65,476). These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Despite the current asset deficiency, the company has prepared the financial statements on a going concern basis that contemplates the continuity of normal business activity, realization of assets and settlement of liabilities at the amounts recorded in the financial statements in the ordinary course of business.

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)
On January 9, 2018 the company entered into a Securities Purchase Agreement dated December 19, 2017 with one person pursuant to which the company sold a convertible promissory note in the principal amount of $83,500 due on December 19,2018.
(ii)
The company is in the process of arranging debtor financing with Scottish Pacific. The facility is for $1,500,000;
(iii)
The company is seeking private placements for USD 4.5 million with private and institutional investors in Australian and China; and
(iv)
The outstanding convertible promissory notes issued can be converted to equity.

In the event that the Company is unable to continue as a going concern it may be required to realize its assets and extinguish its liabilities other than in the ordinary course of business at amounts different from those stated in the financial statements.

The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

SINCERITY APPLIED MATERIALS HOLDINGS CORP. Notes to Consolidated Statements

1.4
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

1.5
Foreign Currency Translation

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder's deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the year ended December 31, 2017. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a loss of $51,165 for the year ended December 31, 2017; such translation adjustments are not subject to income taxes. Foreign currency transaction losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $25,281 for the year ended December 31, 2017, and is included in the accompanying statement of income for the period.

1.6
Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid short term investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short term nature of these instruments.

The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held in several Australian bank accounts. The Company regularly assesses the level of credit risk we are exposed to and whether there are better ways of managing credit risk. The Company invests its cash and cash equivalents with reputable financial institutions. The Company has not incurred any losses related to these deposits.

1.7
Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a regular basis and establishes an allowance for doubtful accounts, when deemed necessary, based on a history of past write- offs and collections and current credit conditions. A receivable is considered past-due based either on contractual terms or payment history. Accounts are written off as uncollectible after collection efforts have failed. In addition, The Company does not generally charge interest on past-due accounts or require collateral. It is at least reasonably possible that changes may occur in the near term that would affect management’s estimate of the allowance for doubtful accounts. At December 31, 2017, management determined that no allowance for doubtful accounts was required.

1.8
Property and Equipment

Property and equipment are recorded at cost. Costs of renewal and improvements that substantially extend the useful lives of assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years.

Derecognition
An item of plant and equipment is derecognized upon disposal or when no further economic benefits are expected from its use or disposal.

SINCERITY APPLIED MATERIALS HOLDINGS CORP. Notes to Consolidated Statements

1.9
Payables

Payables are carried at amortized cost and, due to their short-term nature, they are not discounted. They represent liabilities for goods and services provided to the Company prior to the end of the financial period that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services. The amounts are unsecured and are usually paid within 30 days of recognition.

1.10
Provisions

Provisions are recognized when the Company has a legal or constructive obligation, as a result of past events, for which it is probable that an outflow of economic benefits will result and that outflow can be reliably measured. Provisions are measured using the best estimate of the amounts required to settle the obligation at the end of the reporting period.

1.11
Leases

Leases of fixed assets, where substantially all the risks and benefits incidental to the ownership of the asset – but not the legal ownership – are transferred to entities in the consolidated group, are classified as finance leases.

Finance leases are capitalized by recognizing an asset and a liability at the lower of the amounts equal to the fair value of the leased property or the present value of the minimum lease payments, including any guaranteed residual values. Lease payments are allocated between the reduction of the lease liability and the lease interest expense for the period.

Leased assets are depreciated on a straight-line basis over the shorter of their estimated useful lives or the lease term.

Lease payments for operating leases, where substantially all the risks and benefits remain with the lessor, are recognized as expenses on a straight-line basis over the lease term.

1.12
Loans and Borrowings

All loans and borrowings are initially recognized at cost, being the fair value of the consideration received net of issue costs associated with the borrowing.

After initial recognition, interest-bearing loans and borrowings are subsequently measured at amortized cost using the effective interest method. Amortized cost is calculated by taking into account any issue costs, and any discount or premium on settlement.

1.13
Revenue Recognition

The Company recognizes revenue when the goods are delivered at the port of shipment by the supplier, the price is fixed or determinable, and collectability is reasonably assured.

Interest revenue is recognized using the effective interest method, which for floating rate financial assets is the rate inherent in the instrument.

All revenue is stated net of the amount of goods and services tax.

SINCERITY APPLIED MATERIALS HOLDINGS CORP. Notes to Consolidated Statements

1.14
Income Tax

We account for income taxes using the asset and liability method, under which the current income tax expense or benefit is the amount of income tax expected to be payable or refundable in the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.

We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of our deferred tax assets will not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through December 31, 2017.

1.15
Goods and Services Tax (GST)

Revenues, expenses and assets are recognized net of the amount of GST, except where the amount of GST incurred is not recoverable from the Australian Taxation Office (ATO).

Receivables and payables are stated inclusive of the amount of GST receivable or payable. The net amount of GST recoverable from, or payable to, the ATO is included with other receivables or payables in the statement of financial position.

Cash flows are presented on a gross basis. The GST components of cash flows arising from investing or financing activities, which are recoverable from or payable to the ATO, are presented as operating cash flows included in receipts from customers or payments to suppliers.

1.16
Impairment of Long-Lived Assets

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During year ended December 31, 2017, no impairment losses were recognized for long-lived assets.

SINCERITY APPLIED MATERIALS HOLDINGS CORP. Notes to Consolidated Statements

1.17
Stock-Based Compensation

The Company recognizes all employee share-based compensation as a cost in the consolidated financial statements. Equity-classified awards principally related to stock options, restricted stock units (“RSUs”) and performance stock units (“PSU”), are measured at the grant date fair value of the award. The Company determines grant date fair value of stock option awards using the Black-Scholes option-pricing model. The fair value of restricted stock awards is determined using the closing price of the Company’s common stock on the grant date. For service based vesting grants, expense is recognized over the requisite service period based on the number of options or shares expected to ultimately vest. For performance based vesting grants, expense is recognized over the requisite period until the performance obligation is met, assuming that it is probable. No expense is recognized for performance-based grants until it is probable the vesting criteria will be satisfied. Forfeitures are estimated at the date of grant and revised when actual or expected forfeiture activity differs materially from original estimates.

Stock-based payments to non-employees are re-measured at each reporting date and recognized as services are rendered, generally on a straight-line basis. The Company believes that the fair values of these awards are more reliably measurable than the fair values of the services rendered.

1.18
Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing income or losses available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed similar to basic net income or losses per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and of the additional common shares were dilutive. Diluted earnings (loss) per common share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under if –converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

1.19
Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is presented net of applicable income taxes in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders' equity instead of net income (loss).

SINCERITY APPLIED MATERIALS HOLDINGS CORP. Notes to Consolidated Statements

1.20
Recently Issued Accounting Standards

In February 2018, FASB issued Accounting Standards Update 2018-01; Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 which clarifies the application of the new leases guidance to land easements and eases adoption efforts for some land easements. This guidance in ASU 2018-01 is effective for annual periods ending after December 15, 2016, including interim period within those fiscal years and interim periods within annual periods beginning after December 15, 2016. An entity that early adopted Topic 842 should apply the amendments in this Update upon issuance. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In February 2018, FASB issued Accounting Standards Update 2018-02; Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in the ASU addresses the accounting issue pertaining to the deferred tax amounts that are “stranded” in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the Act). We do not expect that the adoption will have a material impact on our consolidated financial statements. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In February 2018, FASB issued Accounting Standards Update 2018-03; Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The technical corrections and improvements intended to clarify certain aspects of the guidance on recognizing and measuring financial assets and liabilities in ASU 2016-01. This includes equity securities without a readily determinable fair value, forward contracts and purchased options, presentation requirements for certain fair value option liabilities, fair value option liabilities denominated in foreign currency and transition guidance for equity securities without a readily determinable fair value. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early application is permitted in any interim period after issuance of the amendments as long as ASU 2016-01 is also adopted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

1.21
Reverse Acquisition Accounting

In accordance with “reverse acquisition” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Acquisition will be replaced with the historical financial statements of Sincerity Australia Pty Ltd (“SAPL”), prior to the Acquisition, in all future filings with the SEC. Consequently retroactive adjustments have been made to the equity balances of SAPL to reflect the equity balances of the legal parent company Sincerity Applied Materials Holdings Corp as required under ASC 805 and the application of reverse acquisition accounting.

2.
Critical Accounting Estimates and Judgements

The Directors evaluate estimates and judgements incorporated into the financial statements based on historical knowledge and best available current information. Estimates assume a reasonable expectation of future events and are based on current trends and economic data, obtained both externally and within the Company.

Key Estimates

(i)
Useful lives

The Company determines the estimated useful lives and related depreciation and amortization charges for its property and equipment and finite life intangible assets. The useful lives could change significantly as a result of technical innovations or some other event. The depreciation and amortization charge will increase where the useful lives are less than previously estimated lives, or technically obsolete or non-strategic assets that have been abandoned or sold will be written off or written down.

SINCERITY APPLIED MATERIALS HOLDINGS CORP. Notes to Consolidated Statements

(ii)
Income tax

The Company is subject to income taxes in the jurisdictions in which it operates. Significant judgement is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Company recognizes liabilities for anticipated tax audit issues based on the Company's current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

(iii)
Fair value measure of shares issued, convertible notes payable and common stock warrants

The calculation of the fair value of shares issued requires significant estimate to be made in regards to several variables. The estimations made are subject to variability that may alter the overall fair value determined.

Convertible notes payable are analyzed at issue date to determine balance sheet classification, issue discounts or premiums, and embedded or derivative features. Embedded or derivative features are evaluated in accordance with accounting guidance for derivative securities and, if the features give rise to separate accounting, we make an election to account for the notes at cost or at fair value. If fair value accounting is elected, on the issue date we record the difference between the issue price of the notes and their fair value as a gain or loss in the consolidated statement of operations. We re-measure the fair value at each reporting date and record again (upon a decrease in fair value) or loss (upon an increase in fair value) for the change in fair value. Fair value is determined using a black scholes valuation model with; inputs to the model include the market value of the underlying stock, a life equal to the contractual life of the notes, incremental borrowing rates that correspond to debt with similar credit worthiness, estimated volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of the notes. Following an analysis of their embedded and derivative features and a projection of the volatility of their effective interest rates under the cost method, we elected to utilize fair value accounting for the convertible notes payable we issued on during the year ended 31 December 2017. Management believes the fair value method of accounting provides a more appropriate presentation of these liabilities than would be provided under the cost method.

In accordance with ASC 480 “Distinguishing Liabilities from Equity,” we record the fair value of warrants issued for the purchase of common stock as a liability since the warrants call for issuance of registered shares upon exercise, a condition that we may not be able to accommodate and which would then result in a net settlement of the warrants. Until the time the warrants are exercised or expire, the fair value is assessed at each reporting date utilizing a black scholes valuation model and any change in value is recorded as a gain or loss component of other income (expense) in our consolidated statement of operations. Inputs to the valuation model are of the same nature as those used for our convertible notes payable.

Key Judgements

(i)
Provision for impairment of receivables

The provision for impairment of receivables assessment requires a degree of estimation and judgement. The level of provision is assessed by taking into account the recent sales experience, the ageing of receivables, historical collection rates and specific knowledge of the individual debtors’ financial position.

(ii)
Impairment

The Company assessed that no indicators of impairment existed at the reporting date and as such no impairment testing was performed.

SINCERITY APPLIED MATERIALS HOLDINGS CORP. Notes to Consolidated Statements

3.
Segment Information

The consolidated entity operates predominantly in one industry and one geographical segment, those being sales of technical advanced plastics materials in Australia, respectively.

4.
Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	2017	2016
Cash at bank	$61,587	$32,258
Petty Cash	2,062	721
	$63,649	$32,979

5.
Account Receivables and Other Assets

	2017	2016
Current
Account Receivables	$48,066	$11,674
Deferred Expenditure	73,258	789
	$121,324	$12,463

Deferred expenditure represented deposits paid to supplier for order processing.

6.
Property, Plant and Equipment

	2017	2016	Estimated Useful Lives
Vehicles	$115,698	$119,560	5 years
Office equipment and furniture and fixtures	25,565	18,723	5 years
	141,263	138,283
Less: accumulated depreciation	88,961	60,800
Total, net of accumulated depreciation	$52,302	$77,483

7.
Accrued and Other Liabilities

	2017	2016
Current
Accrued expenses	$72,952	$68,616
Wages Payable	14,298	-
Superannuation Liability	5,932	-
PAYG Withholding Tax	19,546	-
Annual Leave Liability	5,259	-
Deferred Income	98,960	-
	$216,947	$68,616

Deferred Income represented deposits received from customers for order processing.

SINCERITY APPLIED MATERIALS HOLDINGS CORP. Notes to Consolidated Statements

8.
Long-term debt

The Company has a chattel mortgage outstanding at December 31, 2017 secured by a motor vehicle requiring monthly payments approximating $2,700 (and a final payment approximating $38,795) that includes interest approximating 8.4%, and maturing on January 28, 2019. The components of the balance due under the chattel mortgage at December 31, 2017 are as follows:

	2017	2016
Chattel mortgage	$72,277	$82,585
Less: current portion	(33,482)	(6,183)
	$38,795	$76,402

Maturities of long-term debt at December 31, 2017 for each of the next five years and in the aggregate, are as follows:

	2017	2016
Next 12 months	$33,482	$32,400
2 years	38,795	32,400
3 years	-	17,785
	$72,277	$82,585

9.
Line of credit

	2017	2016
Business Loan	$117,211	$108,151
Business Credit Card	1,456	2,870
	$118,667	$111,021

The Company has a total $950,000 (AUD) bank credit line (approximately $740,000 (USD) at December 31, 2017) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at December 31, 2017) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at December 31, 2017, $117,211 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

10.
Convertible notes payable and Common stock warrant liability

Fair Value Measurements: We measure the fair value of our financial and non-financial assets and liabilities at each reporting date. Fair value is defined as the exchange price at which an asset or liability would be transferred in the principal or most advantageous market in an orderly transaction between market participants as of a measurement date. Accounting guidance provides an established hierarchy to be used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs; observable inputs are required to be used when available. Observable inputs are those used by market participants to value an asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are those that reflect our assumptions about factors that market participants would use to value an asset or liability. Fair value measurements are classified and disclosed in one of the following three categories:

SINCERITY APPLIED MATERIALS HOLDINGS CORP. Notes to Consolidated Statements

●
Level 1 – Quoted market prices for identical assets or liabilities in active markets at the measurement date;

●
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active or non-active markets, or other inputs that can be corroborated by observable market data for substantially the full term of an asset or liability; and,

●
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of an asset or liability, including management’s best estimate of the factors that market participants would use in pricing an asset or liability at the measurement date.

We carry our convertible notes payable and common stock warrant liability at fair value. We carry our other financial instruments at amortized cost; these items include cash, accounts payable, and accrued expenses. The carrying amounts of our cash and cash equivalents, accounts payable, and accrued expenses are considered to be reasonable estimates of their respective fair values due to their short-term nature and, therefore, fair value information is not provided in the following table.

Utilizing the lowest level inputs available under the measurement hierarchy, the fair values of our measured financial instruments comprise the following (we had no Level 1 and 2 financial instruments):

Liabilities:

Convertible notes payable and Common stock warrant liability

Level 3

Convertible Notes Payable	$435,190
Warrant to purchase common stock	$1,338,759

Our Level 3 financial liabilities consist of convertible notes payable (the “Notes”) and warrants for the purchase of common stock, all of which were issued as detailed below:

(i)
On September 19, 2017, in conjunction with the closing of the Acquisition, we sold 15 units of securities (the “Units”) in a private placement offering (the “September 2017 Offering”), at a purchase price of $10,000 per Unit (the “Unit Offering Price”), each Unit consisting of (i) one 12% senior secured convertible promissory note (the “Note”) in the face (principal) amount of $10,000 and (ii) one warrant (the “Warrant”) exercisable for a period of five years representing the right to purchase Thirty Three Thousand Three Hundred Thirty Four (33,334) shares of Common Stock;

(ii)
On November 9, 2017 we entered into a Securities Purchase Agreement with two persons, pursuant to which we sold (i) convertible promissory notes dated November 9, 2017 in the aggregate principal amount of $108,000 due on November 9, 2018, (ii) three-year Class A Warrants to purchase up to an aggregate of 102,858 shares of our common stock (subject to adjustment) at an initial exercise price of $6.00 per share (subject to adjustment), and (iii) three-year Class B Warrants to purchase up to an aggregate of 800,000 shares of our common stock (subject to adjustment) at an initial exercise price of $7.50 per share (subject to adjustment); and

(iii)
On December 19, 2017 we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $112,500 due on August 20, 2018.

	Convertible Notes Payable $	Warrant To Purchase Common Stock $
Fair Value on Issuance Date
– September 19, 2017	37,676	186,957
– November 19, 2017	200,991	257,589
– December 19, 2017	119,536	-
Total	358,203	444,546
Fair Value change at Balance Date	(19,867)	555,877
Fair Value balance at December 31, 2017	338,336	1,000,423

SINCERITY APPLIED MATERIALS HOLDINGS CORP. Notes to Consolidated Statements

The fair values of these liabilities as of their issuance date and the subsequent measurement date of December 31, 2017 were determined utilizing a Black-Scholes valuation model, which requires use of unobservable inputs. The inputs are determined by management, with the assistance of independent experts; they represent our best estimates, but involve certain inherent uncertainties. We used the market value of the underlying stock, a life equal to the contractual life of the financial instrument, incremental borrowing rates and bond yields that correspond to instruments of similar credit worthiness and the instrument’s remaining life, an estimate of volatility based on the historical prices of our trading securities, and we made assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of our Notes. A summary of the assumptions used to value the Notes and warrants at each valuation date in 2017 is as follows:

Convertible Notes

	September 19, 2017	December 31, 2017	November 19, 2017	December 31, 2017	December 19, 2017	December 31, 2017
Market price per share of common stock	$1.50	$1.90	$3.00	$1.90	$2.00	$1.90
Expected volatility of common stock	8%	39%	46%	55%	64%	69%
Expected life (year)	1	0.72	1	0.85	1	0.96
Bond yield of equivalent securities	11%	11%	11%	11%	11%	11%

Warrants

	September 19, 2017	December 31, 2017	November 19, 2017	December 31, 2017
Market price per share of common stock	$1.50	$1.90	$3.00	$1.90
Expected volatility of common stock	15%	69%	49%	69%
Expected life (year)	5	4.75	3	2.92
Bond yield of equivalent securities	11%	11%	11%	11%

A significant change in the market price per share, expected volatility, or bond yield of equivalent securities, in isolation, would result in significantly higher or lower fair value measurements. In combination, changes in these inputs could result in a significantly higher or lower fair value measurement if the input changes were to be aligned, or could result in a minimally higher or lower fair value measurement if the input changes were of a compensating nature.

SINCERITY APPLIED MATERIALS HOLDINGS CORP. Notes to Consolidated Statements

11.
Income Tax Expense

(a) The components of tax (expense)/income comprise:

	2017	2016
Current tax
- Australia	$55,387	$(25,082)
- US	-	-
- HK	454	-
Total	$55,841	$(25,082)

(b) The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:
- Australia	$(204,912)	$90,559
- US	(3,839,199)	-
- HK	(1,652)	-
Total	$(4,045,763)	$90,559

Income tax expense/(credit) at statutory rate:
- Australia	$(56,351)	$24,904
- US	(806,232)	-
- HK	(454)	-
Total	$(863,037)	$24,904

Tax effect amounts which are not deductible/(taxable) in calculating taxable income:
Valuation allowance	806,232	-
Other non-allowable items	964	178
Consolidated income tax expense/(income)	$(55,841)	$25,082

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At December 31, 2017, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of our deferred tax balance was $806,232 that is fully offset by a corresponding decrease to our valuation allowance.

Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has provisionally determined that there is no deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2018.

As of December 31, 2017, we had deferred tax assets of $863,037 and have established a valuation allowance of $806,232 against those deferred tax assets due to the uncertainty surrounding our ability to generate future taxable income to realize those assets.

SINCERITY APPLIED MATERIALS HOLDINGS CORP. Notes to Consolidated Statements

12.
Other Comprehensive Earnings

	2017	2016
Foreign currency translation reserve	$(8,191)	$17,390

13.
Auditors’ Remuneration

	2017	2016
Auditors of the Company

Review and Audit of financial reports	$70,487	21,831

14.
Capital and Leasing Commitments

There was no capital or leasing expenditure at December 31, 2017.

15.
Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

16.
Related Party Transactions

(a)
Subsidiary

Sincerity Australia Pty Ltd which is incorporated in Australia and Prana Hong Kong Limited which is incorporated in Hong Kong are wholly owned subsidiaries of Sincerity Applied Materials Holdings Corp.

(b)
Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	2017	2016
Loan from Stockholder	$12,564	$93,671

The following transactions occurred with related parties:

Purchase from Changzhou Sincerity Plastics and Chemicals Technology Ltd	$839	$50,820

Purchase from Shanghai Sincerity Co Ltd	$962,640	-

Shares issued to Chengdu Holdings Pty Ltd (i)	$1,900,000	-

Consultant fee paid to OFS Capital Group(ii)	$38,353	-

SINCERITY APPLIED MATERIALS HOLDINGS CORP. Notes to Consolidated Statements

(i)
The company has issued 1,000,000 shares of restricted common stock at $1.90 to Chengdu Holdings Pty Ltd, as Trustee for the Avoca Trust, a trust beneficially owned by the family of Nils Ollquist, as a bonus under Mr. Ollquist’s employment arrangement with the company.
(ii)
The company paid consultant fees to OFS Capital Group, a company that Mr. Ollquist is associated with.

17.
Events After the Reporting Period

There has not arisen in the interval between the end of the financial period and the date of these financial statements any other item, transaction or event of a material and unusual nature likely, in the opinion of the Directors of the Company, to affect significantly the operation of the company, the results of those operations, or the state of affairs of the company, in future financial years except for:

(i)
On January 9, 2018 we entered into a Securities Purchase Agreement dated December 19, 2017 with one person pursuant to which we sold a convertible promissory note in the principal amount of $83,500 due on December 19,2018;
(ii)
In April 2018, an investor subscribed for 75,000 of shares in the company at $1.33333 per share; and
(iii)
In April 2018, the Company has reached an agreement with the holders of the convertible notes and warrants, Emumah Funding, LLC and Fourth Man, LLC, issued in November 19, 2017. These convertible notes were issued for $108,000. The Company also issued three year warrants to the holders consisting of Class A Warrants to purchase up to an aggregate of 102,858 shares (subject to adjustment) of our common stock at an initial exercise price of $6.00 per share and Class B Warrants to purchase up to an aggregate of 800,000 shares (subject to adjustment) of our common stock at an initial exercise price of $7.50 per share. The Company has agreed to pay the holders $150,000 in cash to redeem the convertible notes and has offered to 15,000 shares to each warrant holder.