Form 10-Q
period 2018-03-31
Sincerity Applied Materials Holdings Corp.
filed 2018-05-15
CIK 1532595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55475

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	45-2859440
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Level 4, 10 Yarra Street South Yarra, Australia	VIC 3141
(Address of principal executive offices)	(Zip Code)

+ 61-3-98230361

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller Reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2018, there were 49,633,334 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
QUARTERLY PERIOD ENDED

MARCH 31, 2018 and 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at March 31, 2018 and December 31, 2017

	Note	March 31, 2018 $	December 31, 2017 $

Assets
Cash and cash equivalents	4	75,475	63,649
Other assets	5	25,616	73,258
Accounts receivables	5	257,853	48,066
Total current assets		358,944	184,973

Property, plant and equipment, net of accumulated depreciation and amortization	6	47,463	52,302
Deferred tax asset	11	11,032	56,892
Total non-current assets		58,495	109,194
Total assets		417,439	294,167

Liabilities and Stockholders’ Equity/(Deficit)
Liabilities
Accounts payables		597,946	176,046
Accrued and other liabilities	7	186,997	216,947
Long-term debt – current position	8	62,816	33,482
Line of credit	9	116,780	118,667
Related party loan		44,492	26,862
Convertible notes	10	644,912	435,190
Derivate liabilities	10	1,325,524	1,338,759
Income tax liabilities	11	-	-
Total current liabilities		2,979,467	2,345,953

Long-term debt – non-current position	8	-	38,795
Total non-current liabilities		-	38,795
Total liabilities		2,979,467	2,384,748
Equity
Preferred stock Authorized: $0.001 par value, 10,000,000 shares authorized Issued and outstanding: nil preferred shares
Common stock Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 49,558,334 and 49,483,334, respectively		49,558	49,483
Additional paid in capital		2,283,775	2,183,850
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(4,847,369)	(4,262,212)
Foreign currency translation differences	12	5,519	(8,191)
Total stockholders’ deficit		(2,562,028)	(2,090,581)
Total liabilities and stockholders’ equity		417,439	294,167

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations

For the three months ended March 31, 2018 and 2017

		Three months ended March
	Note	2018 $	2017 $
Revenue
Sales		475,913	206,830
Cost of sales		(453,007)	(76,530)
Gross profit		22,906	130,300

Operating expenses
Depreciation and amortization		6,508	22,643
Selling, general and administrative expenses		27,783	7,895
Employee expenses		24,697	-
Professional service fees		376,608	93,416
Bad debt expenses		-	11,014
Total operating expenses		435,596	134,968

Loss from operations		(412,690)	(4,668)

Other income/(expenses)
Other income		5,388	-
Interest expense		(128,329)	(7,564)
Other Finance cost		(9,975)	-
Discount on Convertible note		(86,744)	-
Gain on derivative financial instrument		130,254	-
Fair value adjustment of Warrant liabilities		(30,275)	-
Foreign currency transaction loss		(6,837)	(2,148)
Total other expenses		(126,518)	(9,712)
Loss from continuing operations before income tax expenses		(539,208)	(14,380)

Income tax benefit/(expense)	11	(45,949)	38,675

Net income/(loss) after income tax expense for the period		(585,157)	24,295

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		13,710	(15,341)
Other comprehensive income/(loss)		13,710	(15,341)

Total comprehensive income/(loss) for the period		(571,447)	8,954

Net (loss)/gain per share
Basic and diluted		(0.01)	-
Weighted average number of common stock outstanding
Basic and diluted		49,529,167	45,211,027

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows

For the three months ended March 31, 2018 and 2017

	Three months ended March
	2018	2017
	$	$
Cash flows from operating activities:
Net income/(loss)	(585,157)	24,295
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	6,508	22,543
Amortization of intangible assets	-	100
FBT employee contribution	(5,388)	-
Bad debt expenses	-	11,014
Expenses incurred by convertible notes issued	126,222	-
Derivate liability	(13,235)	-
Net difference on foreign exchange	6,926	1,058
Other Finance cost	9,975	6,060
Net changes in operating assets and liabilities
Increase in trade and other receivables	(209,787)	(69,769)
(Increase)/decrease in other assets	47,642	(40,885)
Increase in trade and other payables	474,462	103,957
Decrease in other liabilities	(82,512)	-
(Increase)/decrease in deferred tax asset	45,860	(39,001)
Increase in tax provision	-	1,416
Net cash (used in)/ provide by operating activities	(178,484)	20,788
Cash flows from investing activities
Payments for property, plant and equipment	-	(11,374)
Net cash used in investing activities	-	(11,374)
Cash flows from financing activities
Proceeds from Convertible notes	83,500	-
Proceeds from issue of ordinary shares	100,000	-
Advances from related entities	23,018	-
Finance cost paid	(9,975)	-
Proceeds from borrowings	-	5,373
Repayment of borrowings	(1,887)	-
Repayment of advances from related entities	-	(18,722)
Payment of finance lease liabilities	(9,461)	(3,285)
Net cash (used in)/ provide by financing activities	185,195	(16,634)
Net increase in cash and cash equivalents	6,711	(7,220)
Effect of exchange rate changes on cash and cash equivalents	5,115	(9,629)
Adjustment to equity to reflect retroactive application of reverse acquisition accounting	-	-
Cash and cash equivalents at the beginning of period	63,649	32,979
Cash and cash equivalents at the end of period	$75,475	$16,130

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

Sincerity Applied Material Holdings Corp (the “Company’’) is a specialized provider of technologically advanced packing materials for the automotive, packaging, building & construction, and engineering industries, with headquarters located near Melbourne, Australia. The Company’s primary customer is an unrelated entity with global operations that accounts for approximately 80% - 90% of The Company’s revenue, and The Company’s primary suppliers are in China and Malaysia.

1.2	Basis of Accounting

The accompanying financial statements include the accounts of Sincerity Applied Material Holdings Corp which is a company domiciled in Australia. These financial statements have been prepared in accordance with the accounting principles generally accepted in the United States (“GAAP”) and Regulation S-X published by the US Securities and Exchange Commission (the “SEC”). Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the prior period net income, accumulated deficit, net assets, or total shareholders’ deficit. The Company has evaluated events or transactions through the date of issuance of this report in conjunction with the preparation of these consolidated financial statements. All amounts presented are in US dollars, unless otherwise noted.

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

At March 31,2018, the company had a current asset deficiency of $2,620,523 and net asset deficiency of $2,562,028 (December 31, 2017 current asset deficiency of $2,160,980 and net asset deficiency $2,090,581). The Company reported an after tax loss of $585,157 for the three months ended March 31,2018 (March 31, 2017 after tax income: $24,295).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	On January 9, 2018 the company entered into a Securities Purchase Agreement dated December 19, 2017 with one person pursuant to which the company sold a convertible promissory note in the principal amount of $83,500 due on December 19,2018.

(ii)	The company has arranged debtor financing with a financial institution. The facility is for $1,500,000;

(iii)	The company is seeking private placements for USD 4.5 million with private and institutional investors in Australian and China; and

(iv)	The outstanding convertible promissory notes issued can be converted to equity.

If the Company is unable to continue as a going concern it may be required to realize its assets and extinguish its liabilities other than in the ordinary course of business at amounts different from those stated in the financial statements.

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder’s deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the three months ended March 31, 2018. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a loss of $6,837 for the three months ended March 31, 2018; such translation adjustments are not subject to income taxes. Foreign currency transaction losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $13,710 for the three months ended March 31, 2018, and is included in the accompanying statement of income for the period.

1.6	Cash and Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid short term investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short term nature of these instruments.

The Company’s financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held in several Australian bank accounts. The Company regularly assesses the level of credit risk we are exposed to and whether there are better ways of managing credit risk. The Company invests its cash and cash equivalents with reputable financial institutions. The Company has not incurred any losses related to these deposits.

1.7	Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a regular basis and establishes an allowance for doubtful accounts, when deemed necessary, based on a history of past write- offs and collections and current credit conditions. A receivable is considered past-due based either on contractual terms or payment history. Accounts are written off as uncollectible after collection efforts have failed. In addition, The Company does not generally charge interest on past-due accounts or require collateral. It is at least reasonably possible that changes may occur in the near term that would affect management’s estimate of the allowance for doubtful accounts. At March 31, 2018, management determined that no allowance for doubtful accounts was required.

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

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through March 31, 2018.

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

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During the three months ended March 31, 2018, no impairment losses were recognized for long-lived assets.

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

Comprehensive income (loss) is presented net of applicable income taxes in the accompanying consolidated statements of stockholders’ equity and comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders’ equity instead of net income (loss).

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

The Company is subject to income taxes in the jurisdictions in which it operates. Significant judgement is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

(iii)	Fair value measure of shares issued, convertible notes payable and common stock warrants

The calculation of the fair value of shares issued requires significant estimate to be made in regards to several variables. The estimations made are subject to variability that may alter the overall fair value determined.

Convertible notes payable are analyzed at issue date to determine balance sheet classification, issue discounts or premiums, and embedded or derivative features. Embedded or derivative features are evaluated in accordance with accounting guidance for derivative securities and, if the features give rise to separate accounting, we make an election to account for the notes at cost or at fair value. If fair value accounting is elected, on the issue date we record the difference between the issue price of the notes and their fair value as a gain or loss in the consolidated statement of operations. We re-measure the fair value at each reporting date and record again (upon a decrease in fair value) or loss (upon an increase in fair value) for the change in fair value. Fair value is determined using a black scholes valuation model with; inputs to the model include the market value of the underlying stock, a life equal to the contractual life of the notes, incremental borrowing rates that correspond to debt with similar credit worthiness, estimated volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of the notes. Following an analysis of their embedded and derivative features and a projection of the volatility of their effective interest rates under the cost method, we elected to utilize fair value accounting for the convertible notes payable we issued on during the three months ended 31 March 2018. Management believes the fair value method of accounting provides a more appropriate presentation of these liabilities than would be provided under the cost method.

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

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	March 31, 2018	December 31, 2017

Cash at bank	$73,433	$61,587
Petty Cash	2,042	2,062
	$75,475	$63,649

5.	Account Receivables and Other Assets

	March 31, 2018	December 31, 2017
Current
Account Receivables	$257,853	$48,066
Prepayment	2,304	-
Deferred Expenditure	23,312	73,258
	$283,469	$121,324

Deferred expenditure represented deposits paid to supplier for order processing.

6.	Property, Plant and Equipment

	March 31, 2018	December 31, 2017	Estimated Useful Lives
Vehicles	$115,698	$115,698	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	141,263	141,263
Less: accumulated depreciation	93,800	88,961
Total, net of accumulated depreciation	$47,463	$52,302

7.	Accrued and Other Liabilities

	March 31, 2018	December 31, 2017
Current
Accrued expenses	$125,514	$72,952
Wages Payable	-	14,298
Superannuation Liability	7,774	5,932
PAYG Withholding Tax	25,617	19,546
Annual Leave Liability	6,893	5,259
Deferred Income	21,199	98,960
	$186,997	$216,947

Deferred Income represented deposits received from customers for order processing.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

8.	Long-term debt

The Company has a chattel mortgage outstanding at March 31, 2018 secured by a motor vehicle requiring monthly payments approximating $3,100 (and a final payment approximating $35,000) that includes interest approximating 8.4%, and maturing on January 28, 2019. The components of the balance due under the chattel mortgage at March 31, 2018 are as follows:

	March 31, 2018	December 31, 2017

Chattel mortgage	$62,816	$72,277
Less: current portion	(62,816)	(33,482)
	-	$38,795

Maturities of long-term debt at March 31, 2018 for each of the next five years and in the aggregate, are as follows:

	March 31, 2018	December 31, 2017

Next 12 months	$62,816	$33,482
2 years	-	38,795
3 years	-	-
	$62,816	$72,277

9.	Line of credit

	March 31, 2018	December 31, 2017

Business Loan	$115,211	$117,211
Business Credit Card	1,569	1,456
	$116,780	$118,667

The Company has a total $950,000 (AUD) bank credit line (approximately $740,000 (USD) at March 31, 2018) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at March 31, 2018) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at March 31, 2018, $115,211 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

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

Utilizing the lowest level inputs available under the measurement hierarchy, the fair values of our measured financial instruments comprise the following (we had no Level 1 and 2 financial instruments):

Liabilities:

Convertible notes payable and Common stock warrant liability

Level 3

Convertible Notes Payable	$644,912
Warrant to purchase common stock	$1,030,698

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

(iii)	On December 19, 2017 we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $112,500 due on August 20, 2018; and

(iv)	On January 9,2018, we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $83,500 due on January 9, 2019.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

	Convertible Notes Payable $	Warrant To Purchase Common Stock $
Fair Value on Issuance Date
- September 19, 2017	37,676	186,957
- November 9, 2017	200,991	42,816
- December 19, 2017	119,536	214,773
- January 9, 2018	86,744	-
Total	444,947	444,546
Fair Value change at Balance Date	(150,121)	586,152
Fair Value balance at March 31, 2018	294,826	1,030,698

The fair values of these liabilities as of their issuance date and the subsequent measurement date of March 31, 2018 were determined utilizing a Black-Scholes valuation model, which requires use of unobservable inputs. The inputs are determined by management, with the assistance of independent experts; they represent our best estimates, but involve certain inherent uncertainties. We used the market value of the underlying stock, a life equal to the contractual life of the financial instrument, incremental borrowing rates and bond yields that correspond to instruments of similar credit worthiness and the instrument’s remaining life, an estimate of volatility based on the historical prices of our trading securities, and we made assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of our Notes. A summary of the assumptions used to value the Notes and warrants at each valuation date in 2018 is as follows:

Convertible Notes

	September 19, 2017	March 31, 2018	November 9, 2017	March 31, 2018	December 19, 2017	March 31, 2018	January 9, 2018	March 31, 2018

Market price per share of common stock	$1.50	$2.55	$3.00	$2.55	$2.00	$2.55	$1.90	$2.55
Expected volatility of common stock	8%	43%	46%	60%	64%	62%	55%	62%
Expected life (year)	1	0.55	1	0.61	1	0.72	1	0.78
Bond yield of equivalent securities	11%	11%	11%	11%	11%	11%	11%	11%

Warrants

	September 19, 2017	March 31, 2018	November 9, 2017	March 31, 2018	December 19, 2017	March 31, 2018

Market price per share of common stock	$1.50	$2.55	$3.00	$2.55	$3.00	$2.55
Expected volatility of common stock	15%	64%	49%	64%	49%	64%
Expected life (year)	5	4.50	3	2.67	3	2.67
Bond yield of equivalent securities	11%	11%	11%	11%	11%	11%

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

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

11.	Income Tax Expense

(a)	The components of tax (expense)/income comprise:

		March 31, 2018	December 31, 2017
Current tax
- Australia		$11,010	$55,387
- US		-	-
- HK		22	454
	Total	$11,032	$55,841

(b)	The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:

- Australia		($41,049)	($204,912)
- US		(498,077)	(3,839,199)
- HK		(81)	(1,652)
	Total	($539,207)	($4,045,763)

Income tax expense/(credit) at statutory rate:
- Australia		($11,289)	($56,351)
- US		(104,596)	(806,232)
- HK		(22)	(454)
	Total	($115,907)	($863,037)

Tax effect amounts which are not deductible/(taxable) in
calculating taxable income:
Valuation allowance		104,596	806,232
Other non-allowable items		279	964
Consolidated income tax income		($11,032)	($55,841)

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At March 31, 2018, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of our deferred tax balance was $104,596 that is fully offset by a corresponding decrease to our valuation allowance.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has provisionally determined that there is no deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2018.

As of March 31, 2018, we had deferred tax assets of $115,907 and have established a valuation allowance of $104,596 against those deferred tax assets due to the uncertainty surrounding our ability to generate future taxable income to realize those assets.

12.	Other Comprehensive Earnings

	March 31, 2018	December 31, 2017

Foreign currency translation reserve	$5,519	($8,191)

13.	Capital and Leasing Commitments

There was no capital or leasing expenditure at March 31, 2018.

14.	Contingencies

From time to time, the Company is involved in routine litigation that arises in the ordinary course of business. There are no pending significant legal proceedings to which the Company is a party for which management believes the ultimate outcome would have a material adverse effect on the Company’s financial position.

15.	Related Party Transactions

(a)	Subsidiary

Sincerity Australia Pty Ltd which is incorporated in Australia and Prana Hong Kong Limited which is incorporated in Hong Kong are wholly owned subsidiaries of Sincerity Applied Materials Holdings Corp.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

(b)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	March 31, 2018	December 31, 2017

Loan from Stockholder	$44,492	$12,564

	Three months ended March
	2018	2017

Purchase from Changzhou Sincerity Plastics and Chemicals Technology Ltd	-	$839

Purchase from Shanghai Sincerity Co Ltd	$76,028	-

16.	Events After the Reporting Period

There has not arisen in the interval between the end of the financial period and the date of these financial statements any other item, transaction or event of a material and unusual nature likely, in the opinion of the Directors of the Company, to affect significantly the operation of the company, the results of those operations, or the state of affairs of the company, in future financial years except for:

(i)	In April 2018, an investor subscribed for 75,000 of shares in the company at $1.33333 per share; and

(ii)	In April 2018, the Company has settled with the holders of the convertible notes and warrants, Emumah Funding, LLC and Fourth Man, LLC, issued in November 19, 2017. These convertible notes were issued for $108,000. The Company also issued three year warrants to the holders consisting of Class A Warrants to purchase up to an aggregate of 102,858 shares (subject to adjustment) of our common stock at an initial exercise price of $6.00 per share and Class B Warrants to purchase up to an aggregate of 800,000 shares (subject to adjustment) of our common stock at an initial exercise price of $7.50 per share. The Company has paid the holders $150,000 in cash to redeem the convertible notes and has offered to 15,000 shares to each warrant holder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Over the past 3 years, SAPL has refocused its marketing efforts towards larger resellers and distributors in Australia, allowing SAPL to build strong relationships with key industry players who acquire its products for their own distribution and reseller networks. Research and investment in addressing the key fresh food issue of plastic film "breathability" has created a unique technology platform whereby air circulation in packaged foods can be adjusted according to the type of food. This has the effect of prolonging shelf life, key to building relationship metrics within the food retailing industry. SAPL recently started to supply Visy Industries, with high technology, breathable plastic film for use in Visy Industries’ packaging supply contract with the other dominant player in Australia's supermarket industry.

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

SAPL supplies Australian market with a well-diversified product range, while commodity type provides a strong foundation of business grow, the value adding innovations on each product will bring SAPL to the next level and expand for beyond Australia.

SAPL is expanding very fast but still in mid early stage of growing, in short term the proceeds generated out of the business is not sufficient to cover the expense of a full SEC reporting public company, also the fast organic growth business needs more working capital. Therefore, SINC initiated a private placement offering of 3million shares at USD1.5/share to fellow investors, which should be sufficient to cover business growth and following acquisitions.

Results of Operations

The following tables set forth our condensed statements of income data:

	Three Months ended March 31,
	2018 ($)	2017 ($)
Revenue
Sales	475,913	206,830
Cost of sales	(453,007)	(76,530)
Gross profit	22,906	130,300

Operating expenses
Depreciation and amortization	6,508	22,643
Selling, general and administrative expenses	27,783	7,895
Employee expenses	24,697	-
Professional service fees	376,608	93,416
Bad debt expenses	-	11,014
Total operating expenses	435,596	134,968

Loss from operations	(412,690)	(4,668)

Other income/(expenses)
Other income	5,388	-
Interest expense	(128,329)	(7,564)
Other Finance cost	(9,975)	-
Discount on Convertible note	(86,744)	-
Gain on derivative financial instrument	130,254	-
Fair value adjustment of Warrant liabilities	(30,275)	-
Foreign currency transaction loss	(6,837)	(2,148)
Total other expenses	(126,518)	(9,712)
Loss from continuing operations before income tax expenses	(539,208)	(14,380)

Income tax benefit/(expense)	(45,949)	38,675

Net income/(loss) after income tax expense for the period	(585,157)	24,295

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations	13,710	(15,341)
Other comprehensive income/(loss)	13,710	(15,341)

Total comprehensive income/(loss) for the period	(571,447)	8,954

Net (loss)/gain per share
Basic and diluted	(0.01)	-
Weighted average number of common stock outstanding
Basic and diluted	49,529,167	45,211,027

Revenues

Revenue was $475k for the three months ended March 31, 2018, compared to $207k for the three months ended March 31, 2017, an increase of $268k. The increase was the result of the increased volume of products sold to our key customers during the quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses was $28k for the three months ended March 31, 2018, compared to $8k for the three months ended March 31, 2017. The increase was primarily due to filing and listing fees paid as a public company and increase in advertising expenditures.

Professional service fees

Professional service fees were $377k for the three months ended March 31, 2018, compared to $93k for the three months ended March 31,2017. The increased was due to increase in accounting fees, payments to consultants and attorney relating to the fund raising and the recently completed reverse acquisition.

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

Other income and expenses was $539k for the three months ended March 31, 2018, compared to $14k for the three months ended March 31, 2017. The increase was due to the recognition of convertible notes and warrants at fair value at issuance and fair value re-measurement at reporting date

Liquidity and Capital Resources

As at March 31, 2018, we had a working capital deficit of $2,620,523 compared with a working capital deficit of $2,160,980 as at December 31, 2017. The deterioration in working capital is primarily a result of our issuance of convertible note and our increased business activity.

Our primary uses of cash have been for operations and payments for costs relating to the September 2017 reverse acquisition. The main sources of cash have been from operational revenues and issuance of convertible note and common stock.

The Company believes that cash flow from operations together with planned private placements and debtor financing currently in place will be sufficient to sustain its current level of operations for at least the next twelve months of operations. In addition, the convertible notes can be converted into equity.

As of March 31, 2018, we had cash and cash equivalents of approximately $75,000 which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

●	The Company has successfully arranged debtor financing with a financial institution in April 2018. The facility is for $1,500,000 ; and
●	The Company is seeking private placements for up to $4,500,000 with private and institutional investors in Australia and China. The Company has managed to raise $100,000 as part of this private placement to date.

Net cash used for operating activities was approximately $178,000 for the three months ended March 31, 2018 compared with approximately $20,000 net cash provided for three months ended March 31, 2017. In the three months ended March 31, 2018, the net cash used for operating activities primarily reflects the loss from operations of approximately $585,000 with approximately $276,000 used for changes in operating assets and liabilities, offset by non-cash items of approximately $125,000 and amortization and depreciation of approximately $7,000 that had no effect on cash flows.

In the three months ended March 31, 2017, the net cash provided by operating activities primarily reflects income from operations of approximately $21,000 with approximately $184,000 in changes in operating assets and liabilities, offset by non-cash items of approximately $47,000 and amortization and depreciation of approximately $23,000 that had no effect on cash flows.

Net cash used for investing activities of approximately $Nil and $11,000 relates to purchase of office equipment for the three months ended March 31, 2018 and three months ended March 31, 2017, respectively.

Net cash provided by financing activities was approximately $185,000 for the three months ended March 31, 2018 compared to net cash used for financial activities for the three months ended March 31, 2017. In the three months ended March 31, 2018, the Company issued convertible notes for approximately $84,000 and issued common stock for approximately $100,000 and these proceeds were used to fund operations and repayments of some borrowings. For the three months ended March 31, 2017, the Company repaid approximately $16,000 to related entities.

Critical Accounting Policies and Estimates

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2018 our disclosure controls and procedures were not effective due to material weaknesses resulting from our internal controls  and procedures including (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of an audit committee financial expert (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K) on our board of directors; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There are no unregistered sales of equity securities during the period covered by this report that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

May 15, 2018	By:	/s/ Zhang Yiwen
Zhang Yiwen Chief Executive Officer (Principal Executive Officer)

May 15, 2018	By:	/s/ Chris Lim
Chris Lim Chief Financial Officer (Principal Financial and Accounting Officer)

