Form 10-Q
period 2018-06-30
Sincerity Applied Materials Holdings Corp.
filed 2018-08-14
CIK 1532595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55475

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	45-2859440
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4 Avoca Street, South Yarra, VIC, 3141, Australia	VIC 3141
(Address of principal executive offices)	(Zip Code)

+1-732-910-9692

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

As of August 14, 2018, there were 50,413,334 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
QUARTERLY PERIOD ENDED

JUNE 30, 2018 and 2017

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at June 30, 2018 and December 31, 2017

	Note	June 30, 2018 $	December 31, 2017 $

Assets
Cash and cash equivalents	4	269,741	63,649
Other assets	5	101,164	73,258
Accounts receivables	5	151,610	48,066
Total current assets		522,515	184,973

Property, plant and equipment, net of accumulated depreciation and amortization	6	44,704	52,302
Deferred tax asset	11	47,945	56,892
Total non-current assets		92,649	109,194
Total assets		615,164	294,167

Liabilities and Stockholders’ Equity/(Deficit)

Liabilities
Accounts payables		96,837	176,046
Accrued and other liabilities	7	236,879	216,947
Long-term debt – current position	8	52,627	33,482
Line of credit	9	187,749	118,667
Related party loan		2,755	26,862
Convertible notes	10	-	435,190
Derivative liabilities	10	-	1,338,759
Income tax liabilities	11	-	-
Total current liabilities		576,847	2,345,953

Long-term debt – non-current position	8	-	38,795
Total non-current liabilities		-	38,795
Total liabilities		576,847	2,384,748

Equity
Preferred stock Authorized: $0.001 par value, 10,000,000 shares authorized Issued and outstanding: nil preferred shares Common stock Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 50,413,334 and 49,483,334, respectively		50,413	49,483
Additional paid in capital		3,442,920	2,183,850
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(3,429,687)	(4,262,212)
Foreign currency translation differences	12	28,182	(8,191)
Total stockholders’ deficit		38,317	(2,090,581)
Total liabilities and stockholders’ equity		615,164	294,167

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations

For the three months and the six months ended June 30, 2018 and 2017

		Three months ended June 30,		Six months ended June 30,
	Note	2018 $	2017 $	2018 $	2017 $
Revenue
Sales		258,688	666,908	734,601	873,738
Cost of sales		(234,155)	(368,548)	(687,163)	(445,079)
Gross profit		24,533	298,360	47,438	428,659

Operating expenses
Depreciation and amortization		6,265	5,346	12,773	27,988
Selling, general and administrative expenses		40,223	11,645	68,005	19,540
Employee expenses		-	-	24,697	-
Professional service fees		(203,385)	69,106	173,222	162,522
Bad debt expenses		-	-	-	11,014
Repairs and maintenance		31	90	31	90
Total operating expenses		(156,866)	86,187	278,728	221,154

Income / (Loss) from operations		181,399	212,173	(231,290)	207,505

Other income/(expenses)
Other income		5,741	22,149	11,129	22,149
Interest expense		(105,422)	(6,738)	(233,751)	(14,302)
Other Finance Gain		624,654	-	614,679	-
Discount on Convertible note		407,271	-	320,527	-
Loss on derivative financial instrument		(153,723)	-	(23,469)	-
Fair value adjustment of Warrant liabilities		439,448	-	409,173	-
Foreign currency transaction loss		(19,821)	(44,500)	(26,657)	(46,648)
Total other income/ (expenses)		1,198,148	(29,089)	1,071,631	(38,801)
Income from continuing operations before income tax expenses		1,379,547	183,084	840,341	168,704

Income tax benefit/(expense)	11	38,134	(9,991)	(7,816)	28,684

Net income after income tax expense for the period		1,417,681	173,093	832,525	197,388

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		22,663	3,057	36,373	(12,284)
Other comprehensive income/(loss)		22,663	3,057	36,373	(12,284)

Total comprehensive income for the period		1,440,344	176,150	868,898	185,104

Net (loss)/gain per share
Basic and diluted		0.03	-	0.02	-
Weighted average number of common stock outstanding
Basic and diluted		49,932,015	45,211,027	49,731,704	45,211,027

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows

For the six months ended June 30, 2018 and 2017

	Six months ended June 30,
	2018	2017
	$	$
Cash flows from operating activities:
Net income	832,525	197,388
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	12,773	22,441
Amortization of intangible assets	-	5,547
FBT employee contribution	(11,129)	(22,149)
Bad debt expenses	-	11,014
Interest accrued on shareholder loan	59,438	-
Derivate liability	(1,356,424)	-
Net difference on foreign exchange	25,527	46,648
Convertible notes settlement	(57,025)	-
Other Finance and interest cost	149,493	-
Net changes in operating assets and liabilities
Increase in trade and other receivables	(103,544)	(544,435)
Increase in other assets	(27,906)	(41,050)
Increase in trade and other payables	(75,460)	264,240
Increase in other liabilities	16,183	-
(Increase)/decrease in deferred tax asset	8,947	(28,934)
Decrease in tax provision	-	(12,436)
Net cash used in operating activities	(526,602)	(101,726)
Cash flows from investing activities
Payments for property, plant and equipment	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from Convertible notes	83,500	-
Proceeds from issue of common stock	1,200,000	-
Settlement of Convertible notes	(304,000)	-
Other Finance cost and interest paid	(149,493)	-
Proceeds from borrowings	-	8,127
Repayment of borrowings	(10,918)	-
Repayment of advances from related entities	(72,417)	-
Advances from related entities	-	139,805
Payment of finance lease liabilities	(19,650)	(3,067)
Net cash (used in)/ provide by financing activities	727,022	144,865
Net increase in cash and cash equivalents	200,420	43,139
Effect of exchange rate changes on cash and cash equivalents	5,672	(65,287)
Adjustment to equity to reflect retroactive application of reverse acquisition accounting	-	-
Cash and cash equivalents at the beginning of period	63,649	32,979
Cash and cash equivalents at the end of period	$269,741	$10,831

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

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

At June 30,2018, the company had a current asset deficiency of $54,332 and net asset surplus of $38,317 (December 31, 2017 current asset deficiency of $2,160,980 and net asset deficiency $2,090,581). The Company reported an after tax profit of $1,417,681 for the three months ended June 30,2018 (June 30, 2017 after tax income: $173,093).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	The company has the ability to raise fund through private placements and has successfully raised $1 million in this quarter;

(ii)	The company has paid down its convertible notes reducing its financing costs which would improve its financial performance; and

(iii)	The company is expected to increase its revenue by launching new products line in the next quarter.

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder’s deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the three months ended June 30, 2018. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a loss of $19,821 for the three months ended June 30, 2018; such translation adjustments are not subject to income taxes. Foreign currency transaction losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $22,663 for the three months ended June 30, 2018, and is included in the accompanying statement of income for the period.

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

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During the three months ended June 30, 2018, no impairment losses were recognized for long-lived assets.

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

Convertible notes payable are analyzed at issue date to determine balance sheet classification, issue discounts or premiums, and embedded or derivative features. Embedded or derivative features are evaluated in accordance with accounting guidance for derivative securities and, if the features give rise to separate accounting, we make an election to account for the notes at cost or at fair value. If fair value accounting is elected, on the issue date we record the difference between the issue price of the notes and their fair value as a gain or loss in the consolidated statement of operations. We re-measure the fair value at each reporting date and record again (upon a decrease in fair value) or loss (upon an increase in fair value) for the change in fair value. Fair value is determined using a black scholes valuation model with; inputs to the model include the market value of the underlying stock, a life equal to the contractual life of the notes, incremental borrowing rates that correspond to debt with similar credit worthiness, estimated volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of the notes. Following an analysis of their embedded and derivative features and a projection of the volatility of their effective interest rates under the cost method, we elected to utilize fair value accounting for the convertible notes payable we issued on during the three months ended 30 June 2018. Management believes the fair value method of accounting provides a more appropriate presentation of these liabilities than would be provided under the cost method.

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

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	June 30, 2018	December 31, 2017

Cash at bank	$267,726	$61,587
Petty Cash	2,015	2,062
	$269,741	$63,649

5.	Account Receivables and Other Assets

	June 30, 2018	December 31, 2017
Current
Account Receivables	$151,610	$48,066
Deferred Expenditure	101,164	73,258
	$252,774	$121,324

Deferred expenditure represented deposits paid to supplier for order processing.

6.	Property, Plant and Equipment

	June 30, 2018	December 31, 2017	Estimated Useful Lives
Vehicles	$115,698	$115,698	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	141,263	141,263
Less: accumulated depreciation	96,559	88,961
Total, net of accumulated depreciation	$44,704	$52,302

7.	Accrued and Other Liabilities

	June 30, 2018	December 31, 2017
Current
Accrued expenses	$76,701	$72,952
Wages Payable	-	14,298
Superannuation Liability	7,495	5,932
PAYG Withholding Tax	12,348	19,546
Annual Leave Liability	6,645	5,259
Deferred Income	133,690	98,960
	$236,879	$216,947

Deferred Income represented deposits received from customers for order processing.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

8.	Long-term debt

The Company has a chattel mortgage outstanding at June 30, 2018 secured by a motor vehicle requiring monthly payments approximating $2,700 (and a final payment approximating $37,575) that includes interest approximating 8.4%, and maturing on January 28, 2019. The components of the balance due under the chattel mortgage at June 30, 2018 are as follows:

	June 30, 2018	December 31, 2017

Chattel mortgage	$52,627	$72,277
Less: current portion	(52,627)	(33,482)
	-	$38,795

Maturities of long-term debt at June 30, 2018 for each of the next five years and in the aggregate, are as follows:

	June 30, 2018	December 31, 2017

Next 12 months	$52,627	$33,482
2 years	-	38,795
3 years	-	-
	$52,627	$72,277

9.	Line of credit

	June 30, 2018	December 31, 2017

Business Loan	$111,072	$117,211
Business Credit Card	(3,323)	1,456
Short-term borrowing	80,000	-
	$187,749	$118,667

The Company has a total $950,000 (AUD) bank credit line (approximately $740,000 (USD) at June 30, 2018) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (7.10% per annum at June 30, 2018) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at June 30, 2018, $111,072 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

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

Utilizing the lowest level inputs available under the measurement hierarchy, the fair values of our measured financial instruments comprise the following (we had no Level 1 and 2 financial instruments):

Liabilities:

Convertible notes payable and Common stock warrant liability

Level 3

Convertible Notes Payable	-
Warrant to purchase common stock	-

Our Level 3 financial liabilities consist of convertible notes payable (the “Notes”) and warrants for the purchase of common stock, all of which were issued as detailed below:

(i)	On September 19, 2017, in conjunction with the closing of the Acquisition, we sold 15 units of securities (the “Units”) in a private placement offering (the “September 2017 Offering”), at a purchase price of $10,000 per Unit (the “Unit Offering Price”), each Unit consisting of (i) one 12% senior secured convertible promissory note (the “Note”) in the face (principal) amount of $10,000 and (ii) one warrant (the “Warrant”) exercisable for a period of five years representing the right to purchase Thirty Three Thousand Three Hundred Thirty Four (33,334) shares of Common Stock.

In June 2018, the company has cancelled the Note and Warrant due to the fact that

(a)	the company did not receive the full amount of $150,000 from the noteholder and had only received $80,000;

(b)	the $80,000 that the company received was not remitted directly by the noteholder instead it came via a third party; and

(c)	instead of the full amount being received, the balance of $70,000 was used to pay for consultant services through the third party that the company did not receive any invoice for.

(ii)	On November 9, 2017 we entered into a Securities Purchase Agreement with two persons, pursuant to which we sold (i) convertible promissory notes dated November 9, 2017 in the aggregate principal amount of $108,000 due on November 9, 2018, (ii) three-year Class A Warrants to purchase up to an aggregate of 102,858 shares of our common stock (subject to adjustment) at an initial exercise price of $6.00 per share (subject to adjustment), and (iii) three-year Class B Warrants to purchase up to an aggregate of 800,000 shares of our common stock (subject to adjustment) at an initial exercise price of $7.50 per share (subject to adjustment). This convertible note was paid off on April 26, 2018; and

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

(iii)	On December 19, 2017 we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $112,500 due on August 20, 2018. This convertible note was paid off on June 12, 2018; and

(iv)	On January 9,2018, we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $83,500 due on January 9, 2019. This convertible note was paid off on June 12, 2018.

11.	Income Tax Expense

(a)	The components of tax (expense)/income comprise:

			June 30, 2018	December 31, 2017
Current tax
	- Australia		$47,923	$55,387
	- US		-	-
	- HK		22	454
		Total	$47,945	$55,841

(b)	The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:

- Australia		$(179,718)	$(204,912)
- US		1,020,140	(3,839,199)
- HK		(81)	(1,652)
	Total	840,341	$(4,045,763)

Income tax expense/(credit) at statutory rate:

- Australia		$(49,422)	$(56,351)
- US		214,229	(806,232)
- HK		(22)	(454)
	Total	164,785	$(863,037)

Tax effect amounts which are not deductible/(taxable) in calculating taxable income:

Valuation allowance	-	806,232
Other adjustments	(212,730)	964
Consolidated income tax expense/(income)	$(47,945)	$(55,841)

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At June 30, 2018, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded of our tax balance was $212,730 that is fully offset by accumulated losses from earlier periods.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

12.	Other Comprehensive Earnings

	June 30, 2018	December 31, 2017

Foreign currency translation reserve	$28,182	$(8,191)

13.	Capital and Leasing Commitments

There was no capital or leasing expenditure at June 30, 2018.

14.	Related Party Transactions

(a)	Subsidiary

Sincerity Australia Pty Ltd which is incorporated in Australia and Prana Hong Kong Limited which is incorporated in Hong Kong are wholly owned subsidiaries of Sincerity Applied Materials Holdings Corp.

(b)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	June 30, 2018	December 31, 2017

Loan from Stockholder	$2,755	$12,564

	Three months ended June 30,
	2018	2017

Purchase from Changzhou Sincerity Plastics and Chemicals Technology Ltd	-	-

Purchase from Shanghai Sincerity Co Ltd	$59,521	$24,788

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

15.	Contingent Liabilities

As at June 30, 2018, the company has the following contingent liabilities outstanding:

(a)	The Zhang Family Trust has lodged a claim against the company to be reimbursed for their shares that were transferred to various advisers for services relating to the reverse acquisition that they believed were not delivered to them as the majority shareholder of the company. The claim amount to $7,664,827 based on 5,748,635 shares transferred; and

(b)	The company believed that invoices received totally $203,249 relating to professional services has been previously paid for via stock based payments and these invoices issued are duplicated and the company is disputing these invoices. As such, the company no longer recognizes these invoices as a liability.

16.	Events After the Reporting Period

There has not arisen in the interval between the end of the financial period and the date of these financial statements any other item, transaction or event of a material and unusual nature likely, in the opinion of the Directors of the Company, to affect significantly the operation of the company, the results of those operations, or the state of affairs of the company, in future financial years.

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

On November 9, 2017, we entered into a Securities Purchase Agreement with two persons, pursuant to which we sold (i) convertible promissory notes dated November 9, 2017 in the aggregate principal amount of $108,000 due on November 9, 2018, (ii) three-year Class A Warrants to purchase up to an aggregate of 102,858 shares of our common stock (subject to adjustment) at an initial exercise price of $6.00 per share (subject to adjustment), and (iii) three-year Class B Warrants to purchase up to an aggregate of 800,000 shares of our common stock (subject to adjustment) at an initial exercise price of $7.50 per share (subject to adjustment).

On December 19, 2017, we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $112,500 due on August 20, 2018.

On January 9, 2018, we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $83,500 due on December 19, 2018.

In April 2018, we reached an agreement in principle to repurchase all of the notes and warrants issued on November 9, 2017, together with the Waiver Warrants issued to the same persons, for an aggregate of $150,000 and 30,000 shares of our common stock.

In June 2018, we reached an agreement in principle to repurchase all of the notes and warrants issued on December 19, 2017 for an aggregate of $132,456.16. The payment was made in full and we have no further obligations and liabilities thereunder.

In June 2018, we reached an agreement in principle to repurchase all of the notes and warrants issued on January 9, 2018 for an aggregate of $178,458.90. The payment was made in full and we have no further obligations and liabilities thereunder.

In June 2018, the company cancelled the Note and Warrant that was sold in the Offering on September 19, 2017 due to the fact that

●	the company did not receive the full amount of $150,000 from the noteholder and had only received $80,000;

●	the $80,000 that the company received was not remitted directly by the noteholder instead it came via a third party; and

●	instead of the full amount being received, the balance of $70,000 was used to pay for consultant services through the third party that the company did not receive any invoice for.

Through our wholly owned subsidiary, Sincerity Australia Pty Ltd. (“SAPL”), we primarily operate as a distributor and reseller of applied materials, particularly plastics, with an extensive network in China of high quality suppliers for a wide range of both basic and high application polymer products ranging from generic construction materials to high end breathable stretch film and antibacterial sheeting. SAPL is based in Melbourne, Australia and distributes to a number of larger resellers and end users, including Visy Industries (trading as Pratt Group America in the USA), one of the world’s largest packaging and recycling groups.

SAPL’s business was commenced in 2009 by James Zhang, our Chairman, President and Chief Executive Officer and the son of the founder of (i) Changzhou Sincerity Plastics and Chemicals Technology Ltd. (“Sincerity China”), a well-established plastics and applied materials manufacturer with a 20-year operating history, based in Changzhou, China, and (ii) Shanghai Sincerity Co. Ltd., a Shanghai, China based company through which most of the products we purchase from Sincerity China are sourced and sold to us. SAPL originally commenced operations by supplying basic extruded plastic components (moldings, auto interior components, kitchen splash backs etc.) to the Australian auto, retail and construction industries. In 2015, SAPL began importing specialty high quality plastic trays and film for use in fresh food packaging and distribution. The first major customer for this business was the Propac Group, leading supplier of plastic packaging materials to Coles, one of Australia’s 2 dominant supermarket chains.

Over the past 3 years, SAPL has refocused its marketing efforts towards larger resellers and distributors in Australia, allowing SAPL to build strong relationships with key industry players who acquire its products for their own distribution and reseller networks. Research and investment in addressing the key fresh food issue of plastic film “breathability” has created a unique technology platform whereby air circulation in packaged foods can be adjusted according to the type of food. This has the effect of prolonging shelf life, key to building relationship metrics within the food retailing industry. SAPL recently started to supply Visy Industries, with high technology, breathable plastic film for use in Visy Industries’ packaging supply contract with the other dominant player in Australia’s supermarket industry.

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

Results of Operations

The following tables set forth our condensed statements of income data:

		Three months ended June 30,		Six months ended June 30,
	Note	2018 $	2017 $	2018 $	2017 $
Revenue
Sales		258,688	666,908	734,601	873,738
Cost of sales		(234,155)	(368,548)	(687,163)	(445,079)
Gross profit		24,533	298,360	47,438	428,659

Operating expenses
Depreciation and amortization		6,265	5,346	12,773	27,988
Selling, general and administrative expenses		40,223	11,645	68,005	19,540
Employee expenses		-	-	24,697	-
Professional service fees		(203,385)	69,106	173,222	162,522
Bad debt expenses		-	-	-	11,014
Repairs and maintenance		31	90	31	90
Total operating expenses		(156,866)	86,187	278,728	221,154

Income / (Loss) from operations		181,399	212,173	(231,290)	207,505

Other income/(expenses)
Other income		5,741	22,149	11,129	22,149
Interest expense		(105,422)	(6,738)	(233,751)	(14,302)
Other Finance Gain		624,654	-	614,679	-
Discount on Convertible note		407,271	-	320,527	-
Loss on derivative financial instrument		(153,723)	-	(23,469)	-
Fair value adjustment of Warrant liabilities		439,448	-	409,173	-
Foreign currency transaction loss		(19,821)	(44,500)	(26,657)	(46,648)
Total other income/ (expenses)		1,198,148	(29,089)	1,071,631	(38,801)
Income from continuing operations before income tax expenses		1,379,547	183,084	840,341	168,704

Income tax benefit/(expense)	11	38,134	(9,991)	(7,816)	28,684

Net income after income tax expense for the period		1,417,681	173,093	832,525	197,388

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		22,663	3,057	36,373	(12,284)
Other comprehensive income/(loss)		22,663	3,057	36,373	(12,284)

Total comprehensive income for the period		1,440,344	176,150	868,898	185,104

Net (loss)/gain per share
Basic and diluted		0.03	-	0.02	-
Weighted average number of common stock outstanding
Basic and diluted		49,932,015	45,211,027	49,731,704	45,211,027

Revenues

Revenue was $735k for the six months ended June 30, 2018, compared to $874k for the six months ended June 30, 2017, a decrease of $139k. The decrease can be attributed to timing and quantity of orders by our customers and the type of products they purchase, which can vary in margin. Revenue was $258k for the three months ended June 30, 2018 compared to $667k for the three months ended June 30, 2017, a decrease of $409k due to lower volume of products sold.

Selling, general and administrative expenses

Selling, general and administrative expenses was $68k for the six months ended June 30, 2018, compared to $20k for the six months ended June 30, 2017. The increase was primarily due to increase in filing and listing fees paid as a public company and increase in advertising expenditures. Selling, general and administrative expenses for the three months ended June 30, 2018 of $40k compared to $12k for the three months ended June 30, 2017 can be attributed to increase in international travels of $30k undertaken for financing and operating matters.

Professional service fees

Professional service fees were $173k for the six months ended June 30, 2018, compared to $163k for the six months ended June 30,2017. The increase was due to increase in accounting fees, payments to consultants and attorney relating to the fund raising and the recently completed reverse acquisition. In addition, the company is disputing invoices from previous consultants for invoices that the company believed to have been paid via stock based payment. As such, an amount of $203k has been de-recognized as liability. Professional service fees for the three months ended June 30, 2018 was a credit of $203k compared an expense of $69k for the three months ended June 30, 2017 was due to the company disputing invoices from previous consultants as described above.

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

Other income was $1.072m for the six months ended June 30, 2018, compared to other expense of $39k for the six months ended March 31, 2017. The increase was due to the recognition of de-recognition of fair value of convertible notes and warrants as a result of early repurchase of convertible notes and warrants. Other income was $ 1.198m for the three months ended June 30, 2018 compared to other expenses of $29k for the three months ended June 30, 2018, due to the de-recognition of fair value of convertible notes and warrants as a result of early repurchase of convertible notes and warrants.

Liquidity and Capital Resources

As at June 30, 2018, we had a working capital deficit of $54,332 compared with a working capital deficit of $2,160,980 as at December 31, 2017. The improvement in working capital is primarily a result of funds received from private placements and early payment of convertible notes.

Our primary uses of cash have been for operations and payments for cancelation of convertible notes. The main sources of cash have been from issuance of common stock.

The Company believes that cash flow from operations will be sufficient to sustain its current level of operations for at least the next twelve months of operations.

As of June 30, 2018, we had cash and cash equivalents of approximately $270k which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

●	The company has the ability to raise fund through private placements and has successfully raised $1 million in this quarter;

●	The company has paid down its convertible notes reducing its financing costs which would improve its financial performance; and

●	The company is expected to increase its revenue by launching new products line in the next quarter.

Net cash used for operating activities was approximately $527,000 for the six months ended June 30, 2018 compared with approximately $102,000 net cash used for six months ended June 30, 2017. In the six months ended June 30, 2018, the net cash used for operating activities primarily reflects approximately $191,000 used for changes in operating assets and liabilities, offset by non-cash items of approximately $1,356,000 and amortization and depreciation of approximately $13,000 that had no effect on cash flows. Net cash used for operating activities was approximately $348,000 for the three months ended June 30, 2018 compared to net cash used for the three months ended June 30, 2017. In the three months ended June 30, 2018, the net cash used for operating activities primarily reflects approximately $457,000 used for changes in operating assets and liabilities, offset by non-cash items of approximately $1,343,000 and amortization and depreciation of approximately $6,000 that had no effect on cash flows.

Net cash used for investing activities of approximately $Nil and $Nil for the six months ended June 30, 2018 and six months ended June 30, 2017, respectively. Net cash used for investing activities of approximately $Nil and $Nil for the three months ended June 30, 2018 and three months ended June 30, 2017, respectively.

Net cash provided by financing activities was approximately $727,000 for the six months ended June 30, 2018 compared to net cash provided for financial activities for the six months ended June 30, 2017. In the six months ended June 30, 2018, the Company issued convertible notes for approximately $84,000 and issued common stock for approximately $1,200,000 and these proceeds were used to fund operations and repayments of some borrowings and convertible notes. For the six months ended June 30, 2018, the Company repaid approximately $72,000 to related entities.   Net cash provided by financing activities was approximately $542,000 for the three months ended June 30, 2018 due to proceed from issued of common stock for approximately $1,100,000 and these proceeds were used to fund operations and repayments of some borrowings and convertible notes. For the three months ended June 30, 2018, the company repaid approximately $95,000 to related entities.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2018 we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2018 our disclosure controls and procedures were not effective due to material weaknesses resulting from our internal controls  and procedures including (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of an audit committee financial expert (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K) on our board of directors; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Controls

During the quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 14, 2018, Ms. Leping Zhang tendered her resignation as director of the Company, effective immediately. Ms. Zhang’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies (including accounting or financial policies) or practices.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
10.1	Correspondence of Leping Zhang’s Resignation as Director, dated August 14, 2018
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

August 14, 2018	By:	/s/ Zhang Yiwen
Zhang Yiwen Chief Executive Officer (Principal Executive Officer)

August 14, 2018	By:	/s/ Chris Lim
Chris Lim Chief Financial Officer (Principal Financial and Accounting Officer)

