Form 10-Q
period 2018-09-30
Sincerity Applied Materials Holdings Corp.
filed 2018-11-13
CIK 1532595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

+61-421-007-277

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

As of November 12, 2018, there were 50,413,334 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR

THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2018 and 2017

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at September 30, 2018 and December 31, 2017

	Note	September 30, 2018 $	December 31, 2017 $

Assets
Cash and cash equivalents	4	200,009	63,649
Other assets	5	47,538	73,258
Accounts receivables	5	27,836	48,066
Related party loan		33,644	-
Total current assets		309,027	184,973

Property, plant and equipment, net of accumulated depreciation and amortization	6	136,924	52,302
Deferred tax asset	11	55,095	56,892
Total non-current assets		192,019	109,194
Total assets		501,046	294,167

Liabilities and Stockholders’ Equity/(Deficit)

Liabilities
Accounts payables		81,836	176,046
Accrued and other liabilities	7	77,384	216,947
Long-term debt – current position	8	20,525	33,482
Line of credit	9	188,930	118,667
Related party loan		-	26,862
Convertible notes	10	-	435,190
Derivate liabilities	10	-	1,338,759
Income tax liabilities	11	-	-
Total current liabilities		368,675	2,345,953

Long-term debt – non-current position	8	118,747	38,795
Total non-current liabilities		118,747	38,795
Total liabilities		487,422	2,384,748

Equity
Preferred stock Authorized: $0.001 par value, 10,000,000 shares authorized Issued and outstanding: nil preferred shares
Common stock Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 50,413,334 and 49,483,334, respectively		50,413	49,483
Additional paid in capital		3,442,920	2,183,850
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(3,488,098)	(4,262,212)
Foreign currency translation differences	12	61,900	(8,191)
Total stockholders’ deficit		13,624	(2,090,581)
Total liabilities and stockholders’ equity		501,046	294,167

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations

For the three months and the nine months ended September 30, 2018 and 2017

		Three months ended September 30,		Nine months ended September 30,
	Note	2018 $	2017 $	2018 $	2017 $
Revenue
Sales		442,431	1,149,408	1,177,032	2,023,145
Cost of sales		(416,910)	(1,019,916)	(1,104,072)	(1,464,995)
Gross profit		25,521	129,492	72,960	558,150

Operating expenses
Depreciation and amortization		4,630	5,978	17,403	33,966
Selling, general and administrative expenses		23,821	20,736	91,826	40,276
Employee expenses		(10,267)	-	14,430	-
Professional service fees		69,718	8,814	242,941	171,337
Bad debt expenses		-	-	-	11,014
Chattel Mortgage charges		661	-	661	-
Repairs and maintenance		-	-	31	90
Total operating expenses		88,563	35,528	367,292	256,683

Income / (Loss) from operations		(63,042)	93,964	(294,332)	301,467

Other income/(expenses)
Other income		19,326	5,409	30,455	27,558
Interest expense		(2,772)	(3,707)	(236,523)	(18,009)
Other Finance Gain		-	-	614,679	-
Discount on Convertible note		-	-	320,527	-
Loss on derivative financial instrument		-	-	(23,469)	-
Fair value adjustment of Warrant liabilities		-	-	409,173	-
Foreign currency transaction loss		(20,337)	(5,002)	(46,994)	(51,650)
Total other income/ (expenses)		(3,783)	(3,300)	1,067,848	(42,101)
Income/(Loss) from continuing operations before income tax expenses		(66,825)	90,664	773,516	259,366

Income tax benefit/(expense)	11	8,414	(70,904)	598	(42,219)

Net income/(loss) after income tax expense for the period		(58,411)	19,760	774,114	217,147

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		33,718	(1,528)	70,091	(13,812)
Other comprehensive income/(loss)		33,718	(1,528)	70,091	(13,812)

Total comprehensive income for the period		(24,693)	18,232	844,205	203,335

Net (loss)/gain per share
Basic and diluted		-	-	0.02	-
Weighted average number of common stock outstanding
Basic and diluted		50,413,334	45,768,284	49,961,411	45,398,821

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows

For the nine months ended September 30, 2018 and 2017

	Nine months ended September 30,
	2018	2017
	$	$
Cash flows from operating activities:
Net income	774,114	217,147
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	17,403	28,419
Amortization of intangible assets	-	5,547
FBT employee contribution	(15,586)	(25,978)
Gain on disposal of fixed assets	(14,314)	(1,580)
Bad debt expenses	-	11,014
Interest accrued on shareholder loan	59,438	-
Derivate liability	(1,356,424)	-
Net difference on foreign exchange	44,599	51,651
Convertible notes settlement	(57,025)	-
Other Finance and interest cost	149,493	-
Other Selling, general and administrative Adj	5,372	-
Net changes in operating assets and liabilities
(Increase)/Decrease in trade and other receivables	20,230	(1,239,348)
(Increase)/Decrease in other assets	25,720	(41,916)
Increase/(Decrease) in trade and other payables	(110,405)	888,311
Increase/(Decrease) in other liabilities	(123,368)	-
(Increase)/Decrease in deferred tax asset	1,797	-
Increase in deferred tax liability	-	26,324
Increase in tax provision	-	2,093
Net cash used in operating activities	(578,956)	(78,316)
Cash flows from investing activities
Payments for property, plant and equipment	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities
Proceeds from Convertible notes	83,500	-
Proceeds from issue of common stock	1,200,000	3,122
Settlement of Convertible notes	(304,000)	-
Other Finance cost and interest paid	(149,493)	-
Proceeds from borrowings	-	87,398
Repayment of borrowings	(9,737)	-
Repayment of advances from related entities	(104,358)	-
Advances from related entities	-	89,302
Payment of finance lease liabilities	(27,719)	(8,141)
Net cash provided by financing activities	688,193	171,681
Net increase in cash and cash equivalents	109,237	93,365
Effect of exchange rate changes on cash and cash equivalents	27,123	(71,445)
Adjustment to equity to reflect retroactive application of reverse acquisition accounting	-	(17,726)
Cash and cash equivalents at the beginning of period	63,649	32,979
Cash and cash equivalents at the end of period	$200,009	$37,173

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.
Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

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

At September 30,2018, the company had a current asset deficiency of $59,648 and net asset surplus of $13,624 (December 31, 2017 current asset deficiency of $2,160,980 and net asset deficiency $2,090,581). The Company reported an after tax profit of $774,114 for the nine months ended September 30,2018 (September 30, 2017 after tax income: $217,147).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	The company has the ability to raise fund through private placements and has successfully raised $1 million in this quarter;

(ii)	The company has paid down its convertible notes reducing its financing costs which would improve its financial performance;

(iii)	The company is expected to increase its revenue by launching new products line in the next quarter; and

(iv)	The company incurred significant non-recurring professional fees relating to the reverse acquisition in the 6 months of 2018.

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder’s deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the nine months ended September 30, 2018. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a gain of $70,091 for the nine months ended September 30, 2018; such translation adjustments are not subject to income taxes. Foreign currency transaction losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $46,994 for the nine months ended September 30, 2018, and is included in the accompanying statement of income for the period.

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

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through September 30, 2018.

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

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During the three months ended September 30, 2018, no impairment losses were recognized for long-lived assets.

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

In July 2018, FASB issued Update 2018-10—Codification Improvements to Topic 842, Leases. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842.

In July 2018, FASB issued Update 2018-11—Leases (Topic 842): Targeted Improvements. The amendments in this Update related to separating components of a contract affect the amendments in Update 2016-02, which are not yet effective but can be early adopted. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this Update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected.

In August 2018, FASB issued Update 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We do not expect that the adoption will have a material impact on our consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.
Notes to Consolidated Statements

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.
Notes to Consolidated Statements

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

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	September 30, 2018	December 31, 2017

Cash at bank	$198,009	$61,587
Petty Cash	2,000	2,062
	$200,009	$63,649

5.	Account Receivables and Other Assets

	September 30, 2018	December 31, 2017
Current
Account Receivables	$27,836	$48,066
Deferred Expenditure	47,538	73,258
	$75,374	$121,324

Deferred expenditure represented deposits paid to supplier for order processing.

6.	Property, Plant and Equipment

	September 30, 2018	December 31, 2017	Estimated Useful Lives
Vehicles	$131,242	$115,698	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	156,807	141,263
Less: accumulated depreciation	19,883	88,961
Total, net of accumulated depreciation	$136,924	$52,302

SINCERITY APPLIED MATERIALS HOLDINGS CORP.
Notes to Consolidated Statements

7.	Accrued and Other Liabilities

	September 30, 2018	December 31, 2017
Current
Accrued expenses	$56,757	$72,952
Wages Payable	-	14,298
Superannuation Liability	-	5,932
PAYG Withholding Tax	-	19,546
Annual Leave Liability	-	5,259
Deferred Income	20,627	98,960
	$77,384	$216,947

Deferred Income represented deposits received from customers for order processing.

8.	Long-term debt

The Company entered a chattel mortgage on August 22, 2018 and early terminated the previous one. The chattel mortgage was secured by a motor vehicle requiring monthly payments approximating $2,719 (and a final payment approximating $46,769) that includes interest approximating 6.2%, and maturing on August 22, 2022. The components of the balance due under the chattel mortgage at September 30, 2018 are as follows:

	September 30, 2018	December 31, 2017

Chattel mortgage	$139,272	$72,277
Less: current portion	(20,525)	(33,482)
	118,747	$38,795

Maturities of long-term debt at September 30, 2018 for each of the next five years and in the aggregate, are as follows:

	September 30, 2018	December 31, 2017

Next 12 months	$20,525	$33,482
2 years	22,519	38,795
3 years	24,708	-
4 years	71,520	-
	$139,272	$72,277

9.	Line of credit

	September 30, 2018	December 31, 2017

Business Loan	$108,363	$117,211
Business Credit Card	567	1,456
Short-term borrowing	80,000	-
	$188,930	$118,667

The Company has a total $950,000 (AUD) bank credit line (approximately $686,297 (USD) at September 30, 2018) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (7.10% per annum at September 30, 2018) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at September 30, 2018, $108,363 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

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

Our Level 3 financial liabilities consist of convertible notes payable (the “Notes”) and warrants for the purchase of common stock, all of which were issued as detailed below:

(i)	On September 19, 2017, in conjunction with the closing of the Acquisition, we sold 15 units of securities (the “Units”) in a private placement offering (the “September 2017 Offering”), at a purchase price of $10,000 per Unit (the “Unit Offering Price”), each Unit consisting of (i) one 12% senior secured convertible promissory note (the “Note”) in the face (principal) amount of $10,000 and (ii) one warrant (the “Warrant”) exercisable for a period of five years representing the right to purchase Thirty Three Thousand Three Hundred Thirty Four (33,334) shares of Common Stock.

In June 2018, the company has cancelled the Note and Warrant due to the fact that

(a)	the company did not received the full amount of $150,000 from the noteholder and had only received $80,000;

(b)	the $80,000 that the company received was not remitted directly by the noteholder instead it came via a third party; and

(c)	instead of the full amount being received, the balance of $70,000 was used to pay for consultant services through the third party that the company did not receive any invoice for.

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

(iv)	On January 9,2018, we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $83,500 due on January 9, 2019. This convertible note was paid off on June 12, 2018.

11.	Income Tax Expense

(a)	The components of tax (expense)/income comprise:

	September 30, 2018	December 31, 2017
Current tax
- Australia	$54,306	$55,387
- US	-	-
- HK	789	454
Total	$55,095	$55,841

(b)	The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:

- Australia	$(207,626)	$(204,912)
- US	982,359	(3,839,199)
- HK	(1,217)	(1,652)
Total	773,516	($4,045,763)

Income tax expense/(credit) at statutory rate:
- Australia	$(57,097)	$(56,351)
- US	206,295	(806,232)
- HK	(335)	(454)
Total	148,863	$(863,037)

Tax effect amounts which are not deductible/(taxable) in calculating taxable income:
Valuation allowance	-	806,232
Other adjustments	(203,958)	964
Consolidated income tax expense/(income)	$(55,095)	$(55,841)

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At September 30, 2018, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded of our tax balance was $206,295 that is fully offset by accumulated losses from earlier periods.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.
Notes to Consolidated Statements

12.	Other Comprehensive Earnings

	September 30, 2018	December 31, 2017
Foreign currency translation reserve	$61,900	$(8,191)

13.	Capital and Leasing Commitments

There was no capital or leasing expenditure at September 30, 2018.

14.	Related Party Transactions

(a)	Subsidiary

Sincerity Australia Pty Ltd which is incorporated in Australia and Prana Hong Kong Limited which is incorporated in Hong Kong are wholly owned subsidiaries of Sincerity Applied Materials Holdings Corp. Prana Hong Kong Limited is under process of de-registration.

(b)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	September 30, 2018	December 31, 2017

Loan to Stockholder	$33,644	-
Loan from Stockholder	-	$12,564

	Three months ended September 30,
	2018	2017

Purchase from Shanghai Sincerity Co Ltd	$118,936	$24,788

15.	Contingent Liabilities

The Zhang Family Trust has lodged a claim against the company to be reimbursed for their shares that were transferred to various advisers for services relating to the reverse acquisition that they believed were not delivered to them as the majority shareholder of the company. The claim amount to $7,664,827 based on 5,748,635 shares transferred.

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

In June 2018, we cancelled the Note and Warrant that was sold in the Offering on September 19, 2017 due to the fact that

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

In August 2018, our Board of Directors adopted a resolution authorizing a reverse stock split of the outstanding common stock at a ratio of 1000:1 (the “Reverse Stock Split”). Stockholders holding 78.28% of the voting rights related to our outstanding common stock, have also approved the Reverse Stock Split by written consent. The Reverse Stock Split will take effect on November 13, 2018.

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

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2018 $	2017 $	2018 $	2017 $
Revenue
Sales	442,431	1,149,408	1,177,032	2,023,145
Cost of sales	(416,910)	(1,019,916)	(1,104,072)	(1,464,995)
Gross profit	25,521	129,492	72,960	558,150

Operating expenses
Depreciation and amortization	4,630	5,978	17,403	33,966
Selling, general and administrative expenses	23,821	20,736	91,826	40,276
Employee expenses	(10,267)	-	14,430	-
Professional service fees	69,718	8,814	242,941	171,337
Bad debt expenses	-	-	-	11,014
Chattel Mortgage charges	661	-	661	-
Repairs and maintenance	-	-	31	90
Total operating expenses	88,563	35,528	367,292	256,683

Income / (Loss) from operations	(63,042)	93,964	(294,332)	301,467

Other income/(expenses)
Other income	19,326	5,409	30,455	27,558
Interest expense	(2,772)	(3,707)	(236,523)	(18,009)
Other Finance Gain	-	-	614,679	-
Discount on Convertible note	-	-	320,527	-
Loss on derivative financial instrument	-	-	(23,469)	-
Fair value adjustment of Warrant liabilities	-	-	409,173	-
Foreign currency transaction loss	(20,337)	(5,002)	(46,994)	(51,650)
Total other income/ (expenses)	(3,783)	(3,300)	1,067,848	(42,101)
Income/(Loss) from continuing operations before income tax expenses	(66,825)	90,664	773,516	259,366

Income tax benefit/(expense)	8,414	(70,904)	598	(42,219)

Net income/(loss) after income tax expense for the period	(58,411)	19,760	774,114	217,147

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations	33,718	(1,528)	70,091	(13,812)
Other comprehensive income/(loss)	33,718	(1,528)	70,091	(13,812)

Total comprehensive income for the period	(24,693)	18,232	844,205	203,335

Revenues

Revenue was $1.177 million for the nine months ended September 30, 2018, compared to $2.023 million for the nine months ended June 30, 2017, a decrease of $846k. The decrease can be attributed to timing and quantity of orders by our customers and the type of products they purchase, which can vary in margin. Revenue was $442k for the three months ended September 30, 2018 compared to $1.149million for the three months ended September 30, 2017, a decrease of $707k due to lower volume of products sold.

Selling, general and administrative expenses

Selling, general and administrative expenses was $92k for the nine months ended September 30, 2018, compared to $40k for the nine months ended September30, 2017. The increase was primarily due to increase in filing and listing fees paid as a public company and increase in advertising expenditures. Selling, general and administrative expenses for the three months ended September 30, 2018 of $24k compared to $21k for the three months ended September 30, 2017 which is comparable to the same 3 months period in 2017.

Employee expenses

Employee expenses was a credit of $10k for the nine months ended September 30, 2018, compared to an expense of $14k for the nine months ended September 30, 2017. The credit was due to overprovisioning of employee entitlements that is no longer required. This reversal was adjusted in the three months period ended September 30, 2018.

Professional service fees

Professional service fees were $243k for the nine months ended September30, 2018, compared to $171k for the nine months ended September 30, 2017. The increase was due to increase in accounting fees, payments to consultants and attorney relating to the fund raising and the recently completed reverse acquisition. In addition, the company is disputing invoices from previous consultants for invoices that the company believed to have been paid via stock based payment. As such, an amount of $203k has been de-recognized as liability in the previous 2nd quarter of 2018. Professional service fees for the three months ended September 30, 2018 was $70k compared an expense of $9k for the three months ended September 30, 2018 was due to payments of accounting fees, consultant fees and attorney incurred as a public company which were not previously required as a private entity.

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

Other income was $1.068m for the nine months ended September,30, 2018, compared to other expense of $42k for the nine months ended September, 2017. The increase was due to the recognition of de-recognition of fair value of convertible notes and warrants as a result of early repurchase of convertible notes and warrants. Other expense was $3.8k for the three months ended September 30, 2018 compared to other expenses of $3.3k for the three months ended June 30, 2018, which is comparable to the same 3 months period in 2017.

Liquidity and Capital Resources

As at September 30, 2018, we had a working capital deficit of $59,648 compared with a working capital deficit of $2,160,980 as at December 31, 2017. The improvement in working capital is primarily a result of funds received from private placements and early payment of convertible notes.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2018 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2018 our disclosure controls and procedures were not effective due to material weaknesses resulting from our internal controls  and procedures including (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of an audit committee financial expert (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K) on our board of directors; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Controls

During the quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

November 12, 2018	By:	/s/ Yiwen Zhang
Yiwen Zhang Chief Executive Officer (Principal Executive Officer)

November 12, 2018	By:	/s/ Chris Lim
Chris Lim Chief Financial Officer (Principal Financial and Accounting Officer)