Form 10-K
period 2018-12-31
Sincerity Applied Materials Holdings Corp.
filed 2019-04-15
CIK 1532595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

+61-421-007-277
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, there were 50,730 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding. Of these, 7,426 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates on June 29, 2018 was $15,965,900 based upon a closing price of $2,150 per share on June 29, 2018.

As of April 15, 2019, there were 50,730 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

i

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

ii

PART I

ITEM 1. BUSINESS

Unless the context indicates otherwise, all references in this Annual Report to the “Company,” “we,” “us” and “our” refer to Sincerity Applied Materials Holdings Corp. and its wholly owned subsidiary, Sincerity Australia Pty Ltd.

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

On June 9, 2017, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name to Sincerity Applied Materials Holdings Corp. and effected a 60:1 reverse stock split on our Common Stock. The name change and revenue stock split took effect on the over-the-counter market at the open of business on June 14, 2017, at which time our Common Stock began to trade on a post-split basis under the symbol “SBIDD”. Our Common Stock began trading under the Symbol “SINC” on July 13, 2017. The Reverse Split and the Name Change were approved by our board of directors on May 1, 2017 and by stockholders holding 80% of our outstanding voting stock on May 1, 2017 as further described in our Definitive Information Statement on Schedule 14C which we filed with the Securities and Exchange Commission on May 4, 2017 and mailed to our stockholders of record as of the close of business on May 1, 2017.

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

On November 13, 2018, we effected a 1000:1 reverse stock split of our common stock. Unless otherwise indicated, references to share amounts in this report give retroactive effect to the 1000:1 reverse split.

Implications of Being a Smaller Reporting Company

We qualify as a “smaller reporting company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and have elected to take advantage of certain of the scaled disclosure available to smaller reporting companies.

Our Corporate Information

Our corporate headquarters are located at 4 Avoca Street, Melbourne, Victoria, Australia 3141 and our telephone number is +61-421-007-277. Our filings with the Securities Exchange Commission, or SEC, are available free of charge through the SEC website.

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

Directors and Officers

Our sole director Yiwen Zhang was appointed upon the closing of the September 19, 2017 Acquisition. Nils Ollquist resigned as a director on March 23, 2018 due to differences with other members of management on how to grow the Company and move it forward. On July 12, 2018, Mr. Yang Fan resigned as a director. On August 14, 2018, Ms. Leping Zhang resigned as a director. Mr. Fan’s and Ms. Zhang’s resignations were not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies (including accounting or financial policies) or practices.

Yiwen Zhang serves as our President and Chief Executive Officer, Chris Lim as our Chief Financial Officer and Eter Huang as our Treasurer. Yiwen Zhang is our principal executive officer and Chris Lim is our principal financial and accounting officer for SEC reporting purposes. Praba Ganeshan was terminated as our Treasurer on January 1, 2018 and Nils Ollquist was terminated as our Chief Financial Officer and Secretary on March 2, 2018. We terminated Mr. Ganeshan as an executive officer due to our dissatisfaction with his performance. We terminated Mr. Ollquist as an executive officer due to our dissatisfaction with his performance. We terminated Mr. Simon Rees as the Chief Operating Officer on February 4, 2019. Mr. Rees’ termination was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies (including accounting or financial policies) or practices. See “Management-Directors and Executive Officers” below for information about our directors and executive officers.

Employee

As of December 31, 2018, we had one employee and two consultants.

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

Uncertain global economic conditions may have an adverse impact on our business in the form of lower net sales due to weakened demand, unfavorable changes in product price/mix, or lower profit margins. For example, global economic downturns may adversely impact some of our end-users and customers, such as food processors, distributors, supermarket retailers, other retailers, business service contractors and other end-users that are particularly sensitive to business and consumer spending. During economic downturns or recessions, there can be a heightened competition for sales and increased pressure to reduce selling prices as our customers may reduce their volume of purchases from us. If we lose significant sales volume or reduce selling prices significantly, there could be a negative impact on our consolidated financial condition or results of operations, profitability and cash flows.

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

Our third party manufacturers use petrochemical-based raw materials to manufacture many of our products. The prices for these raw materials are cyclical, and increases in market demand or fluctuations in the global trade for petrochemical- based raw materials and energy could increase our costs. In addition, the prices of many of the other key raw materials used in our businesses, such as phosphates, surfactants, polymers and resins and fragrances, are cyclical based on numerous supply and demand factors that are beyond our control. If we are unable to minimize the effects of increased raw material costs our business, consolidated financial condition or results of operations may be materially adversely affected.

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

Our financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our net losses for the year ended December 31, 2018 and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing or other capital, attain operating efficiencies, reduce expenditures, and to generate net revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we may be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

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

Our current competitors or other potential competitors may develop new products for the packaging industry at any time. In addition, competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. If we are unable to develop products that compete effectively against the products of existing or future competitors, our future revenue could be negatively impacted. Some of our competitors may compete by changing their pricing model or by lowering the price of their products. If these competitors’ pricing techniques are effective, it could result in downward pressure on the price of all packaging products. If we are unable to maintain or increase our selling prices in the face of competition, we may not improve our gross margins.

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

During the year ended December 31, 2018, our products were sold to one customer, accounted for approximately 78.50% of our sales, respectively. The loss of any of these customers, particularly our primary customer, without comparable replacements, would adversely affect our financial results.

Risks Related to Our Reliance on Third Parties

We outsource the manufacturing of our products and rely on a limited number of third-parties for the manufacture of our products. We may not be able to find replacements or immediately transition to alternative manufacturers.

We rely on a limited number of parties for the manufacture of our products. These manufacturers, and any of our other manufacturers, may be unwilling or unable to supply product to us reliably and at the levels we anticipate or are required by the market. For the fiscal year ended December 31, 2018, we have two major suppliers, accounting for approximately 34% and 36% of our purchase, respectively. For us to be successful, our manufacturers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. Any such interruption could harm our reputation, business, financial condition and results of operations.

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

The raw materials needed for most of our products are generally available to our third-party manufacturers from multiple sources in sufficient qualities. However, a supply interruption or an increase in demand beyond a current suppliers’ capabilities could harm their ability to manufacture our products until new sources of supply are identified and qualified. Their reliance on these suppliers subjects us to a number of risks that could harm our business, including:

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

The loss of our Chief Executive Officer or Chief Financial Officer or our inability to attract and retain highly skilled personnel could negatively impact our business.

Our success depends on the skills, experience and performance of our President and Chief Executive Officer, Yiwen Zhang, and our Chief Financial Officer, Chris Lim, although neither of them have experience serving as an officer or director of a publicly-traded U.S. company. The individual and collective efforts of these employees will be important as we continue to develop our business and as we expand our commercial activities. The loss or incapacity of existing members of our executive management team could negatively impact our operations if we experience difficulties in hiring qualified successors. Our executive officers do not presently have employment agreements.

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

If an active market for our Common Stock develops, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our Common Stock. The market price of shares of our Common Stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

As of April 15, 2019, our executive officers, directors and principal (5% or greater) stockholders, together with their respective affiliates, owned approximately 77.79% of our Common Stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our Common Stock.

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

We currently have a small team with primary responsibility for performing most of our accounting and financial reporting duties. As a result, certain aspects of internal accounting control which require adequate segregation of duties are missing. We believe we do not currently have sufficient accounting and supervisory personnel with the appropriate level of technical accounting experience and training necessary or adequate accounting policies, processes and procedures, particularly in the areas of revenue recognition, equity related transactions and other complex, judgmental areas for U.S. generally accepted accounting principles, or GAAP, financial reporting and SEC reporting purposes and consequently, we must rely on third party consultants. These deficiencies represent a material weakness (as defined under the Exchange Act) in our internal control over financial reporting in both design and operation. We may identify additional material weaknesses in the future. Under the Exchange Act, a material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. We are currently developing a plan to design, review, implement and refine internal control over financial reporting. However, we may identify deficiencies and weaknesses or fail to remediate previously identified deficiencies in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

We are not subject to compliance with rules requiring the adoption of certain corporate governance measures and as a result our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act, as well as resulting rule changes enacted by the SEC, the New York Stock Exchange and the NASDAQ Stock Market, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because we are not listed on the NASDAQ Stock Market or the New York Stock Exchange, we are not presently required to comply with many of the corporate governance provisions and we have not yet adopted most of these measures. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters.

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $250 million and annual revenues of less than $100 million during the most recently completed fiscal year. “Smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports and in a registration statement under the Exchange Act on Form 10. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

Prior to the closing of the Acquisition, we were deemed a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under that rule are not permitted (i) until at least 12 months have elapsed from the September 25, 2017 date on which our Current Report on Form 8-K reflecting our status as a non-shell company, was filed with the SEC; and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports. We are currently subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed thereunder. Unless we register their shares of common stock for sale under the Securities Act, most of our stockholders were forced to hold their shares of our common stock until September 25, 2018 before they were eligible to sell those shares, and even after Sept 25, 2018, sales may not be made under Rule 144 unless we and the stockholders who plan to sell such shares are in compliance with other requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act, which could cause us to expend significant time and cash resources. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future. The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could cause the market price of our securities to decline.

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

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending, legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to us except for the following:

We have received demand letters from CKR Law LLP (“CKR”), our former legal counsel, on June 11, 2018 and July 9, 2018. CKR demanded payment of legal fees and reimbursements of legal expenses in an aggregate amount of $294,039.54 plus interest pursuant to engagement letters between us and CKR dated April 5, 2017, September 19, 2017 and October 30, 2017. In additions, CKR claimed that we were in breached of its registration obligations to CKR under the Registration Rights Agreement among us, CKR and Bang Bo Enterprise Management Consulting Co. Ltd. dated September 19, 2017.

We, through our attorney, have responded to CKR in a letter dated June 19, 2018 demanding for (i) return of all shares issued or transferred to CKR; (ii) a release from any remaining “liabilities” to CKR; (iii) the return of all legal fees paid by the company to CKR; and (iv) financial damages resulting from these activities.

The company has received no further correspondence from CKR since their last letter dated July 9, 2018. We believe that the demands by CKR are without merit and will continue to vigorously defend against such claims.

Provisions are not required in respect of these matters, as it is either not probable that a future sacrifice of economic benefits will be required or the amount is not capable of reliable measurement.

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

As of April 15, 2019, we had 50,730 shares of Common Stock outstanding held by 128 stockholders of record.

The following table sets forth the high and low bid prices for our common stock for the fiscal quarter indicated as reported on OTC Markets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on OTC Markets does not necessarily represent its fair market value. Prices give retroactive effect to the June 14, 2017 60:1 reverse stock split and November 13, 2018 1000:1 reverse stock split of our common stock.

Period	High	Low
Quarter ended March 31, 2017	$2,999.40	$659.87
Quarter ended June 30, 2017	$5,040.00	$899.82
Quarter ended September 30, 2017	$1,700.00	$1,200.00
Quarter ended December 31, 2017	$3,000.00	$1,400.00
Quarter ended March 31, 2018	$3,650.00	$1,900.00
Quarter ended June 30, 2018	$2,550.00	$1,800.00
Quarter ended September 30, 2018	$2,300.00	$1,600.00
Quarter ended December 31, 2018	$5,000.00	$1,100.00

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

Recent Sale of Unregistered Securities

The number of shares issued and price per share in the following transactions under this section have not been adjusted to reflect the 1000:1 reverse stock split that took effective on November 13, 2018.

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

Shares Issued after the Acquisition

In December 2017, we issued 1,000,000 shares of our restricted common stock to Chengdu Holdings Pty Ltd., as Trustee for the Avoca Trust, a trust beneficially owned by the family of Nils Ollquist, as a bonus under Mr. Ollquist’s employment arrangement with us. The shares were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act.

In December 2017, we issued 150,000 shares of our restricted common stock to a consultant under an Investor Relations Agreement. The shares were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act.

In February 2018, we issued 75,000 shares to Pure Boba Family Trust, a trust beneficially owned by Yang Fan at a price of $1.33333 per share or an aggregate of $100,000. The shares were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act.

In April 2018, we issued 75,000 shares to Pure Boba Family Trust, a trust beneficially owned by Yang Fan at a price of $1.33333 per share or an aggregate of $100,000, 15,000 shares to Emunah Funding LLC at a price of $2.00 per share or an aggregate of $30,000 and 15,000 shares to Fourth Man LLC at a price of $2.00 per share or an aggregate of $30,000. The shares were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act.

In May 2018, we issued 750,000 shares to a non-U.S. investor at a price of $1.33333 per share or an aggregate of $1,000,000. As of June 8, 2018, we have received the full amount from the investor. The shares were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S as promulgated by the SEC under the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

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

(1)  2013 Equity Incentive Plan

On December 6, 2013, our Board of Directors adopted and our stockholders approved, the 2013 Equity Incentive Plan, which reserves a total of 83,334 shares of our common stock for issuance under the 2013 Plan. If an incentive award granted under the 2013 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2013 Plan.

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

As of December 31, 2017 and December 31, 2018, no restricted stock units or other securities were outstanding under the 2013 plan.

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

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2018 and 2017 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

Company Overview

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

At December 31,2018, the company had a current asset deficiency of $143,331 and net asset surplus of $5,664 (December 31, 2017 current asset deficiency of $2,160,980 and net asset deficiency $2,090,581). The Company reported an after tax income of $761,806 for the year (2017 after tax loss: $3,989,922).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	The company has the ability to raise fund through private placements and has successfully raised $1 million during the year;

(ii)	The company has paid down its convertible notes reducing its financing costs which would improve its financial performance;

(iii)	The company is expected to increase its revenue by launching new products line in the next quarter; and

(iv)	The company incurred significant non-recurring professional fees relating to the reverse acquisition in the 6 months of 2018.

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

Highlights

During the year ended December 31, 2018, the Company secured and reinforced the relationships with its distribution network in Australia, which is expected to enable it to generate stable growth and explore more opportunities. The Company was able to generate increased sales in fiscal year ended December 31, 2018 with its key customers.

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

Convertible notes payable are analyzed at issue date to determine balance sheet classification, issue discounts or premiums, and embedded or derivative features. Embedded or derivative features are evaluated in accordance with accounting guidance for derivative securities and, if the features give rise to separate accounting, we make an election to account for the convertible notes payable at cost or at fair value. If fair value accounting is elected, on the issue date we record the difference between the issue price of the convertible notes payable and the separated embedded derivative where applicable, and their respective fair values, where applicable, as a gain or loss in the consolidated statement of operations. We re-measure the fair value at each reporting date and record again (upon a decrease in fair value) or loss (upon an increase in fair value) for the change in fair value of each separate component being the convertible note payable and the embedded derivative where applicable. Fair value is determined using a black scholes valuation model with; inputs to the model include the market value of the underlying stock, a life equal to the contractual life of the notes, incremental borrowing rates that correspond to debt with similar credit worthiness, estimated volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of the notes. Following an analysis of their embedded and derivative features and a projection of the volatility of their effective interest rates under the cost method, we elected to utilize fair value accounting for the convertible notes payable, along with the separated embedded derivatives and we issued on during the years ended December 31, 2018 and 2017. Management believes the fair value method of accounting provides a more appropriate presentation of these liabilities than would be provided under the cost method.

In accordance with ASC 480 “Distinguishing Liabilities from Equity,” we record the fair value of warrants issued for the purchase of common stock as a liability since the warrants call for issuance of registered shares upon exercise, a condition that we may not be able to accommodate and which would then result in a net settlement of the warrants. Until the time the warrants are exercised or expire, the fair value is assessed at each reporting date utilizing a black scholes valuation model and any change in value is recorded as a gain or loss component of other income (expense) in our consolidated statement of operations. Inputs to the valuation model are of the same nature as those used for our convertible notes payable and any separated embedded derivatives where applicable.

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

Results of Operations

Fiscal Years Ended December 31, 2018 and 2017

The following table summarizes our historical consolidated financial statements for the fiscal years ended December 31, 2018 and December 31, 2017:

	Note	2018 $	2017 $
Revenue
Sales		1,558,042	2,150,977
Cost of sales		(1,472,425)	(1,951,022)
Gross profit		85,617	199,955

Operating expenses
Depreciation and amortization		19,741	40,857
Selling, general and administrative expenses		129,308	109,425
Employee expenses		14,430	1,972,262
Professional service fees		282,931	624,891
Repairs and maintenance		31	-
Chattel Mortgage charges		676	-
Bad debt expenses		-	42,424
Total operating expenses		447,117	2,789,859

(Loss)/Income from operations		(361,500)	(2,589,904)

Other income/(expenses)
Other income		34,010	33,142
Interest expense		(240,496)	(91,077)
Other Finance Gain		614,982	-
Fair value adjustments on Convertible note		320,527	(366,203)
Loss on issue of Warrant		-	(444,546)
(Loss)/Gain on derivative financial instrument		(23,469)	19,867
Fair value adjustment of Warrant liabilities		409,173	(555,877)
Foreign currency transaction loss		(69,645)	(51,165)
Total other expenses		1,045,082	(1,455,859)
Income/(Loss) from continuing operations before income tax expenses		683,582	(4,045,763)

Income tax benefit	11	78,224	55,841

Net income/(loss) after income tax expense for the period		761,806	(3,989,922)

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		74,349	(25,281)
Other comprehensive income/(loss)		74,349	(25,281)

Total comprehensive income/(loss) for the period		836,155	(4,015,203)

Net (loss)/gain per share
Basic and diluted		0.02	(0.08)
Weighted average number of common stock outstanding
Basic and diluted		43,314,313	46,428,342

Revenues

Revenue was approximately $1,558,000 for the year ended December 31, 2018, compared to approximately $2,151,000 for the year ended December 31, 2017, a decrease of approximately $593,000. The decrease was the result of the decreased volume of products sold to our key customers during 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses were approximately $129,000 for the year ended December 31, 2018, compared to approximately $109,000 for the year ended December 31, 2017. The increase was primarily due to increase in filing and listing fees paid as a public company and increase in advertising expenditures.

Employee expenses

Employee expenses were approximately $14,000 for the year ended December 31, 2018, compared to $1,972,000 for the year ended December 31, 2017. In 2017, the former Chief Financial Officer was issued with 1,000,000 shares with a value of $1,900,000 as a bonus.

Professional service fees

Professional service fees were approximately $283,000 for the year ended December 31, 2018, compared to approximately $625,000 for the year ended December 31, 2017. The decrease was due to payments related to the September 2017 reverse acquisition and the expenses of being a public company, which were one-offs expenses. There was no share-based payment for professional services fees in 2018 as compared to $285,000 in 2017.

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

Other income and expenses was approximately $1,045,000 for the year ended December 31, 2018, compared to other expenses of approximately $1,456,000 for the year ended December 31, 2017. The increase was due to the recognition of de-recognition of fair value of convertible notes and warrants as a result of early repurchase of convertible notes and warrants.

Financial Condition, Liquidity and Capital Resources

As at December 31, 2018, we had a working capital deficit of $143,331 compared with a working capital deficit of $2,160,980 as at December 31, 2017. The improvement in working capital is primarily a result of funds received from private placements and early payment of convertible notes.

Our primary uses of cash have been for operations and payments for cancelation of convertible notes. The main sources of cash have been from issuance of common stock.

The Company believes that cash flow from operations will be sufficient to sustain its current level of operations for at least the next twelve months of operations.

As of December 31, 2018, we had cash and cash equivalents of approximately $23,000, which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

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

Net cash used for operating activities was approximately $636,000 and $62,000 in 2018 and 2017 respectively. In 2018, the net cash used for operating activities primarily reflects the net income from operations of approximately $762,000 with approximately $244,000 used for changes in operating assets and liabilities, offset by non-cash items of approximately $1,174,000 and amortization and depreciation of approximately $20,000 that had no effect on cash flows.

Net cash used for investing activities of $Nil in 2018 and $5,000 relates to purchase of office equipment in 2017.

Net cash provided by financing activities was approximately $579,000 and $183,000 in 2018 and 2017, respectively. In 2018, the Company issued common stock for approximately $1,200,000 and the proceeds were used to fund operations and repayments of some borrowings. In 2017, the Company issued approximately $230,000 of convertible notes and these borrowings had been used to fund operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our senior management concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2018, our senior management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our senior management in connection with the review of our financial statements as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2018, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding our current executive officers and directors:

Name	Age	Position	Date Named to Office
Executive Officers
Yiwen Zhang	31	Chief Executive Officer, President and Sole Director	September 2017
Chris Lim	46	Chief Financial Officer	March 2018
Eter Huang	36	Treasurer	January 2018

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

Executive Officers

Yiwen Zhang has served as our President, Chief Executive Officer and Chairman since the September 19, 2017 closing of the Acquisition. He founded Sincerity Australia Pty Ltd in November 2005 and has served as its general manager since its inception. He has more than 10 years of experience in the plastics and packaging industries including well-developed relationships with significant packaging groups. He is skilled in business negotiations, operations management, strategic planning, business development and matters involving plastics. He received a Bachelor of Commerce Degree with a focus in accounting and finance from the Australia National University. We believe that Yiwen Zhang is qualified to serve on our board of directors based upon his industry and management experience.

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

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the NASDAQ Marketplace Rules. Under such rules, our board of directors has determined that none of our directors are independent. Yiwen Zhang is not an independent director under these rules because he is an executive officer and principal shareholder of our company. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our Common Stock.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the year ended December 31, 2018, we believe that each person who at any time during the year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied their Section 16(a) filing requirements, although certain reports were filed on a late basis.

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2018 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2018 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2018 that received annual compensation during the fiscal year ended December 31, 2018 in excess of $100,000. None of our executive officers received annual compensation during the fiscal year ended December 31, 2018 in excess of $100,000.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Zhang, CEO	2018	10,471	-	-	-	-	-	-	10,471
	2017	36,131	-	-	-	-	-	-	36,131
Nils Ollquist, Former CFO(1)	2018	7,194	-		-	-	-	-	7,194
	2017	36,131	-	1,900,000	-	-	-	-	1,936,131
Chris Lim, CFO(2)	2018	51,881	-	-	-	-	-	-	51,881
	2017	-	-	-	-	-	-	-	-
Simon Rees, Former COO(3)	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-
Eter Huang, Treasurer(4)	2018	48,757	-	-	-	-	-	-	48,757
	2017	-	-	-	-	-	-	-	-

(1)	Nils Ollquist was terminated as the CFO on March 2, 2018.
(2)	Chris Lim has been our CFO since March 2, 2018. Mr. Lim was engaged as a consultant.
(3)	Simon Rees was our Chief Operating Officer from September 19, 2017 to February 4, 2019. Mr. Rees did not receive any compensation during the year ended December 31, 2018.
(4)	Eter Huang has been our Treasurer since January 15, 2018. Ms. Huang was engaged as a consultant.

Outstanding Equity Awards at Fiscal Year-End

We have one compensation plan approved by our stockholders, the 2013 Plan. As of December 31, 2018, we had no restricted stock units issued and outstanding. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreement

We entered into an employment services agreement with Yiwen Zhang in October 2017 effective for an indefinite period. It provides for a base salary of $125,000 per annum and the payment of an annual bonus, if and when determined by the Board, in its sole discretion. Yiwen Zhang is eligible to participate in any other bonus or incentive programs established by the Company for executives of the Company. Yiwen Zhang is also entitled to receive stock options under the Company’s Equity Incentive Plans at the option of the Board.

Consulting Agreement

We engaged Chris Lim and Eter Huang as consultants in June 2018. Pursuant to the engagement letter with Chris Lim Accounting Solutions Pty Ltd, we agreed to pay a monthly consulting fee of AUD 10,500 (approximately USD 6,255) for bookkeeping and other accounting-related services.

Director Compensation

We currently do not pay any cash compensation to our sole director for his services as directors of the Company. However, we reimburse our sole director for all reasonable out-of-pocket expenses incurred in connection with the Company’s business. In the future, we may also determine to grant to our director awards under our equity incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 15, 2019, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of April 15, 2018 through the exercise or conversion of any stock option, warrant, note or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by such person.

The percentage of shares beneficially owned is computed on the basis of 50,730 shares of Common Stock outstanding as of April 15 , 2019. Shares of Common Stock that a person has the right to acquire within 60 days of April 15, 2019 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o Sincerity Applied Materials Holdings Corp., 4 Avoca Street, South Yarra, Victoria, Australia 3141.

	Shares Beneficially Owned
	Number	Percentage
5% Owners
CKR Law LLP 1330 Avenue of the Americas New York, NY 10019	3,841	7.571%

Executive Officers and Directors:
Yiwen Zhang(1)	39,463	77.79%
Chris Lim	0	0%
Eter Huang	0	0%

All directors and executive officers as a group (3 persons)	39,463	77.79%

(1) Represents 39,463 shares owned by the Zhang Family Trust, a trust in which Yiwen Zhang and his wife are the beneficial owners.

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

Sales and Purchases of Securities

The following securities transactions are with related persons during the fiscal year ended December 31, 2018.

In February 2018, we issued 75,000 shares to Pure Boba Family Trust, a trust beneficially owned by Yang Fan at a price of $1.33333 per share or an aggregate of $100,000.

In April 2018, we issued 75,000 shares to Pure Boba Family Trust, a trust beneficially owned by Yang Fan at a price of $1.33333 per share or an aggregate of $100,000.

In May 2018, we issued 750,000 shares to Tianma Wanxiang Pty Ltd, a company that Yang Fan is a shareholder, at a price of $1.33333 per share or an aggregate of $1,000,000.

Loans from shareholders

The net loan balance due from the stockholder at December 31, 2018 amounts to $136,400 and is subject to an unsecured loan agreement that requires interest at the rate of 5.8% per annum on balances outstanding for at least an entire year, and stipulates repayment within one year from the balance sheet date, subject to the lender’s discretion. The agreement also provides for future advances and payments at the discretion of the parties.

Bank credit line

The Company has a total $950,000 (AUD) bank credit line (approximately $670,900 (USD) at December 31, 2018) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at December 31, 2018) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at December 31, 2018, $105,931 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

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

Employment Agreements

The discussion above under “Executive Compensation – Employment Agreement” and “Executive Compensation – Consulting Agreement” is incorporated herein by reference.

Other Transactions

During the years ended December 31, 2018 and 2017 SAPL purchased nil and $839, respectively, in products from Sincerity China. Sincerity China is owned by Leping Zhang and her husband.

During the years ended December 31, 2018 and 2017 SAPL purchased approximately $535,302 and $962,640, respectively, in products from Shanghai Sincerity Co. Ltd. Shanghai Sincerity Co. Ltd. is owned by Leping Zhang and her husband.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended December 31, 2018 and December 31, 2017 are set forth in the table below:

Fee Category	Year ended December 31, 2018	Year ended December 31, 2017

Audit fees (1)	$51,601	$70,487
Audit-related fees (2)	$33,654	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$85,255	$70,487

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors.  The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2018, were approved by our board of directors.

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

The following exhibits are included as part of this report:

Exhibit	Description
2.1	Acquisition Agreement dated June 5, 2017 by and among the Registrant, Sincerity Australia Pty Ltd. (“SAPL”), and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2017)

2.2	Amendment No. 1 dated July 7, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2017)

2.3	Amendment No. 2 dated July 21, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2017.

2.4	Amendment No. 3 dated August 15, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2017.

2.5	Amendment No. 4 dated August 23, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2017.

2.6	Amendment No. 5 dated September 1, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2017.

2.7	Amendment No. 6 dated September 15, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2017)

3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-177500) filed with the Securities and Exchange Commission on October 25, 2011)

3.2	Certificate of Amendment of Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2013)

3.3	Certificate of Amendment of Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2017)

3.4	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-177500) filed with the Securities and Exchange Commission on October 25, 2011

10.1	Form of September 2017 Lock-Up and No Short Selling Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.2	Form of September 2017 Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.3	Form of September 2017 PPO Warrant for Common Stock of Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.4	Form of September 2017 12% Senior Secured Convertible Note of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.5	Form of September 2017 Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.6	Form of September 2017 Security Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.7	Unsecured Loan Agreement dated March 31, 2017 between Yiwen Zhang (James Zhang) and Sincerity Australia Pty. Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.8	Sincerity Australia Pty. Ltd. Credit Line Letter Agreement dated November 24, 2016 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.9	Securities Purchase Agreement dated November 9, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2017)

10.10	Form of 12% Convertible Promissory Note Dated November 9, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2017)

10.11	Form of Class A Warrant dated November 9, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2017)

10.12	Form of Class B Warrant dated November 9, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2017)

10.13	Securities Purchase Agreement dated November 20, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2017)

10.14	12% Convertible Promissory Note dated November 20, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2017)

10.15	Registration Rights Agreement dated November 20, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2017)

10.16	Amendment No. 1 to Securities Purchase Agreement dated November 20, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2017)

10.17	Securities Purchase Agreement dated November 20, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018)

10.18	12% Convertible Promissory Note dated December 19, 2107(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018)

10.19	Registration Rights Agreement dated December 19, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018)

10.20	Registrant’s 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2013)

16.1	Letter from Friedman LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2017)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document***

101.SCH*	XBRL Taxonomy Extension Schema Document***

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document***

*	Filed herewith

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Dated: April 15, 2019	By:	/s/ Yiwen Zhang
	Name:	Yiwen Zhang
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2019	By:	/s/ Yiwen Zhang
	Name:	Yiwen Zhang
	Title:	President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

Dated: April 15, 2019	By:	/s/ Chris Lim
	Name:	Chris Lim
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE FINANCIAL YEAR ENDED

DECEMBER 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sincerity Applied Material Holdings Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sincerity Applied Material Holdings Corp and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended, and the related notes and schedules (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company reported a net current asset deficiency with its current liabilities exceeding its current assets by $143,331, net cash used in operations of $636,386 and a loss from operations of $361,500. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

ShineWing Australia

Chartered Accountants

We have served as the Company’s auditor since 2016.

Melbourne, Australia

April 15, 2019

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at December 31, 2018 and 2017

	Note	2018$	2017$

Assets
Cash and cash equivalents	4	23,245	63,649
Other assets	5	1,184	73,258
Accounts receivables	5	145,222	48,066
Related party loan		136,400	-
Total current assets		306,051	184,973

Property, plant and equipment, net of accumulated depreciation and amortization	6	134,890	52,302
Deferred tax asset	11	124,874	56,892
Total non-current assets		259,764	109,194
Total assets		565,815	294,167

Liabilities and Stockholders’ Equity/(Deficit)

Liabilities
Accounts payables		105,632	176,046
Accrued and other liabilities	7	136,403	216,947
Long-term debt – current position	8	20,535	33,482
Line of credit	9	186,812	118,667
Related party loan		-	26,862
Convertible notes	10	-	435,190
Derivate liabilities	10	-	1,338,759
Income tax liabilities	11	-	-
Total current liabilities		449,382	2,345,953

Long-term debt – non-current position	8	110,769	38,795
Total non-current liabilities		110,769	38,795
Total liabilities		560,151	2,384,748

Equity
Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 50,730 and 49,483,334, respectively		50,413	49,483

Additional paid in capital		3,442,920	2,183,850
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(3,500,406)	(4,262,212)
Foreign currency translation differences	12	66,248	(8,191)
Total stockholders’ deficit		5,664	(2,090,581)
Total liabilities and stockholders’ equity		565,815	294,167

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations

For the Year ended December 31, 2018 and 2017

	Note	2018 $	2017 $

Revenue
Sales		1,558,042	2,150,977
Cost of sales		(1,472,425)	(1,951,022)
Gross profit		85,617	199,955

Operating expenses
Depreciation and amortization		19,741	40,857
Selling, general and administrative expenses		129,308	109,425
Employee expenses		14,430	1,972,262
Professional service fees		282,931	624,891
Repairs and maintenance		31	-
Chattel Mortgage charges		676	-
Bad debt expenses		-	42,424
Total operating expenses		447,117	2,789,859

(Loss)/Income from operations		(361,500)	(2,589,904)

Other income/(expenses)
Other income		34,010	33,142
Interest expense		(240,496)	(91,077)
Other Finance Gain		614,982	-
Fair value adjustments on Convertible note		320,527	(366,203)
Loss on issue of Warrant		-	(444,546)
(Loss)/Gain on derivative financial instrument		(23,469)	19,867
Fair value adjustment of Warrant liabilities		409,173	(555,877)
Foreign currency transaction loss		(69,645)	(51,165)
Total other expenses		1,045,082	(1,455,859)
Income/(Loss) from continuing operations before income tax expenses		683,582	(4,045,763)

Income tax benefit	11	78,224	55,841

Net income/(loss) after income tax expense for the period		761,806	(3,989,922)

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		74,439	(25,281)
Other comprehensive income/(loss)		74,439	(25,281)

Total comprehensive income/(loss) for the period		836,245	(4,015,203)

Net (loss)/gain per share
Basic and diluted		0.02	(0.08)
Weighted average number of common stock outstanding
Basic and diluted		43,314,313	46,428,342

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)

For the Year ended December 31, 2018 and 2017

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Adjustments to equity to reflect retroactive application of reverse acquisition	Total (Deficit)/
	Shares	Amount	Capital	Earnings	Losses	accounting	Equity
Balance at December 31, 2016	45,211,047	$45,211	-	$17,390	$(272,290)	$(35,785)	$(245,474)
Income after income tax expense for the year	-	-	-	-	$(3,989,922)	-	$(3,989,922)
Other comprehensive loss for the year	-	-	-	$(25,581)	-	-	$(25,581)
Recapitalization on September 19, 2017	3,122,287	$3,122	-	-	-	-	$3,122
Adjustments to equity to reflect retroactive application of reverse acquisition accounting	-	-	-	-	-	$(17,726)	$(17,726)
Share based payment - Cheasapeak	150,000	$150	$284,850	-	-	-	$285,000
Share based payment – Chendu Holdings Pty Ltd	1,000,000	$1,000	$1,899,000	-	-	-	$1,900,000
Total comprehensive
Income /(loss) for the year	4,272,287	$4,272	$2,183,850	$(25,581)	$(3,989,922)	$(17,726)	$(1,845,107)

Balance at December 31, 2017	49,483,334	$49,483	$2,183,850	$(8,191)	$(4,262,212)	$(53,511)	$(2,090,581)
Loss after income tax expense for the year	-	-	-	-	$761,806	-	$761,806
Other comprehensive loss for the year	-	-	-	$74,439	-	-	$74,439
New Share issuance on February 5, 2018 (75k shares @ USD 1.33333/Share)	75,000	$75	$99,925	-	-	-	$100,000
New Share issuance on March 27, 2018 (75k shares @ USD 1.33333/Share)	75,000	$75	$99,925	-	-	-	$100,000
Convertible note settlement on April 26, 2018 via an issuance of 30k shares @ USD 2.00/Share	30,000	$30	$59,970	-	-	-	$60,000
New Share issuance on May 28, 2018 (750k shares @ USD 1.33333/Share)	750,000	$750	$999,250	-	-	-	$1,000,000
Stock reverse split on November 13, 2018 (1000:1)	(50,362,604)	-	-	-	-	-	-
Total comprehensive
Income /(loss) for the year	(49,432,604)	$930	$1,259,070	$74,439	$761,806	-	$2,096,155

Balance at December 31, 2018	50,730	$50,413	$3,442,920	$66,248	$(3,500,406)	$(53,511)	$5,664

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows

For the Year ended December 31, 2018 and 2017

	2018	2017
	$	$
Cash flows from operating activities:
Net income/(loss)	761,806	(3,989,922)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	19,741	35,310
Amortization of intangible assets	-	5,547
Gain on assets disposal	(14,634)	(1,614)
FBT employee contribution	(20,498)	(31,528)
Bad debt expenses	-	42,424
Interest accrued on shareholder loan	58,730	-
Convertible notes settlement	(57,025)	-
Derivate liability	(1,356,424)	-
Expenses paid by share issued	-	2,185,000
Expenses incurred by convertible notes issued	-	204,847
Expenses incurred by warrant issued	-	1,338,759
Other Finance and interest cost	149,493	-
Other Selling, general and administrative adj	5,372	-
Deregistration of subsidiary	1,670	-
Net difference on foreign exchange	59,314	51,165
Net changes in operating assets and liabilities
Increase in trade and other receivables	(97,156)	(78,816)
(Increase)/decrease in other assets	72,074	(72,469)
Increase/(decrease) in trade and other payables	(33,433)	174,765
Increase/(decrease) in other liabilities	(117,524)	143,995
Increase in deferred tax asset	(67,892)	(56,892)
Increase/(decrease) in tax provision	-	(12,436)
Net cash used in operating activities	(636,386)	(61,865)
Cash flows from investing activities
Payments for property, plant and equipment	-	(5,216)
Net cash used in investing activities	-	(5,216)
Cash flows from financing activities
Proceeds from Convertible notes	83,500	230,343
Proceeds from issue of ordinary shares	1,200,000	-
Settlement of Convertible notes	(304,000)	-
Deregistration of subsidiary	(1,670)	-
Finance cost paid	(149,493)	-
Repayment of borrowings	(11,855)	(1,414)
Repayment of advances from related entities	(201,494)	(35,280)
Payment of finance lease liabilities	(35,687)	(10,309)
Net cash provide by financing activities	579,301	183,340

Net increase/(decrease) in cash and cash equivalents	(57,085)	116,259
Effect of exchange rate changes on cash and cash equivalents	16,681	(70,985)
Adjustment to equity to reflect retroactive application of reverse acquisition accounting	-	(14,604)
Cash and cash equivalents at the beginning of period	63,649	32,979
Cash and cash equivalents at the end of period	$23,245	$63,649

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

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

At December 31,2018, the company had a current asset deficiency of $143,331 and net asset surplus of $5,664 (December 31, 2017 current asset deficiency of $2,160,980 and net asset deficiency $2,090,581). The Company reported an after tax income of $761,806 for the year (2017 after tax loss: $3,989,922).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	The company has the ability to raise fund through private placements and has successfully raised $1 million during the year;

(ii)	The company has paid down its convertible notes reducing its financing costs which would improve its financial performance;

(iii)	The company is expected to increase its revenue by launching new products line in the next quarter; and

(iv)	The company incurred significant non-recurring professional fees relating to the reverse acquisition in the 6 months of 2018.

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder’s deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the year ended December 31, 2018. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a gain of $74,439 for the year ended December 31, 2018; such translation adjustments are not subject to income taxes. Foreign currency transaction losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $69,645 for the year ended December 31, 2018, and is included in the accompanying statement of income for the period.

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

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a regular basis and establishes an allowance for doubtful accounts, when deemed necessary, based on a history of past write- offs and collections and current credit conditions. A receivable is considered past-due based either on contractual terms or payment history. Accounts are written off as uncollectible after collection efforts have failed. In addition, The Company does not generally charge interest on past-due accounts or require collateral. It is at least reasonably possible that changes may occur in the near term that would affect management’s estimate of the allowance for doubtful accounts. At December 31, 2018, management determined that no allowance for doubtful accounts was required.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through December 31, 2018.

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

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During year ended December 31, 2018, no impairment losses were recognized for long-lived assets.

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

Convertible notes payable are analyzed at issue date to determine balance sheet classification, issue discounts or premiums, and embedded or derivative features. Embedded or derivative features are evaluated in accordance with accounting guidance for derivative securities and, if the features give rise to separate accounting, we make an election to account for the convertible notes payable at cost or at fair value. If fair value accounting is elected, on the issue date we record the difference between the issue price of the convertible notes payable and the separated embedded derivative where applicable, and their respective fair values, where applicable, as a gain or loss in the consolidated statement of operations. We re-measure the fair value at each reporting date and record again (upon a decrease in fair value) or loss (upon an increase in fair value) for the change in fair value of each separate component being the convertible note payable and the embedded derivative where applicable. Fair value is determined using a black scholes valuation model with; inputs to the model include the market value of the underlying stock, a life equal to the contractual life of the notes, incremental borrowing rates that correspond to debt with similar credit worthiness, estimated volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of the notes. Following an analysis of their embedded and derivative features and a projection of the volatility of their effective interest rates under the cost method, we elected to utilize fair value accounting for the convertible notes payable, along with the separated embedded derivatives and we issued on during the years ended December 31, 2018 and 2017. Management believes the fair value method of accounting provides a more appropriate presentation of these liabilities than would be provided under the cost method.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

In accordance with ASC 480 “Distinguishing Liabilities from Equity,” we record the fair value of warrants issued for the purchase of common stock as a liability since the warrants call for issuance of registered shares upon exercise, a condition that we may not be able to accommodate and which would then result in a net settlement of the warrants. Until the time the warrants are exercised or expire, the fair value is assessed at each reporting date utilizing a black scholes valuation model and any change in value is recorded as a gain or loss component of other income (expense) in our consolidated statement of operations. Inputs to the valuation model are of the same nature as those used for our convertible notes payable and any separated embedded derivatives where applicable.

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

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	2018	2017

Cash at bank	$22,539	$61,587
Petty Cash	706	2,062
	$23,245	$63,649

5.	Account Receivables and Other Assets

	2018	2017
Current

Account Receivables	$145,222	$48,066
Deferred Expenditure	1,184	73,258
	$146,406	$121,324

Deferred expenditure represented deposits paid to supplier for order processing.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

6.	Property, Plant and Equipment

	2018	2017	Estimated Useful Lives
Vehicles	$131,242	$115,698	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	156,807	141,263
Less: accumulated depreciation	21,917	88,961
Total, net of accumulated depreciation	$134,890	$52,302

7.	Accrued and Other Liabilities

	2018	2017
Current
Accrued expenses	$109,932	$72,952
Wages Payable	-	14,298
Superannuation Liability	-	5,932
PAYG Withholding Tax	-	19,546
Annual Leave Liability	-	5,259
Deferred Income	26,471	98,960
	$136,403	$216,947

Deferred Income represented deposits received from customers for order processing.

8.	Long-term debt

The Company entered a chattel mortgage on August 22, 2018 and early terminated the previous one. The chattel mortgage was secured by a motor vehicle requiring monthly payments approximating $2,658 (and a final payment approximating $45,719) that includes interest approximating 6.2%, and maturing on August 22, 2022. The components of the balance due under the chattel mortgage at December 31, 2018 are as follows:

	2018	2017

Chattel mortgage	$131,304	$72,277
Less: current portion	(20,535)	(33,482)
	$110,769	$38,795

Maturities of long-term debt at December 31, 2018 for each of the next five years and in the aggregate, are as follows:

	2018	2017

Next 12 months	$20,535	$33,482
2 years	22,530	38,795
3 years	24,720	-
4 years	63,519	-
	$131,304	$72,277

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

9.	Line of credit

	2018	2017

Business Loan	$105,931	$117,211
Business Credit Card	881	1,456
Short-term borrowing	80,000	-
	$186,812	$118,667

The Company has a total $950,000 (AUD) bank credit line (approximately $670,900 (USD) at December 31, 2018) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at December 31, 2018) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at December 31, 2018, $105,931 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

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

We carry our convertible notes payable and any separated embedded derivatives, and common stock warrant liability at fair value. We carry our other financial instruments at amortized cost; these items include cash, accounts payable, and accrued expenses. The carrying amounts of our cash and cash equivalents, accounts payable, and accrued expenses are considered to be reasonable estimates of their respective fair values due to their short-term nature and, therefore, fair value information is not provided in the following table.

Utilizing the lowest level inputs available under the measurement hierarchy, the fair values of our measured financial instruments comprise the following (we had no Level 1 and 2 financial instruments):

Liabilities:

Convertible notes payable and Common stock warrant liability

Level 3

Convertible Notes Payable	-

Warrant to purchase common stock	-

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

Our Level 3 financial liabilities consist of convertible notes payable (the “Notes”) and separated embedded derivatives, and warrants for the purchase of common stock, all of which were issued as detailed below:

On September 19, 2017, in conjunction with the closing of the Acquisition, we sold 15 units of securities (the “Units”) in a private placement offering (the “September 2017 Offering”), at a purchase price of $10,000 per Unit (the “Unit Offering Price”), each Unit consisting of (i) one 12% senior secured convertible promissory note (the “Note”) in the face (principal) amount of $10,000 and (ii) one warrant (the “Warrant”) exercisable for a period of five years representing the right to purchase Thirty Three Thousand Three Hundred Thirty Four (33,334) shares of Common Stock. In June 2018, the company has cancelled the Note and Warrant due to the fact that:

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

(i)	On November 9, 2017 we entered into a Securities Purchase Agreement with two persons, pursuant to which we sold (i) convertible promissory notes dated November 9, 2017 in the aggregate principal amount of $108,000 due on November 9, 2018, (ii) three-year Class A Warrants to purchase up to an aggregate of 102,858 shares of our common stock (subject to adjustment) at an initial exercise price of $6.00 per share (subject to adjustment), and (iii) three-year Class B Warrants to purchase up to an aggregate of 800,000 shares of our common stock (subject to adjustment) at an initial exercise price of $7.50 per share (subject to adjustment). This convertible note was paid off on April 26, 2018; and

(ii)	On December 19, 2017 we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $112,500 due on August 20, 2018. This convertible note was paid off on June 12, 2018; and

(iii)	On January 9,2018, we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $83,500 due on January 9, 2019. This convertible note was paid off on June 12, 2018.

11.	Income Tax Expense

(a)	The components of tax (expense)/income comprise:

	2018	2017
Current tax
- Australia	$78,224	$55,387
- US	-	-
- HK	-	454
Total	$78,224	$55,841

(b)	The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:

- Australia	$(285,110)	$(204,912)
- US	968,692	(3,839,199)
- HK	-	(1,652)
Total	$683,582	$(4,045,763)

Income tax expense/(credit) at statutory rate:

- Australia	$(78,405)	$(56,351)
- US	203,425	(806,232)
- HK	-	(454)
Total	$125,020	$(863,037)

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

Tax effect amounts which are not deductible/(taxable) in calculating taxable income:

Valuation allowance	-	806,232
Other non-allowable items	(203,244)	964
Consolidated income tax expense/(income)	$(78,224)	$(55,841)

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At December 31, 2018, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of our tax balance was $968,692 that is fully offset by accumulated losses from earlier periods.

Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has provisionally determined that there is no deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2019.

12.	Other Comprehensive Earnings

	2018	2017

Foreign currency translation reserve	$66,248	($8,191)

13.	Auditors’ Remuneration

	2018	2017
Auditors of the Company

Review and Audit of financial reports	$85,255	$70,487

14.	Capital and Leasing Commitments

There was no capital or leasing expenditure at December 31, 2018.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

15.	Contingencies

(a)	The Zhang Family Trust has lodged a claim against the company to be reimbursed for their shares that were transferred to various advisers for services relating to the reverse acquisition that they believed were not delivered to them as the majority shareholder of the company. The claim amount to $7,664,827 based on 5,748,635 shares transferred.

(b)	The company has received a demand letters from CKR Law (“CKR”) on 11 June 2018 and 9 July 2018. CKR is demanding payment of legal fees and reimbursements of legal expenses to CKR. These legal expenses and reimbursements relate to engagement letter signed between SINC and CKR dated 5 April 2017, 19 September 2017 and 30 October 2017. In additions, CKR claimed that SINC is in breached of its registration obligations to CKR under the 19 September 2017 Registration Rights Agreement among SINC, CKR and Bang Bo Enterprise Management Consulting Co. Ltd.

SINC through its attorney responded to CKR that has counterclaimed against CKR in a letter dated 19 June 2018 demanding for (i) return of all shares issued or transferred to CKR; (ii) a release from any remaining “liabilities” to CKR; (iii) the return of all legal fees paid by SINC to CKR; and (iv) financial damages resulting from these activities.

The company has received no further correspondence from CKR since their last letter dated 9 July 2018. As these matters are currently in dispute, the company believed that the CKR claims are not valid.

Provisions are not required in respect of these matters, as it is either not probable that a future sacrifice of economic benefits will be required or the amount is not capable of reliable measurement.

16.	Related Party Transactions

(a)	Subsidiary

Sincerity Australia Pty Ltd which is incorporated in Australia and Prana Hong Kong Limited which is incorporated in Hong Kong are wholly owned subsidiaries of Sincerity Applied Materials Holdings Corp. Prana Hong Kong Limited is under process of de-registration.

(b)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	2018	2017

Loan from Stockholder	-	$12,564
Loan to Stockholder	$136,400	-
Purchase from Changzhou Sincerity Plastics and Chemicals Technology Ltd	-	$839

Purchase from Shanghai Sincerity Co Ltd	$535,302	$962,640

Consultant fee paid to Nils Ollquist	-	$1,900,000

Consultant fee paid to OFS Capital Group	-	$38,353

17.	Events After the Reporting Period

There has not arisen in the interval between the end of the financial period and the date of these financial statements any other item, transaction or event of a material and unusual nature likely, in the opinion of the Directors of the Company, to affect significantly the operation of the company, the results of those operations, or the state of affairs of the company, in future financial years.