Form 10-Q
period 2019-03-31
Sincerity Applied Materials Holdings Corp.
filed 2019-05-16
CIK 1532595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

As of May 15, 2019, there were 73,590,730 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR

THE QUARTERLY PERIOD ENDED

MARCH 31, 2019 and 2018

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at March 31, 2019 and December 31, 2018

	Note	March 31, 2019 $	December 31, 2018 $

Assets
Cash and cash equivalents	4	10,634	23,245
Other assets	5	1,209	1,184
Accounts receivables	5	107,922	145,222
Related party loan		166,464	136,400
Total current assets		286,229	306,051

Property, plant and equipment, net of accumulated depreciation and amortization	6	132,379	134,890
Deferred tax asset	10	129,477	124,874
Total non-current assets		261,856	259,764
Total assets		548,085	565,815

Liabilities and Stockholders’ Equity/(Deficit)

Liabilities
Accounts payables		157,012	105,632
Accrued and other liabilities	7	84,668	136,403
Long-term debt – current position	8	21,115	20,535
Line of credit	9	187,308	186,812
Income tax liabilities	10	-	-
Total current liabilities		450,103	449,382

Long-term debt – non-current position	8	105,824	110,769
Total non-current liabilities		105,824	110,769
Total liabilities		555,927	560,151

Equity
Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized Issued and outstanding: nil preferred shares
Common stock Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 50,730 and 50,730, respectively		50,413	50,413
Additional paid in capital		3,442,920	3,442,920
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(3,510,564)	(3,500,406)
Foreign currency translation differences	11	62,900	66,248
Total stockholders’ suplus/(deficit)		(7,842)	5,664
Total liabilities and stockholders’ equity		548,085	565,815

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations

For the three months ended March 31, 2019 and 2018

		Three Months ended March
	Note	2019 $	2018 $

Revenue
Sales		235,651	475,913
Cost of sales		(229,184)	(453,007)
Gross profit		6,467	22,906

Operating expenses
Depreciation and amortization		2,418	6,508
Selling, general and administrative expenses		8,336	27,783
Employee expenses		-	24,697
Professional service fees		9,832	376,608
Bad debt expenses		-	-
Total operating expenses		20,586	435,596

Loss from operations		(14,119)	(412,690)

Other income/(expenses)
Other income		4,881	5,388
Interest expense		(4,630)	(128,329)
Other Finance Gain		-	(9,975)
Fair value adjustments on Convertible note		-	(86,744)
Gain on derivative financial instrument		-	130,254
Fair value adjustment of Warrant liabilities		-	(30,275)
Foreign currency transaction loss		(324)	(6,837)
Total other expenses		(73)	(126,518)
Loss from continuing operations before income tax expenses		(14,192)	(539,208)

Income tax benefit/(expense)	10	4,034	(45,949)

Net loss after income tax expense for the period		(10,158)	(585,157)

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		(3,348)	13,710
Other comprehensive income/(loss)		(3,348)	13,710

Total comprehensive loss for the period		(13,506)	(571,447)

Net (loss)/gain per share
Basic and diluted		(0.20)	(0.01)
Weighted average number of common stock outstanding
Basic and diluted		50,730	43,314,313

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)

For the three months ended March 31, 2019 and 2018

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Adjustments to equity to reflect retroactive application of reverse acquisition	Total
	Shares	Amount	Capital	Earnings	Losses	accounting	(Deficit)/Equity
Balance at December 31, 2018*	50,730	$50,413	$3,442,920	$66,248	$(3,500,406)	$(53,511)	$5,664
Loss after income tax expense for the year	-	-	-	-	$(10,158)	-	$(10,158)
Other comprehensive loss for the year	-	-	-	$(3,348)	-	-	$(3,348)
Balance at March 31, 2019	50,730	$50,413	$3,442,920	$62,900	$(3,510,564)	$(53,511)	$(7,842)

Balance at December 31, 2017	49,483,334	$49,483	$2,183,850	$(8,191)	$(4,262,212)	$(53,511)	$(2,090,581)
Loss after income tax expense for period	-	-	-	-	$(585,157)	-	$(585,157)
Other comprehensive income for the period	-	-	-	$13,710	-	-	$13,710
New Share issuance during the period (75k shares @ USD 1.33333/Share)	75,000	$75	$99,925	-	-	-	$100,000
Balance at March 31, 2018	49,558,334	$49,558	$2,283,775	$5,519	$(4,847,369)	$(53,511)	$(2,562,028)

* Stock reverse split on November 13, 2018 (1000:1)

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows

For the three months ended March 31, 2019 and 2018

	Three Months ended March
	2019 $	2018 $
Cash flows from operating activities:
Net loss	(10,158)	(585,157)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	2,418	6,508
FBT employee contribution	(4,881)	(5,388)
Derivate liability	-	(13,235)
Expenses incurred by convertible notes issued	-	126,222
Other Finance and interest cost	-	9,975
Net difference on foreign exchange	893	6,926
Net changes in operating assets and liabilities
(Increase)/decrease in trade and other receivables	37,300	(209,787)
(Increase)/decrease in other assets	(25)	47,642
Increase/(decrease) in trade and other payables	15,012	474,462
Decrease in other liabilities	(15,369)	(82,512)
(Increase)/decrease in deferred tax asset	(4,603)	45,860
Increase/(decrease) in tax provision	-	-
Net cash provided by/(used in) operating activities	20,587	(178,484)
Cash flows from investing activities
Advances to related entities	(25,184)	-
Net cash used in investing activities	(25,184)	-
Cash flows from financing activities
Proceeds from Convertible notes	-	83,500
Proceeds from issue of ordinary shares	-	100,000
Advances from related entities	-	23,018
Finance cost paid	-	(9,975)
Repayment of borrowings	-	(1,887)
Repayment of advances from related entities	-	-
Payment of finance lease liabilities	(4,365)	(9,461)
Net cash provide by/(used in) financing activities	(4,365)	185,195

Net increase/(decrease) in cash and cash equivalents	(8,962)	6,711
Effect of exchange rate changes on cash and cash equivalents	(3,649)	5,115
Adjustment to equity to reflect retroactive application of reverse acquisition accounting	-	-
Cash and cash equivalents at the beginning of period	23,245	63,649
Cash and cash equivalents at the end of period	$10,634	$75,475

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

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

At March 31,2019, the company had a current asset deficiency of $163,874 and net asset deficiency of $7,842 (December 31, 2018 current asset deficiency of $143,331 and net asset surplus of $5,664). The Company reported an after tax loss of $10,158 for the year (March 31, 2018 after tax loss: $585,157).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	The company has the ability to raise fund through private placements or convertible notes and had prior success. The company is currently in discussion with financiers to raise more fund;

(ii)	The company is expected to increase its revenue by launching new products line during the year;

(iii)	The company constantly reduced costs to improve its financial performance.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

1.3	Going Concern Basis (continued)

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder’s deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the period ended March 31, 2019. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a loss of $3,348 for the period ended March 31, 2019; such translation adjustments are not subject to income taxes. Foreign currency transaction losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $324 for the period ended March 31, 2019, and is included in the accompanying statement of income for the period.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

1.7	Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a regular basis and establishes an allowance for doubtful accounts, when deemed necessary, based on a history of past write- offs and collections and current credit conditions. A receivable is considered past-due based either on contractual terms or payment history. Accounts are written off as uncollectible after collection efforts have failed. In addition, The Company does not generally charge interest on past-due accounts or require collateral. It is at least reasonably possible that changes may occur in the near term that would affect management’s estimate of the allowance for doubtful accounts. At March 31, 2019, management determined that no allowance for doubtful accounts was required.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

1.12	Loans and Borrowings

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

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through March 31, 2019.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

1.15	Goods and Services Tax (GST)

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

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During the period ended March 31, 2019, no impairment losses were recognized for long-lived assets.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

1.18	Earnings (Loss) per Common Share

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

1.20	Recently Issued Accounting Standards (continued)

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

2.	Critical Accounting Estimates and Judgements (continued)

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

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	March 31, 2019	December 31, 2018

Cash at bank	$9,924	$22,539
Petty Cash	710	706
	$10,634	$23,245

5.	Account Receivables and Other Assets

	March 31, 2019	December 31, 2018
Current

Account Receivables	$107,922	$145,222
Deferred Expenditure	1,209	1,184
	$109,131	$146,406

Deferred expenditure represented deposits paid to supplier for order processing.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

6.	Property, Plant and Equipment

	March 31, 2019	December 31, 2018	Estimated Useful Lives
Vehicles	$131,242	$131,242	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	156,807	156,807
Less: accumulated depreciation	24,428	21,917
Total, net of accumulated depreciation	$132,379	$134,890

7.	Accrued and Other Liabilities

	March 31, 2019	December 31, 2018
Current
Accrued expenses	$73,565	$109,932
Deferred Income	11,103	26,471
	$84,668	$136,403

Deferred Income represented deposits received from customers for order processing.

8.	Long-term debt

The Company has a chattel mortgage outstanding at March 31, 2019 secured by a motor vehicle requiring monthly payments approximating $2,671 (and a final payment approximating $45,933) that includes interest approximating 6.2%, and maturing on August 22, 2022. The components of the balance due under the chattel mortgage at March 31, 2019 are as follows:

	March 31, 2019	December 31, 2018

Chattel mortgage	$126,939	$131,304
Less: current portion	(21,115)	(20,535)
	$105,824	$110,769

Maturities of long-term debt at March 31, 2019 for each of the next five years and in the aggregate, are as follows:

	March 31, 2019	December 31, 2018

Next 12 months	$21,115	$20,535
2 years	23,167	22,530
3 years	25,418	24,720
4 years	57,239	63,519
	$126,939	$131,304

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

9.	Line of credit

	March 31, 2019	December 31, 2018

Business Loan	$106,427	$105,931
Business Credit Card	881	881
Short-term borrowing	80,000	80,000
	$187,308	$186,812

The Company has a total $950,000 (AUD) bank credit line (approximately $674,000 (USD) at March 31, 2019) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at March 31, 2019) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at March 31, 2019, $106,427 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

10.	Income Tax Expense

(a)	The components of tax (expense)/income comprise:

	March 31, 2019	March 31, 2018
Current tax
- Australia	$4,034	$(45,949)
- US	-	-
Total	$4,034	$(45,949)

(b)	The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:

- Australia	$(14,668)	$(41,049)
- US	476	(498,077)
- Hong Kong	-	(81)
Total	$(14,192)	$(539,207)

Income tax expense/(credit) at statutory rate:

- Australia	$(4.034)	$(11,289)
- US	100	(104,596)
- Hong Kong	-	(22)
Total	$(3,934)	$(115,907)

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

10.	Income Tax Expense (continued)

Tax effect amounts which are not deductible/(taxable) in calculating taxable income:

Other non-allowable items	(100)	279
Valuation allowance	-	104,596
Underprovision o prior year tax	-	56,981
Consolidated income tax expense/(income)	$(4,034)	$161,856

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At March 31, 2019, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of our tax balance was $476 that is fully offset by accumulated losses from earlier periods.

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

11.	Other Comprehensive Earnings

	March 31, 2019	December 31, 2018

Foreign currency translation reserve	$62,900	$66,248

12.	Capital and Leasing Commitments

There was no capital or leasing expenditure at March 31, 2019.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

13.	Contingencies

(a)	The Zhang Family Trust has lodged a claim against the company to be reimbursed for their shares that were transferred to various advisers for services relating to the reverse acquisition that they believed were not delivered to them as the majority shareholder of the company. The claim amount to $7,664,827 based on 5,748,635 shares transferred.

(b)	The company has received a demand letters from CKR Law (“CKR”) on 11 June 2018 and 9 July 2018. CKR is demanding payment of legal fees and reimbursements of legal expenses to CKR. These legal expenses and reimbursements relate to engagement letter signed between SINC and CKR dated 5 April 2017, 19 September 2017 and 30 October 2017. In additions, CKR claimed that SINC is in breached of its registration obligations to CKR under the 19 September 2017 Registration Rights Agreement among SINC, CKR and Bang Bo Enterprise Management Consulting Co. Ltd.

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

(b)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	March 31, 2019	December 31, 2018

Loan to Stockholder	$166,464	$136,400

	Three Months ended March
	2019	2018

Purchase from Shanghai Sincerity Co Ltd	$8,944	$76,028

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

15.	Events After the Reporting Period

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

On April 25, 2019, the company issued 73,540,000 shares to various investors being:-

●	500,000 shares to William R Joubert at a price of $0.001 per share or $500;

●	40,000 shares to JRB Consulting LLC at a price of $0.001 per share or $40;

●	1,500,000 shares to Lina Liu at a price of $0.001 per share or $1,500;

●	1,250,000 shares to Pure Bobo Family Trust at a price of $0.001 per shares or $1,250;

●	750,000 shares to Tianma Wanxiang Pty Ltd ATF Tianma Wanxiang Trust at a price of $0.001 per share or $750; and

●	69,500,000 shares to Zhang Family Trust at a price of $0.001 per share or $69,500.

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

The following discussion highlights the Company’s results of operations and the principal factors that have affected our financial condition, as well as our liquidity and capital resources for the periods described, provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

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

Results of Operations

For the Three Months ended March 31, 2019 and 2018

		Three Months ended March 31,
		2019	2018
	Note	$	$

Revenue
Sales		235,651	475,913
Cost of sales		(229,184)	(453,007)
Gross profit		6,467	22,906

Operating expenses
Depreciation and amortization		2,418	6,508
Selling, general and administrative expenses		8,336	27,783
Employee expenses		-	24,697
Professional service fees		9,832	376,608
Bad debt expenses		-	-
Total operating expenses		20,586	435,596

Loss from operations		(14,119)	(412,690)

Other income/(expenses)
Other income		4,881	5,388
Interest expense		(4,630)	(128,329)
Other Finance Gain		-	(9,975)
Fair value adjustments on Convertible note		-	(86,744)
Gain on derivative financial instrument		-	130,254
Fair value adjustment of Warrant liabilities		-	(30,275)
Foreign currency transaction loss		(324)	(6,837)
Total other expenses		(73)	(126,518)
Loss from continuing operations before income tax expenses		(14,192)	(539,208)

Income tax benefit/(expense)		4,034	(45,949)

Net loss after income tax expense for the period		(10,158)	(585,157)

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		(3,348)	13,710
Other comprehensive income/(loss)		(3,348)	13,710

Total comprehensive loss for the period		(13,506)	(571,447)

Revenues

Revenue was $234k for the three months ended 31 March, 2019, compared to $476k for the three months ended 31 March, 2019, a decrease of $242k. The decrease can be attributed to timing and quantity of orders by our customers and the type of products they purchase, which can vary in margin.

Selling, general and administrative expenses

Selling, general and administrative expenses was $8k for the three months ended March 31, 2019, compared to $28k for the three months ended March 31, 2018. The decrease was primarily due to decrease in advertising and once off listing fees paid in 2018.

Employee expenses

No employee expenses were incurred for the 3 months ended March 31, 2019, compared to an expense of $25k for the three months ended March 31, 2018. The decrease can be attributed to the termination of the Chief Financial Officer, Nils Oliquist in the first quarter of 2018.

Professional service fees

Professional service fees were $10k for the three months ended March 31, 2019, compared to $377k for the three months ended March 31, 2018. The higher professional service fees incurred for the 3 months ended March 31, 2018 was to due payments to consultants and attorney relating to the fund raising and the reverse acquisition.

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

The decrease in other income and expenses was due to all the convertible notes and warrants being repurchased in 2018 and the company no longer needs to remeasure these financial instruments in 2019.

Liquidity and Capital Resources

As at March 31, 2019, we had a working capital deficit of $59,648 compared with a working capital deficit of $2,160,980 as at December 31, 2017. The improvement in working capital is primarily a result of funds received from private placements and early payment of convertible notes.

Our primary uses of cash have been for operations and payments for cancelation of convertible notes. The main sources of cash have been from issuance of common stock.

The Company believes that cash flow from operations will be sufficient to sustain its current level of operations for at least the next twelve months of operations.

As of March 31, 2019, we had cash and cash equivalent of approximately $11,000, which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

(i)	The company has the ability to raise fund through private placements or convertible notes and had prior success. The company is currently in discussion with financiers to raise more fund;

(ii)	The company is expected to increase its revenue by launching new products line during the year;

(iii)	The company constantly reduced costs to improve its financial performance.

In the three months ended March 31, 2019, the net cash provided by operating activities primarily reflects the loss from operations of approximately $10,000 with approximately $32,000 in changes in operating assets and liabilities, offset by non-cash items of approximately $5,000 and amortization and depreciation of approximately $2,000 that had no effect on cash flows.

Net cash used for investing activities of approximately $25,000 and $Nil relates to advances to related entities for the three months ended March 31, 2019 and three months ended March 31, 2018, respectively.

Net cash provided by financing activities was approximately $4,000 for the three months ended March 31, 2019 compared to net cash generated for financial activities for the three months ended March 31, 2018. In the three months ended March 31, 2019, the Company repaid its finance lease liabilities. For the three months ended March 31, 2018, the Company issued convertible notes for approximately $84,000 and issued common stock for approximately $100,000 and these proceeds were used to fund operations and repayments of some borrowings.

Going Concern

At March 31,2019, the company had a current asset deficiency of $163,874 and net asset deficiency of $7,842 (December 31, 2018 current asset deficiency of $143,331 and net asset surplus of $5,664). The Company reported an after tax loss of $10,158 for the year (March 31, 2018 after tax loss: $585,157).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	The company has the ability to raise fund through private placements or convertible notes and had prior success. The company is currently in discussion with financiers to raise more fund;

(ii)	The company is expected to increase its revenue by launching new products line during the year;

(iii)	The company constantly reduced costs to improve its financial performance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2019 our disclosure controls and procedures were not effective due to material weaknesses resulting from our internal controls  and procedures including (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of an audit committee financial expert (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K) on our board of directors; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Controls

During the quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Quarterly Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us except for the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 25, 2019, we issued 73,540,000 shares to the following investors:

● 500,000 shares to William R Joubert at a price of $0.001 per share for a total of $500;

● 40,000 shares to JRB Consulting LLC at a price of $0.001 per share for a total of $40;

● 1,500,000 shares to Lina Liu at a price of $0.001 per share for a total of $1,500;

● 1,250,000 shares to Pure Bobo Family Trust at a price of $0.001 per shares for a total of $1,250;

● 750,000 shares to Tianma Wanxiang Pty Ltd ATF Tianma Wanxiang Trust at a price of $0.001 per share for a total of $750; and

● 69,500,000 shares to Zhang Family Trust at a price of $0.001 per share for a total of $69,500.

The above shares were not registered under the Securities Act of the 1933, as amended, and were issued in reliance on an exemption from registration set forth in Section 4(2) thereof.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

May 15, 2019	By:	/s/ Yiwen Zhang
Yiwen Zhang Chief Executive Officer (Principal Executive Officer)

May 15, 2019	By:	/s/ Chris Lim
Chris Lim Chief Financial Officer (Principal Financial and Accounting Officer)