Form 10-Q
period 2019-09-30
Sincerity Applied Materials Holdings Corp.
filed 2019-11-18
CIK 1532595

Tableo

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 18, 2019, there were  73,590,730 shares of the registrant’s common stock, $0.001 per value per share, issued and outstanding.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019 (not reviewed)

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2019 (Not Reviewed) and 2018

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at September 30, 2019 (not reviewed) and December 31, 2018

	Note	September 30, 2019 (not reviewed) $	December 31, 2018 $

Assets
Cash and cash equivalents	4	7,858	23,245
Other assets	5	11,110	1,184
Accounts receivables	5	61,402	145,222
Related party loan		–	136,400
Total current assets		80,370	306,051

Property, plant and equipment, net of accumulated depreciation and amortization	6	129,320	134,890
Deferred tax asset	10	119,156	124,874
Total non-current assets		248,476	259,764
Total assets		328,846	565,815

Liabilities and Stockholders’ Equity/(Deficit)

Liabilities
Accounts payables		180,411	105,632
Accrued and other liabilities	7	89,493	136,403
Long-term debt – current position	8	21,047	20,535
Line of credit	9	181,866	186,812
Related party loan		7,387,509	–
Total current liabilities		7,860,326	449,382

Long-term debt – non-current position	8	89,939	110,769
Total non-current liabilities		89,939	110,769
Total liabilities		7,950,265	560,151

Equity
Preferred stock Authorized: $0.001 par value, 10,000,000 shares authorized Issued and outstanding: nil preferred shares		–	–
Common stock Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 73,590,730 and 73,590,730, respectively		123,953	50,413
Additional paid in capital		3,442,920	3,442,920
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(11,218,054)	(3,500,406)
Foreign currency translation differences	11	83,273	66,248
Total stockholders’ surplus/(deficit)		(7,621,419)	5,664
Total liabilities and stockholders’ equity		328,846	565,815

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations

For the three months and the nine months ended September 30, 2019 (not reviewed) and 2018

		Three months ended September 30,		Nine months ended September 30,
	Note	2019 $ (not reviewed)	2018 $	2019 $ (not reviewed)	2018 $
Revenue
Sales		101,799	442,431	498,455	1,177,032
Cost of sales		(118,838)	(416,910)	(470,373)	(1,104,072)
Gross profit		(17,039)	25,521	28,082	72,960

Operating expenses
Depreciation and amortization		2,020	4,630	6,772	17,403
Selling, general and administrative expenses		7,874	23,821	26,469	91,826
Employee expenses		–	(10,267)	–	14,430
Professional service fees		5,609	69,718	32,154	242,941
Dispute settlement		–	–	7,664,828	–
Chattle Mortgage charges		–	661	–	661
Repairs and maintenance		–	–	–	31
Total operating expenses		15,503	88,563	7,730,223	367,292

Income / (Loss) from operations		(32,542)	(63,042)	(7,702,141)	(294,332)

Other income/(expenses)
Other income		4,700	19,326	14,377	30,455
Interest expense		(4,220)	(2,772)	(13,319)	(236,523)
Other Finance Gain		–	–	–	614,679
Discount on Convertible note		–	–	–	320,527
Loss on derivative financial instrument		–	–	–	(23,469)
Fair value adjustment of Warrant liabilities		–	–	–	409,173
Foreign currency transaction loss		(24,348)	(20,337)	(32,185)	(46,994)
Total other income/ (expenses)		(23,868)	(3,783)	(31,127)	1,067,848
Income/(Loss) from continuing operations before income tax expenses		(56,410)	(66,825)	(7,733,268)	773,516

Income tax benefit/(expense)	10	15,794	8,414	15,620	598

Net income/(Loss) after income tax expense for the period		(40,616)	(58,411)	(7,717,648)	774,114

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		12,869	33,718	17,025	70,091
Other comprehensive income/(loss)		12,869	33,718	17,025	70,091

Total comprehensive income/(Loss) for the period		(27,747)	(24,693)	(7,700,623)	844,205

Net (loss)/gain per share
Basic and diluted		–	–	(0.18)	0.02
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	50,413,334	42,881,719	49,961,411

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)

For the three, six and nine months ended September 30, 2019 (not reviewed) and 2018

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Adjustments to equity to reflect retroactive application of reverse acquisition	Total
	Shares	Amount	Capital	Earnings	Losses	accounting	(Deficit)/Equity
Balance at December 31, 2018*	50,730	$50,413	$3,442,920	$66,248	$(3,500,406)	$(53,511)	$5,664
Loss after income tax expense for the period	–	–	–	–	$(10,158)	–	$(10,158)
Other comprehensive loss for the period	–	–	–	$(3,348)	–	–	$(3,348)

Balance at March 31, 2019	50,730	$50,413	$3,442,920	$62,900	$(3,510,564)	$(53,511)	$(7,842)
Loss after income tax expense for the period	–	–	–	–	$(7,666,874)	–	$(7,666,874)
Other comprehensive income for the period	–	–	–	$7,504	–	–	$7,504
New Share issuance during the period (73,540k shares @USD 0.001/Share)	73,540,000	$73,540	–	–	–	–	$73,540

Balance at June 30, 2019 (not reviewed)	73,590,730	$123,953	$3,442,920	$70,404	$(11,177,438)	$(53,511)	$(7,593,672)
Loss after income tax expense for the period	–	–	–	–	$(40,616)	–	$(40,616)
Other comprehensive income for the period	–	–	–	$12,869	–	–	$12,869

Balance at September 30, 2019 (not reviewed)	73,590,730	$123,953	$3,442,920	$83,273	$(11,218,054)	$(53,511)	$(7,621,419)

Balance at December 31, 2017	49,483,334	$49,483	$2,183,850	$(8,191)	$(4,262,212)	$(53,511)	$(2,090,581)
Loss after income tax expense for period	–	–	–	–	$(585,157)	–	$(585,157)
Other comprehensive income for the period	–	–	–	$13,710	–	–	$13,710
New Share issuance during the period (75k shares @ USD 1.33333/Share)	75,000	$75	$99,925	–	–	–	$100,000

Balance at March 31, 2018	49,558,334	$49,558	$2,283,775	$5,519	$(4,847,369)	$(53,511)	$(2,562,028)
Income after income tax expense for the period	–	–	–	–	$1,417,682	–	$1,417,682
Other comprehensive income for the period	–	–	–	$22,663	$–	–	$22,663
New Share issuance during the period (825k shares @ USD 1.33333/Share)	825,000	$825	$1,099,175	$–	$–	$–	$1,100,000
New Share issuance during the period (30k shares @USD 2.00/Share)	30,000	$30	$59,970	–	$–	$–	$60,000

Balance at June 30, 2018	50,413,334	$50,413	$3,442,920	$28,182	$(3,429,687)	$(53,511)	$38,317
Loss after income tax expense for the period	–	–	–	–	$(58,411)	–	$(58,411)
Other comprehensive income for the period	–	–	–	$33,718	–	–	$33,718

Balance at September 30, 2018	50,413,334	$50,413	$3,442,920	$61,900	$(3,488,098)	$(53,511)	$13,624

_____________________

*A 1000:1 reverse stock split took place on November 13, 2018 reducing the common stock by 50,362,604.

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows

For the nine months ended September 30, 2019(not reviewed) and 2018

	Nine months ended September 30,
	2019
	$ (not reviewed)	2018 $
Cash flows from operating activities:
Net income (loss)	(7,717,648)	774,114
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	6,772	17,403
FBT employee contribution	(14,377)	(15,586)
Gain on disposal of fixed assets	–	(14,314)
Dispute settlement	7,664,828	–
Share based payment	4,040	–
Interest accrued on shareholder loan	–	59,438
Derivative liability	–	(1,356,424)
Net difference on foreign exchange	10,848	44,599
Convertible notes settlement	–	(57,025)
Other Finance and interest cost	–	149,493
Other Selling, general and administrative Adj	–	5,372
Net changes in operating assets and liabilities
(Increase)/decrease in trade and other receivables	83,820	20,230
(Increase)/decrease in other assets	(9,926)	25,720
Increase/(decrease) in trade and other payables	34,023	(110,405)
Increase/(decrease) in other liabilities	(6,155)	(123,368)
Decrease in deferred tax asset	5,718	1,797
Decrease in tax provision	–	–
Net cash (used in)/provided by operating activities	61,943	(578,956)

Cash flows from investing activities
Payments for property, plant and equipment	–	–
Net cash used in investing activities	–	–

Cash flows from financing activities
Proceeds from Convertible notes	–	83,500
Proceeds from issue of common stock	–	1,200,000
Settlement of Convertible notes	–	(304,000)
Other Finance cost and interest paid	–	(149,493)
Repayment of borrowings	–	(9,737)
Repayment of advances from related entities	(57,042)	(104,358)
Payment of finance lease liabilities	(20,317)	(27,719)
Net cash (used in)/ provide by financing activities	(77,359)	688,193
Net increase in cash and cash equivalents	(15,416)	109,237
Effect of exchange rate changes on cash and cash equivalents	29	27,123
Adjustment to equity to reflect retroactive application of reverse acquisition accounting	–	–
Cash and cash equivalents at the beginning of period	23,245	63,649
Cash and cash equivalents at the end of period	$7,858	$200,009

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

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

At September 30, 2019, the company had a current asset deficiency of $7,779,956 and net asset deficiency of $7,621,419 (December 31, 2018 current asset deficiency of $143,331 and net asset surplus $5,664). The Company reported an after tax loss of $7,717,648 for the nine months ended September 30, 2019 (September 30, 2018 after tax income: $774,114).

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder’s deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the nine months ended September 30, 2019. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a gain of $17,025 for the nine months ended September 30, 2019; such translation adjustments are not subject to income taxes. Foreign currency transaction losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $32,185 for the nine months ended September 30, 2019, and is included in the accompanying statement of income for the period.

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

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a regular basis and establishes an allowance for doubtful accounts, when deemed necessary, based on a history of past write- offs and collections and current credit conditions. A receivable is considered past-due based either on contractual terms or payment history. Accounts are written off as uncollectible after collection efforts have failed. In addition, The Company does not generally charge interest on past-due accounts or require collateral. It is at least reasonably possible that changes may occur in the near term that would affect management’s estimate of the allowance for doubtful accounts. At September 30 2019, management determined that no allowance for doubtful accounts was required.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

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

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through September 30, 2019.

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

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During the nine months ended September 30, 2019, no impairment losses were recognized for long-lived assets.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

2.	Critical Accounting Estimates and Judgments (continued)

Key Estimates

(i)	Useful lives

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

2.	Critical Accounting Estimates and Judgments (continued)

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

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	September 30, 2019 (not reviewed)	December 31, 2018

Cash at bank	$7,182	$22,539
Petty Cash	676	706
	$7,858	$23,245

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

5.	Account Receivables and Other Assets

	September 30, 2019 (not reviewed)	December 31, 2018
Current
Account Receivables	$61,402	$145,222
Deferred Expenditure	11,110	1,184
	$72,512	$146,406

Deferred expenditure represented deposits paid to supplier for order processing.

6.	Property, Plant and Equipment

	September 30, 2019 (not reviewed)	December 31, 2018	Estimated Useful Lives
Vehicles	$131,242	$131,242	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	156,807	156,807
Less: accumulated depreciation	27,487	21,917
Total, net of accumulated depreciation	$129,320	$134,890

7.	Accrued and Other Liabilities

	September 30, 2019 (not reviewed)	December 31, 2018
Current
Accrued expenses	$69,177	$109,932
Deferred Income	20,316	26,471
	$89,493	$136,403

Deferred Income represented deposits received from customers for order processing.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

8.	Long-term debt

The Company has a chattel mortgage outstanding at September 30, 2019 secured by a motor vehicle requiring monthly payments approximating $2,541 (and a final payment approximating $43,712) that includes interest approximating 6.2%, and maturing on August 22, 2022. The components of the balance due under the chattel mortgage at September 30, 2019 are as follows:

	September 30, 2019 (not reviewed)	December 31, 2018

Chattel mortgage	$110,986	$131,304
Less: current portion	(21,047)	(20,535)
	$89,939	$110,769

Maturities of long-term debt at September 30, 2019 for each of the next five years and in the aggregate, are as follows:

	September 30, 2019 (not reviewed)	December 31, 2018

Next 12 months	$21,047	$20,535
2 years	23,079	22,530
3 years	66,860	24,720
4 years	–	63,519
	$110,986	$131,304

9.	Line of credit

	September 30, 2019 (not reviewed)	December 31, 2018

Business Loan	$101,280	$105,931
Business Credit Card	586	881
Short-term borrowing	80,000	80,000
	$181,866	$186,812

The Company has a total $950,000 (AUD) bank credit line (approximately $641,441 (USD) at September 30, 2019) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (6.85% per annum at September 30, 2019) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at September 30, 2019, $101,280 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

10.	Income Tax Expense

(a)	The components of tax (expense)/income comprise:

	September 30, 2019 (not reviewed)	December 31, 2018
Current tax
- Australia	$15,620	$78,224
- US	–	–
Total	$15,620	$78,224

(b)	The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:

- Australia	$(56,798)	$(285,110)
- US	(7,676,469)	968,692
Total	$(7,733,268)	$683,582

Income tax expense/(credit) at statutory rate:
- Australia	$(15,620)	$(78,405)
- US	(1,612,059)	203,425
Total	$(1,627,678)	$125,020

Tax effect amounts which are not deductible/(taxable) in calculating taxable income:
Other adjustments	1,612,058	(203,244)
Consolidated income tax expense/(income)	$(15,620)	$(78,224)

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At September 30, 2019, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded of our tax balance was $1,612,058 that is fully offset by accumulated losses from earlier periods.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

11.	Other Comprehensive Earnings

	September 30, 2019 (not reviewed)	December 31, 2018

Foreign currency translation reserve	$83,273	$66,248

12.	Capital and Leasing Commitments

There was no capital or leasing expenditure at September 30, 2019.

13.	Contingencies

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

(b)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	September 30, 2019 (not reviewed)	December 31, 2018

Loan to Stockholder	–	$136,400
Loan from Stockholder	$7,387,509	–

	Three months ended September 30,
	2019 (not reviewed)	2018

Purchase from Shanghai Sincerity Co Ltd.	$3,989	$118,936

15.	Events After the Reporting Period

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

		Three months ended September 30,		Nine months ended September 30,
	Note	2019 $ (not reviewed)	2018 $	2019 $ (not reviewed)	2018 $
Revenue
Sales		101,799	442,431	498,455	1,177,032
Cost of sales		(118,838)	(416,910)	(470,373)	(1,104,072)
Gross profit		(17,039)	25,521	28,082	72,960

Operating expenses
Depreciation and amortization		2,020	4,630	6,772	17,403
Selling, general and administrative expenses		7,874	23,821	26,469	91,826
Employee expenses		–	(10,267)	–	14,430
Professional service fees		5,609	69,718	32,154	242,941
Dispute settlement		–	–	7,664,828	–
Chattle Mortgage charges		–	661		661
Repairs and maintenance		–	–	–	31
Total operating expenses		15,503	88,563	7,730,223	367,292

Income / (Loss) from operations		(32,542)	(63,042)	(7,702,141)	(294,332)

Other income/(expenses)
Other income		4,700	19,326	14,377	30,455
Interest expense		(4,220)	(2,772)	(13,319)	(236,523)
Other Finance Gain		–	–	–	614,679
Discount on Convertible note		–	–	–	320,527
Loss on derivative financial instrument		–	–	–	(23,469)
Fair value adjustment of Warrant liabilities		–	–	–	409,173
Foreign currency transaction loss		(24,348)	(20,337)	(32,185)	(46,994)
Total other income/ (expenses)		(23,868)	(3,783)	(31,127)	1,067,848
Income/(Loss) from continuing operations before income tax expenses		(56,410)	(66,825)	(7,733,268)	773,516

Income tax benefit/(expense)	10	15,794	8,414	15,620	598

Net income/(Loss) after income tax expense for the period		(40,616)	(58,411)	(7,717,648)	774,114

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		12,869	33,718	17,025	70,091
Other comprehensive income/(loss)		12,869	33,718	17,025	70,091

Total comprehensive income/(Loss) for the period		(27,747)	(24,693)	(7,700,623)	844,205

Net (loss)/gain per share
Basic and diluted		–	–	(0.18)	0.02
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	50,413,334	42,881,719	49,961,411

Revenues

Revenue was $102k for the three months ended September 30, 2019, compared to $442k for the three months ended September 30, 2018, a decrease of $340k. The decrease can be attributed to timing and quantity of orders by our customers and the type of products they purchase, which can vary in margin.

Selling, general and administrative expenses

Selling, general and administrative expenses was $8k for the three months ended September 30, 2019, compared to $24k for the three months ended September 30, 2018. In the three months ended September 30, 2018, international travels were undertaken for financing and operating matters that did not take place in the three months ended September 30, 2019.

Employee expenses

No employee expense was an incurred for the 3 months ended September 30, 2019.

Professional service fees

Professional service fees were $7k for the three months ended September 30, 2019, compared to $70k for the three months ended September 30, 2018. The $7k for the three months ended September 30, 2019 relates to professional service fees incurred relating to its operating activities.

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

Liquidity and Capital Resources

As at September 30, 2019, we had a working capital deficit of $7,779,956 compared with a working capital deficit of $143,331 as at December 31, 2018. The deterioration in working capital is primarily a result loss incurred during the nine months period ended September 30, 2019 and the settlement of claims with related party for $7,387,509.

Our primary uses of cash have been for operations. The main sources of cash have been from sales of our products to our customers.

The Company believes that cash flow from operations will be sufficient to sustain its current level of operations for at least the next three months of operations.

As of September 30, 2019, we had cash and cash equivalent of approximately $8,000, which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

(i)	The company has the ability to raise fund through private placements or convertible notes and had prior success. The company is currently in discussion with financiers to raise more fund;

(ii)	The company is expected to increase its revenue by launching new products line during the year;

(iii)	The company constantly reduced costs to improve its financial performance.

In the nine months ended September 30, 2019, the net cash provided by operating activities primarily reflects the loss from operations of approximately $7,718,000 with approximately $107,000 in changes in operating assets and liabilities, offset by non-cash items of approximately $7,665,000 and amortization and depreciation of approximately $6,700 that had no effect on cash flows.

Net cash used for investing activities of approximately $Nil and $Nil for the six months ended September 30, 2019 and three months ended September 30, 2018, respectively.

Net cash used in financing activities was approximately $77,000 for the nine months ended September 30, 2019 compared to net cash generated for financial activities for the nine months ended September 30, 2018. In the nine months ended September 30, 2019, the Company repaid its finance lease liabilities and its related parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2019 our disclosure controls and procedures were not effective due to material weaknesses resulting from our internal controls  and procedures including (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of an audit committee financial expert (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K) on our board of directors; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Controls

During the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

This Form 10-Q for the 3 months ended September 30, 2019 has not been reviewed by its independent auditor, ShineWing Australia. The company will submit an amended Form 10-Q upon the completion of the review.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

November 18, 2019	By:	/s/ Yiwen Zhang
Yiwen Zhang Chief Executive Officer (Principal Executive Officer)

November 18, 2019	By:	/s/ Chris Lim
Chris Lim Chief Financial Officer (Principal Financial and Accounting Officer)

