Form 10-K
period 2019-12-31
Sincerity Applied Materials Holdings Corp.
filed 2021-08-25
CIK 1532595

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Suite 1105, Level 11 370 Pitt Street Sydney, Victoria, Australia 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 24, 2021, there were 73,590,730 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

Directors and Officers

Our sole director Yiwen Zhang was appointed upon the closing of the September 19, 2017 Acquisition. On February 4, 2019, we terminated Mr. Simon Rees as the Chief Operating Officer.

Yiwen Zhang serves as our President and Chief Executive Officer, Chris Lim as our Chief Financial Officer and Eter Huang as our Treasurer. Yiwen Zhang is our principal executive officer and Chris Lim is our principal financial and accounting officer for SEC reporting purposes. Eter Huang was terminated as our Treasurer on October 31, 2019. Eter Huang termination was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies (including accounting or financial policies) or practices. See “Management-Directors and Executive Officers” below for information about our directors and executive officers.

Employee

As of December 31, 2019, we had one employee and one consultant.

Lock-up Agreements and Other Restrictions

In connection with the Acquisition, the SAPL Shareholder (the “Restricted Holder”), entered into a lock-up agreement, (the “Lock-Up Agreements”), whereby it is restricted for a period of twenty-four months after the Acquisition (the “restricted Period”), from certain sales or dispositions (including pledges) of all of our Common Stock held by (or issuable to) it, such restrictions together referred to as the Lock-Up. The foregoing restrictions do not apply to the resale of shares of Common Stock by the Restricted Holder in any registered secondary offering of equity securities by us (and, if such offering is underwritten, with the written consent of the lead or managing underwriter), or to certain other transfers customarily excepted.

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

Our financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that includes an explanatory paragraph referring to our net losses for the year ended December 31, 2019 and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional financing or other capital, attain operating efficiencies, reduce expenditures, and to generate net revenues. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we may be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

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

During the year ended December 31, 2019, our products were sold to one customer, accounted for approximately 79.24% of our sales, respectively. The loss of any of these customers, particularly our primary customer, without comparable replacements, would adversely affect our financial results.

Risks Related to Our Reliance on Third Parties

We outsource the manufacturing of our products and rely on a limited number of third-parties for the manufacture of our products. We may not be able to find replacements or immediately transition to alternative manufacturers.

We rely on a limited number of parties for the manufacture of our products. These manufacturers, and any of our other manufacturers, may be unwilling or unable to supply product to us reliably and at the levels we anticipate or are required by the market. For the fiscal year ended December 31, 2019, we have two major suppliers, accounting for approximately 67% and 31% of our purchase, respectively. For us to be successful, our manufacturers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. Any such interruption could harm our reputation, business, financial condition and results of operations.

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

As of August 24, 2021, our executive officers, directors and principal (5% or greater) stockholders, together with their respective affiliates, owned approximately 94.82% of our Common Stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our Common Stock.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Annual Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

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

As of August 24, 2021, we had 73,340,730 shares of Common Stock outstanding held by 131 stockholders of record.

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

Period	High	Low
Quarter ended March 31, 2018	$3,650.00	$1,900.00
Quarter ended June 30, 2018	$2,550.00	$1,800.00
Quarter ended September 30, 2018	$2,300.00	$1,600.00
Quarter ended December 31, 2018	$5,000.00	$1,100.00
Quarter ended March 31, 2019	$5,000.00	$5,000.00
Quarter ended June 30, 2019	$5,000.00	$50.00
Quarter ended September 30, 2019	$50.00	$50.00
Quarter ended December 31, 2019	$5.00	$1.00

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

In April 2018, we issued 75,000 shares to Pure Boba Family Trust, a trust beneficially owned by Fan Yang at a price of $1.33333 per share or an aggregate of $100,000, 15,000 shares to Emunah Funding LLC at a price of $2.00 per share or an aggregate of $30,000 and 15,000 shares to Fourth Man LLC at a price of $2.00 per share or an aggregate of $30,000. The shares were issued in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act.

In May 2018, we issued 750,000 shares to a non-U.S. investor at a price of $1.33333 per share or an aggregate of $1,000,000. As of June 8, 2018, we have received the full amount from the investor. The shares were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S as promulgated by the SEC under the Securities Act.

In April 2019, we issued 73,540,000 shares to a number of non-U.S investors at a price of $0.001 per share for an aggregate of $73,540. The shares were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S as promulgated by the SEC under the Securities Act.

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

As of December 31, 2018 and December 31, 2019, no restricted stock units or other securities were outstanding under the 2013 plan.

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

Basis of Presentation

The unaudited financial statements for our fiscal years ended December 31, 2019 and 2018 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

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

SAPL is fast growing, it is running at loss as a public company and needs more working capital for stronger growth.

SAPL’s flag ship range in ventilated packaging are in the final stage of commercial production, and it is expected to disrupt the fresh produce packaging market with strong performance and competitive price.

Going Concern Basis

The financial statements have been prepared on the going concern basis, which assumes continuity of normal business activities and the realization of assets and the settlement of liabilities in the ordinary course of business.

At December 31,2019, the company had a current asset deficiency of $143,331 and net asset surplus of $5,664 (December 31, 2018 current asset deficiency of $143,331 and net asset surplus $5,664). The Company reported an after tax income of $761,806 for the year (2018 after tax income: $761,806).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)       The company has the ability to raise fund through private placements and convertible notes; and

(ii)      The company has been streamlining its operation by reducing operation costs.

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

Highlights

SAPL has successfully engineered two new range in ventilated packaging. One has been adapted by one of the major supermarket retailers in Australia. The other has been adapted by a large grower in China. The success shows great return for previous investment and SAPL’s top priority is to expand this range to worldwide market.

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

Results of Operations

Fiscal Years Ended December 31, 2019 and 2018

The following table summarizes our historical consolidated financial statements for the fiscal years ended December 31, 2019 and December 31, 2018:

	Note	Unaudited 2019 $	2018 $
Revenue
Sales		677,536	1,558,042
Cost of sales		(574,923)	(1,472,425)
Gross profit		102,613	85,617

Operating expenses
Depreciation and amortization		25,952	19,741
Selling, general and administrative expenses		33,168	129,308
Employee expenses		–	14,430
Professional service fees		75,882	282,931
Repairs and maintenance		–	31
Chattel Mortgage charges		–	676
Total operating expenses		135,002	447,117

Loss from operations		(32,389)	(361,500)

Other income/(expenses)
Other income		14,101	34,010
Interest expense		(15,415)	(240,496)
Other Finance Gain		–	614,982
Fair value adjustments on Convertible note		–	320,527
(Loss)/Gain on derivative financial instrument		–	(23,469)
Fair value adjustment of Warrant liabilities		–	409,173
Foreign currency transaction income/(loss)		22,254	(69,645)
Total other income/(loss)		20,940	1,045,082
Income/(Loss) from continuing operations before income tax expenses		(11,449)	683,582

Income tax (expense)/benefit	11	(241)	78,224

Net income/(loss) after income tax expense for the period		(11,690)	761,806

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		(21,377)	74,439
Other comprehensive income/(loss)		(21,377)	74,349

Total comprehensive income/(loss) for the period		(33,067)	836,245

Net (loss)/gain per share
Basic and diluted		(0.00)	0.02
Weighted average number of common stock outstanding
Basic and diluted		49,816,155	43,314,313

Revenues

Revenue was approximately $677,000 for the year ended December 31, 2019, compared to approximately $1,558,000 for the year ended December 31, 2018, a decrease of approximately $881,000. The decrease was the result of the decreased volume of products sold to our key customers during 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses were approximately $33,000 for the year ended December 31, 2019, compared to approximately $129,000 for the year ended December 31, 2018. The decrease was primarily due efforts taken to reduce expenditures due to lower selling activities.

Employee expenses

Employee expenses were nil for the year ended December 31, 2019, compared to $14,000 for the year ended December 31, 2018.

Professional service fees

Professional service fees were approximately $76,000 for the year ended December 31, 2019, compared to approximately $283,000 for the year ended December 31, 2018. The decrease is due to review and audit partially completed by the auditors and reduced usage of consultants.

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

Other income and expenses was approximately $21,000 for the year ended December 31, 2019, compared to other expenses of approximately $1,045,000 for the year ended December 31, 2018. The decrease was due to the recognition of de-recognition of fair value of convertible notes and warrants as a result of early repurchase of convertible notes and warrants.

Financial Condition, Liquidity and Capital Resources

As at December 31, 2019, we had a working capital deficit of $99,743 compared with a working capital deficit of $143,331 as at December 31, 2018. The improvement in working capital is primarily a result of reduction in expenses in December 31, 2019.

Our primary uses of cash have been for operations and payments for cancelation of convertible notes. The main sources of cash have been from issuance of common stock.

The Company believes that cash flow from operations will be sufficient to sustain its current level of operations for at least the next twelve months of operations.

As of December 31, 2019, we had cash and cash equivalents of approximately $23,000, which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

(i)       The company has the ability to raise fund through private placements and convertible notes; and

(ii)      The company has been streamlining its operation by reducing operation costs.

Net cash generated for operating activities was approximately $96,000 in 2019 compared to net cash used of $636,000 in 2018. In 2018, the net cash generated for operating activities primarily reflects the net loss from operations of approximately $12,000 with approximately $119,000 used for changes in operating assets and liabilities, offset by non-cash items of approximately $14,000 and amortization and depreciation of approximately $26,000 that had no effect on cash flows.

Net cash used for investing activities of $Nil in 2019 and 2018.

Net cash provided by financing activities was approximately $98,000 and $579,000 in 2019 and 2018, respectively. In 2019, the Company issued common stock for approximately $1,200,000 and the proceeds were used to fund operations and repayments of some borrowings. In 2017, the Company issued approximately $230,000 of convertible notes and these borrowings had been used to fund operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our senior management concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2019, our senior management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our senior management in connection with the review of our financial statements as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2019, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding our current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors
Executive Officers
Yiwen Zhang	32	Chief Executive Officer, President and Sole Director	September 19, 2017
Chris Lim	47	Chief Financial Officer	N/A

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2019 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2019 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2019 that received annual compensation during the fiscal year ended December 31, 2019 in excess of $100,000. None of our executive officers received annual compensation during the fiscal year ended December 31, 2019 in excess of $100,000.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Zhang, CEO	2019	–	–	–	–	–	–	–	–
	2018	10,471	–	–	–	–	–	–	10,471
Chris Lim, CFO(1)	2019	27,409	–	–	–	–	–	–	27,409
	2018	51,881	–	–	–	–	–	–	51,881
Eter Huang, Treasurer(2)	2019	17,478	–	–	–	–	–	–	17,478
	2018	48,757	–	–	–	–	–	–	48,757

(1)	Chris Lim has been our CFO since March 2, 2018. Mr. Lim was engaged as a consultant. Pursuant to the consulting agreement, Mr. Lim is entitled for an annual consulting fee of $27,409.
(2)	Eter Huang has resigned as our Treasurer effective October 31, 2019. Ms. Huang was engaged as a consultant. Pursuant to the consulting agreement, Ms. Huang is entitled for an annual consulting fee of $17,478.

Outstanding Equity Awards at Fiscal Year-End

We have one compensation plan approved by our stockholders, the 2013 Plan. As of December 31, 2019, we had no restricted stock units issued and outstanding. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

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

Consulting Agreement

We engaged Chris Lim and Eter Huang as consultants in June 2018. Pursuant to the engagement letter with Chris Lim Accounting Solutions Pty Ltd, we agreed to pay a monthly consulting fee of AUD 10,500 (approximately USD 6,255) for bookkeeping and other accounting-related services. With the change in group operating activities, the amount charged has been adjusted according to the level of work performed.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 16, 2019, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our Common Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

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

The percentage of shares beneficially owned is computed on the basis of 73,590,730 shares of Common Stock outstanding as of August 24, 2021. Shares of Common Stock that a person has the right to acquire within 60 days of August 24, 2021 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o Sincerity Applied Materials Holdings Corp., 4 Avoca Street, South Yarra, Victoria, Australia 3141.

	Shares Beneficially Owned
	Number	Percentage

Executive Officers and Directors:
Yiwen Zhang(1)	69,539,463	94.82%
Chris Lim	0	0%
Eter Huang	0	0%

All directors and executive officers as a group (3 persons)	69,539,463	94.82%

(1) Represents 69,539,463 shares owned by the Zhang Family Trust, a trust in which Yiwen Zhang and his wife are the beneficial owners.

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

In April 2018, we issued 75,000 shares to Pure Boba Family Trust, a trust beneficially owned by Fan Yang at a price of $1.33333 per share or an aggregate of $100,000, 15,000 shares to Emunah Funding LLC at a price of $2.00 per share or an aggregate of $30,000 and 15,000 shares to Fourth Man LLC at a price of $2.00 per share or an aggregate of $30,000.

In May 2018, we issued 750,000 shares to Tianma Wanxiang Pty Ltd , a company that Fan Yang is a shareholder, at a price of $1.33333 per share or an aggregate of $1,000,000.

In April 2019, we issued 73,540,000 shares to various investors at a price of $0.001 per share or an aggregate of $73,540.

Loans from shareholders

The net loan balance due from the stockholder at December 31, 2019 amounts to $298,873 and is subject to an unsecured loan agreement that requires interest at the rate of 5.8% per annum on balances outstanding for at least an entire year, and stipulates repayment within one year from the balance sheet date, subject to the lender’s discretion. The agreement also provides for future advances and payments at the discretion of the parties.

Bank credit line

The Company has a total $950,000 (AUD) bank credit line (approximately $665,000 (USD) at December 31, 2019) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at December 31, 2019) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at December 31, 2019, $105,194 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

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

Other Transactions

During the years ended December 31, 2019 and 2018 SAPL purchased approximately $46,528 and $535,302, respectively, in products from Shanghai Sincerity Co. Ltd. Shanghai Sincerity Co. Ltd. is owned by Zhang Leping and her husband.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended December 31, 2019 and December 31, 2018 are set forth in the table below:

Fee Category	Year ended December 31, 2019	Year ended December 31, 2018

Audit fees (1)	$26,274	$51,601
Audit-related fees (2)	–	33,654
Tax fees (3)	–	–
All other fees (4)	–	–
Total fees	$26,274	$85,255

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

The audit is still ongoing and has not been completed as at the date of this report.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors.  The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2019, were approved by our board of directors.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Dated: August 24, 2021	By:	/s/ Yiwen Zhang
	Name:	Yiwen Zhang
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 24, 2021	By:	/s/ Yiwen Zhang
	Name:	Yiwen Zhang
	Title:	President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

Dated: August 24, 2021	By:	/s/ Chris Lim
	Name:	Chris Lim
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FINANCIAL YEAR ENDED (UNAUDITED)

DECEMBER 31, 2019 and 2018

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at December 31, 2019 (Unaudited) and 2018

	Note	Unaudited 2019 $	2018 $

Assets
Cash and cash equivalents	4	22,764	23,245
Other assets	5	–	1,184
Accounts receivables	5	93,038	145,222
Related party loan		298,873	136,400
Total current assets		414,675	306,051

Property, plant and equipment, net of accumulated depreciation and amortization	6	108,510	134,890
Deferred tax assets	11	123,760	124,874
Total non-current assets		232,270	259,764
Total assets		646,945	565,815

Liabilities and Stockholders’ Equity/(Deficit)
Liabilities
Accounts payables		187,495	105,632
Accrued and other liabilities	7	119,255	136,403
Long-term debt – current position	8	21,861	20,535
Line of credit	9	185,807	186,812
Income tax liabilities	11	–	–
Total current liabilities		514,418	449,382

Long-term debt – non-current position	8	86,390	110,769
Total non-current liabilities		86,390	110,769
Total liabilities		600,808	560,151
Equity
Preferred stock Authorized: $0.001 par value, 10,000,000 shares authorized Issued and outstanding: nil preferred shares
Common stock Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 73,590,730 and 49,483,334, respectively		123,953	50,413
Additional paid in capital		3,442,920	3,442,920
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(3,512,096)	(3,500,406)
Foreign currency translation differences	12	44,871	66,248
Total stockholders’ deficit		46,137	5,664
Total liabilities and stockholders’ equity		646,945	565,815

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations

For the Year ended December 31, 2019 (Unaudited) and 2018

	Note	Unaudited 2019 $	2018 $
Revenue
Sales		677,536	1,558,042
Cost of sales		(574,923)	(1,472,425)
Gross profit		102,613	85,617

Operating expenses
Depreciation and amortization		25,952	19,741
Selling, general and administrative expenses		33,168	129,308
Employee expenses		–	14,430
Professional service fees		75,882	282,931
Repairs and maintenance		–	31
Chattel Mortgage charges		–	676
Total operating expenses		135,002	447,117

Loss from operations		(32,389)	(361,500)

Other income/(expenses)
Other income		14,101	34,010
Interest expense		(15,415)	(240,496)
Other Finance Gain		–	614,982
Fair value adjustments on Convertible note		–	320,527
(Loss)/Gain on derivative financial instrument		–	(23,469)
Fair value adjustment of Warrant liabilities		–	409,173
Foreign currency transaction income/(loss)		22,254	(69,645)
Total other income/(loss)		20,940	1,045,082
Income/(Loss) from continuing operations before income tax expenses		(11,449)	683,582

Income tax (expense)/benefit	11	(241)	78,224

Net income/(loss) after income tax expense for the period		(11,690)	761,806

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		(21,377)	74,439
Other comprehensive income/(loss)		(21,377)	74,349

Total comprehensive income/(loss) for the period		(33,067)	836,245

Net (loss)/gain per share
Basic and diluted		(0.00)	0.02
Weighted average number of common stock outstanding
Basic and diluted		49,816,155	43,314,313

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)

For the Year ended December 31, 2019 (Unaudited) and 2018

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Adjustments to equity to reflect retroactive application of reverse acquisition	Total (Deficit)/
	Shares	Amount	Capital	Earnings	Losses	accounting	Equity
Balance at December 31, 2018	49,483,334	$49,483	$2,183,850	$(8,191)	$(4,262,212)	$(53,511)	$(2,090,581)
Loss after income tax expense for the year	–	–	–	–	761,806	–	761,806
Other comprehensive loss for the year	–	–	–	74,439	–	–	74,439
New Share issuance on February 5, 2018 (75k shares @ USD 1.33333/Share)	75,000	75	99,925	–	–	–	100,000
New Share issuance on March 27, 2018 (75k shares @ USD 1.33333/Share)	75,000	75	99,925	–	–	–	100,000
Convertible note settlement on April 26, 2018 via an issuance of 30k shares @ USD 2.00/Share	30,000	30	59,970	–	–	–	60,000
New Share issuance on May 28, 2018 (750k shares @ USD 1.33333/Share)	750,000	750	999,250	–	–	–	1,000,000
Stock reverse split on November 13, 2018 (1000:1)	(50,362,604)	–	–	–	–	–	–
Total comprehensive
Income /(loss) for the year	(49,432,604)	930	1,259,070	74,349	761,806	–	2,096,155

Balance at December 31, 2018	50,730	$50,413	$3,442,920	$66,248	$(3,500,406)	$(53,511)	$5,664
Loss after income tax expense for the year	–	–	–	–	(11,690)	–	(11,690)
Other comprehensive loss for the year	–	–	–	(21,377)	–	–	(21,377)
New Share issuance on April 29, 2019 (73,540k shares @ USD 0.001/Share)	73,540,000	73,540	–	–	–	–	73,540
Total comprehensive
Income /(loss) for the year	–	73,540	–	(21,377)	(11,690)	–	40,473

Balance at December 31, 2019 (Unaudited)	73,5905,730	$123,953	$3,442,920	$44,871	$(3,512,096)	$(53,511)	$46,137

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows

For the Year ended December 31, 2019 (Unaudited) and 2018

	(Unaudited) 2019 $	2018 $
Cash flows from operating activities:
Net income/(loss)	(11,690)	761,806
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	25,952	19,741
Amortization of intangible assets	–	–
Gain on assets disposal	–	(14,634)
FBT employee contribution	(14,101)	(20,498)
Interest accrued on shareholder loan	–	58,730
Convertible notes settlement	–	(57,025)
Derivate liability		(1,356,424)
Other Finance and interest cost	–	149,493
Other Selling, general and administrative adj	–	5,372
Deregistration of subsidiary	–	1,670
Net difference on foreign exchange	(23,126)	59,314
Net changes in operating assets and liabilities
Increase in trade and other receivables	52,184	(97,156)
(Increase)/decrease in other assets	1,184	72,074
Increase/(decrease) in trade and other payables	60,473	(33,433)
Increase/(decrease) in other liabilities	4,242	(117,524)
Increase in deferred tax asset	1,115	(67,892)
Increase/(decrease) in tax provision	–	–
Net cash used in operating activities	96,230	(636,386)
Cash flows from investing activities
Payments for property, plant and equipment	–	–
Net cash used in investing activities	–	–
Cash flows from financing activities
Proceeds from Convertible notes	–	83,500
Proceeds from issue of ordinary shares	–	1,200,000
Settlement of Convertible notes	–	(304,000)
Deregistration of subsidiary	–	(1,670)
Finance cost paid	–	(149,493)
Repayment of borrowings	–	(11,855)
Repayment of advances from related entities	(74,833)	(201,494)
Payment of finance lease liabilities	(23,052)	(35,687)
Net cash provided by financing activities	(97,885)	579,301

Net increase/(decrease) in cash and cash equivalents	(1,655)	(57,085)
Effect of exchange rate changes on cash and cash equivalents	1,174	16,681
Cash and cash equivalents at the beginning of period	23,245	63,649
Cash and cash equivalents at the end of period	22,764	23,245

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

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

At December 31,2019, the company had a current asset deficiency of $99,743 (December 31, 2018 current asset deficiency of $261,113) and reported an after tax loss of $11,690 for the year (2018 after tax income: $761,806).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	The company has the ability to raise fund through private placements and convertible notes; and
(ii)	The company has been streamlining its operation by reducing operation costs.

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder's deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the year ended December 31, 2019. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a loss of $21,377 for the year ended December 31, 2019; such translation adjustments are not subject to income taxes. Foreign currency transaction gain resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $22,254 for the year ended December 31, 2019, and is included in the accompanying statement of income for the period.

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

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through December 31, 2019.

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

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During year ended December 31, 2019, no impairment losses were recognized for long-lived assets.

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

1.20	Recently Issued Accounting Standards

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. The Company currently does not have any recent accounting pronouncements that they are studying and feel may be applicable.

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

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	2019	2018

Cash at bank	$22,063	$22,539
Petty Cash	701	706
	$22,764	$23,245

5.	Account Receivables and Other Assets

	2019	2018
Current

Account Receivables	$93,038	$145,222
Deferred Expenditure	–	1,184
	$93,038	$146,406

Deferred expenditure represented deposits paid to supplier for order processing.

6.	Property, Plant and Equipment

	2019	2018	Estimated Useful Lives
Vehicles	$131,242	$131,242	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	156,807	156,807
Less: accumulated depreciation	48,297	21,917
Total, net of accumulated depreciation	$108,510	$134,890

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

7.	Accrued and Other Liabilities

	2019	2018
Current

Accrued expenses	$88,542	$109,932
Wages Payable	–	–
Superannuation Liability	–	–
PAYG Withholding Tax	–	–
Annual Leave Liability	–	–
Deferred Income	30,713	26,471
	$119,255	$136,403

Deferred Income represented deposits received from customers for order processing.

8.	Long-term debt

The Company entered a chattel mortgage on August 22, 2018 and early terminated the previous one. The chattel mortgage was secured by a motor vehicle requiring monthly payments approximating $2,637 (and a final payment approximating $45,356) that includes interest approximating 6.2%, and maturing on August 22, 2022. The components of the balance due under the chattel mortgage at December 31, 2019 are as follows:

	2019	2018

Chattel mortgage	$129,870	$131,304
Less: current portion	(21,619)	(20,535)
	$108,251	$110,769

Maturities of long-term debt at December 31, 2019 for each of the next five years and in the aggregate, are as follows:

	2019	2018

Next 12 months	$31,644	$20,535
2 years	31,644	22,530
3 years	66,582	24,720
4 years	–	63,519
	$131,304	$131,304

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

9.	Line of credit

	2019	2018

Business Loan	$105,194	$105,931
Business Credit Card	613	881
Short-term borrowing	80,000	80,000
	$185,807	$186,812

The Company has a total $950,000 (AUD) bank credit line (approximately $665,000 (USD) at December 31, 2019) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at December 31, 2019) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at December 31, 2019, $105,194 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

10.	Income Tax Expense

(a)	The components of tax (expense)/income comprise:

			2019	2018
	Current tax
	- Australia		$241	$78,224
	- US		–	–
	- HK		–	–
		Total	$241	$78,224

(b)	The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

	Profit/(loss) from continuing operations before income tax expense:

	- Australia		$877	$(285,110)
	- US		(12,325)	968,692
	- HK		–	–
		Total	$(11,448)	$683,582

	Income tax expense/(credit) at statutory rate:
	- Australia		$241	$(78,405)
	- US		(2,588)	203,425
	- HK		–	–
		Total	$(2,347)	$125,020

	Tax effect amounts which are not deductible/(taxable) in calculating taxable income:
	Valuation allowance		$–	$–
	Other non-allowable items		2,588	(203,244)
	Consolidated income tax expense/(income)		$241	$(78,224)

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At December 31, 2019, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of our tax balance was $12,325 that is fully offset by accumulated losses from earlier periods.

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

11.	Other Comprehensive Earnings

	2019	2018

Foreign currency translation reserve	$44,871	$66,158

12.	Auditors’ Remuneration

	2019	2018
Auditors of the Company

Review and Audit of financial reports*	$26,274	$85,255

*The auditor has not completed the audit of the 2019 financial report.

13.	Capital and Leasing Commitments

There was no capital or leasing expenditure at December 31, 2019.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

14.	Contingencies

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this Annual Report, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

15.	Related Party Transactions

(a)	Subsidiary

Sincerity Australia Pty Ltd which is incorporated in Australia and Prana Hong Kong Limited which is incorporated in Hong Kong are wholly owned subsidiaries of Sincerity Applied Materials Holdings Corp. Prana Hong Kong Limited is under process of de-registration.

(b)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	2019	2018

Loan from Stockholder	$–	$–

Loan to Stockholder	$298,873	$136,400

Purchase from Shanghai Sincerity Co Ltd	$46,528	$535,302

16.	Events After the Reporting Period

There has not arisen in the interval between the end of the financial period and the date of these financial statements any other item, transaction or event of a material and unusual nature likely, in the opinion of the Directors of the Company, to affect significantly the operation of the company, the results of those operations, or the state of affairs of the company, in future financial years except for:

(a)	On August 5, 2021, the New York County Supreme Court has granted Section 3(a)(10) of the Securities Acto fo 1933 as amended exempts the offer and sale of securities in certain exchange transactions from the registration statement requirements in the case of Infinity Fund LLC v Sincerity Applied Materials Holdings Corp.

(b)	On August 20, 2020, the Group has entered into a stock purchase agreement with Simcor (Jiangsu) Materials Technology Ltd (SMTL), a company formed in the Peoples Republic of China with its registered address at No 67, Yanzhen East Rd, Niutang, Wujin, Changzhou, Jiangsu, China. SMTL will sell to the group 2,000,000 ordinary shares to the Group for a consideration of USD 2,500,000. SMTL also will issue and sell to the Group 5,000,000 ordinary shares for a consideration of USD 4,500,000.

(c)	Since December 31, 2019, the outbreak of the novel strain of coronavirus (“COVID-19”) and the ongoing pandemic, has resulted in governments worldwide enacting various emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, border shutdowns, self-imposed quarantine periods, closing of non-essential businesses and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. In addition, global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions.

To date, the COVID-19 pandemic had a material negative impact on the Group’s results of operations with reduced orders from its customers and the Group having to apply for government assistance where available.

