Form 10-Q
period 2020-03-31
Sincerity Applied Materials Holdings Corp.
filed 2021-09-02
CIK 1532595

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55475

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	45-2859440
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 1105, Level 11 370 Pitt Street Sydney, Victoria, Australia 2000	VIC 3141
(Address of principal executive offices)	(Zip Code)

+61-421-007-277

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 1, 2021, there were 73,590,730 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at March 31, 2020 (Not Reviewed) and December 31, 2019 (Not Audited)

		March 31, 2020	December 31, 2019
	Note	$	$
		(Not Reviewed)	(Not Audited)
Assets
Cash and cash equivalents	4	5,728	22,764
Accounts receivables	5	91,488	93,038
Related party loan		306,635	298,873
Total current assets		403,851	414,675

Property, plant and equipment, net of accumulated depreciation and amortization	6	106,558	108,510
Deferred tax asset	10	108,344	123,760
Total non-current assets		214,902	232,270
Total assets		618,753	646,945

Liabilities and Stockholders’ Equity/(Deficit)

Liabilities
Accounts payables		270,750	187,495
Accrued and other liabilities	7	80,878	119,255
Long-term debt – current position	8	19,015	21,861
Line of credit	9	171,487	185,807
Total current liabilities		542,130	514,418

Long-term debt – non-current position	8	68,256	86,390
Total non-current liabilities		68,256	86,390
Total liabilities		610,386	600,808

Equity
Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 73,590,730 and 73,590,730, respectively		123,953	123,953
Additional paid in capital		3,442,920	3,442,920
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(3,515,259)	(3,512,096)
Foreign currency translation differences	11	10,264	44,871
Total stockholders’ surplus/(deficit)		(8,367)	46,137
Total liabilities and stockholders’ equity		618,753	646,945

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations

For the three months ended March 31, 2020 (Not Reviewed) and 2019

		Three Months ended March
		2020	2019
	Note	$	$
		(Not Reviewed)
Revenue
Sales		93,586	235,651
Cost of sales		(81,625)	(229,184)
Gross profit		11,961	6,467

Operating expenses
Depreciation and amortization		1,952	2,418
Selling, general and administrative expenses		4,022	8,336
Employee expenses		–	–
Professional service fees		66	9,832
Bad debt expenses		–	–
Total operating expenses		6,040	20,586

Profit/(Loss) from operations		5,921	(14,119)

Other income/(expenses)
Other income		4,512	4,881
Interest expense		(1,415)	(4,630)
Other Finance Gain		–	–
Fair value adjustments on Convertible note		–	–
Gain on derivative financial instrument		–	–
Fair value adjustment of Warrant liabilities		–	–
Foreign currency transaction loss		(12,932)	(324)
Total other expenses		(9,835)	(73)
Loss from continuing operations before income tax expenses		(3,914)	(14,192)

Income tax benefit/(expense)	10	751	4,034

Net loss after income tax expense for the period		(3,163)	(10,158)

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		(34,607)	(3,348)
Other comprehensive income/(loss)		(34,607)	(3,348)

Total comprehensive loss for the period		(37,745)	(13,506)

Net (loss)/gain per share
Basic and diluted		(0.00)	(0.20)
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	50,730

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)

For the three months ended March 31, 2020 (Not Reviewed) and 2019

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Earnings	Accumulated Losses	Adjustments to equity to reflect retroactive application of reverse acquisition accounting	Total (Deficit)/Equity
Balance at December 31, 2019	73,590,730	$123,953	$3,442,920	$44,871	$(3,512,096)	$(53,511)	$46,137
Loss after income tax expense for the year	–	–	–	–	(3,163)	–	(3,138)
Other comprehensive loss for the year	–	–	–	(34,607)	–	–	(34,607)

Balance at March 31, 2020	73,590,730	$123,953	$3,442,920	$10,264	$(3,515,259)	$(53,511)	$(8,367)

Balance at December 31, 2018	50,730	$50,413	$3,442,920	$66,248	$(3,500,406)	$(53,511)	$5,664
Loss after income tax expense for the year	–	–	–	–	(10,158)	–	(10,158)
Other comprehensive loss for the year	–	–	–	(3,348)	–	–	(3,348)

Balance at March 31, 2019	50,730	$50,413	$3,442,920	$62,900	$(3,510,564)	$(53,511)	$(7,842)

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows

For the three months ended March 31, 2020 (Not Reviewed) and 2019

	Three Months ended March
	2020	2019
	$	$
	(Not Reviewed)
Cash flows from operating activities:
Net loss	(3,163)	(10,158)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	1,952	2,418
FBT employee contribution	26	(4,881)
Net difference on foreign exchange	12,932	893
Net changes in operating assets and liabilities
(Increase)/decrease in trade and other receivables	1,549	37,300
(Increase)/decrease in other assets	–	(25)
Increase/(decrease) in trade and other payables	75,592	15,012
Decrease in other liabilities	(30,713)	(15,369
(Increase)/decrease in deferred tax asset	15,416	(4,603
Increase/(decrease) in tax provision	–	–
Net cash provided by/(used in) operating activities	73,591	20,587
Cash flows from investing activities
Advances to related entities	(9,529)	(25,184)
Net cash used in investing activities	(9,929)	(25,184)
Cash flows from financing activities
Repayment of borrowings	(14,320)	–
Payment of finance lease liabilities	(38,270)	(4,365)
Net cash provided by/(used in) financing activities	(52,590)	(4,365)

Net increase/(decrease) in cash and cash equivalents	11,472	(8,962)
Effect of exchange rate changes on cash and cash equivalents	(28,508)	(3,649)
Cash and cash equivalents at the beginning of period	22,764	23,245
Cash and cash equivalents at the end of period	5,728	10,634

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

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

At March 31,2020, the company had a current asset deficiency of $138,279 and net asset deficiency of $8,367 (December 31, 2019 current asset deficiency of $99,743 and net asset surplus of $46,137). The Company reported an after tax loss of $3,163 for the year (March 31, 2019 after tax loss: $10,158).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	The company has the ability to raise fund through private placements and convertible notes;
(ii)	The company has been streamlining its operation by reducing operation costs; and
(iii)	Applying for financial assistance from the Australian Government available for businesses impacted by COVID-19.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.3	Going Concern Basis (continued)

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder’s deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the period ended March 31, 2020. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a loss of $34,607 for the period ended March 31, 2020; such translation adjustments are not subject to income taxes. Foreign currency transaction losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $12,932 for the period ended March 31, 2020, and is included in the accompanying statement of income for the period.

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

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through March 31, 2020.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

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

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During the period ended March 31, 2020, no impairment losses were recognized for long-lived assets.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

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

1.22	COVID-19

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	March 31, 2020	December 31, 2019

Cash at bank	$5,118	$22,063
Petty Cash	610	701
	$5,728	$22,764

5.	Account Receivables and Other Assets

	March 31, 2020	December 31, 2019

Current

Account Receivables	$91,488	$93,038
	$91,488	$93,038

6.	Property, Plant and Equipment

	March 31,2020	December 31, 2019	Estimated Useful Lives

Vehicles	$131,242	$131,242	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	156,807	156,807
Less: accumulated depreciation	50,249	48,297
Total, net of accumulated depreciation	$106,558	$108,510

7.	Accrued and Other Liabilities

	March 31, 2020	December 31, 2019

Current
Accrued expenses	$80,878	$88,542
	$80,878	$88,542

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

8.	Long-term debt

The Company has a chattel mortgage outstanding at March 31, 2020 secured by a motor vehicle requiring monthly payments approximating $2,671 (and a final payment approximating $39,976) that includes interest approximating 6.2%, and maturing on August 22, 2022. The components of the balance due under the chattel mortgage at March 31, 2020 are as follows:

	March 31, 2020	December 31,2019

Chattel mortgage	$87,271	$129,870
Less: current portion	(19,015)	(21,619)
	$68,256,	$108,251

Maturities of long-term debt at March 31, 2020 for each of the next five years and in the aggregate, are as follows:

	March 31, 2020	December 31,2019

Next 12 months	$27,890	$31,644
2 years	27,890	31,644
3 years	51,597	66,582
4 years	–	–
	$107,377	$131,304

9.	Line of credit

	March 31, 2020	December 31,2019

Business Loan	$90,140	$105,194
Business Credit Card	1,347	613
Short-term borrowing	80,000	80,000
	$171,487	$186,812

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

The Company has a total $950,000 (AUD) bank credit line (approximately $586,625 (USD) at March 31, 2020) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at March 31, 2020) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at March 31, 2020, $106,427 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

10.	Income Tax Expense

(a)	The components of tax (expense)/income comprise:

	March 31, 2020	March 31,2019

Current tax
- Australia	$751	$4,034
- US	–	–
Total	$751	$4,034

(b)	The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:

- Australia	$(2,888)	$(14,668)
- US	(1,026)	476
- Hong Kong	–	–
Total	$(3,914)	$(14,192)

Income tax expense/(credit) at statutory rate:

- Australia	$(751)	$(4,034)
- US	(210)	100)
- Hong Kong	–	–
Total	$(961)	$(3,934)

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

10.	Income Tax Expense (continued)

Tax effect amounts which are not deductible/(taxable) in calculating taxable income:

Other non-allowable items	$(210)	$(100)
Valuation allowance	–	–
Underprovision o prior year tax	–	–
Consolidated income tax expense/(income)	$(210)	$(100)

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At March 31, 2020, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

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

11.	Other Comprehensive Earnings

	March 31, 2020	December 31,2019

Foreign currency translation reserve	$10,264	$44,871

12.	Capital and Leasing Commitments

There was no capital or leasing expenditure at March 31, 2020.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

13.	Contingencies

From time to time, we may be a defendant and plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, we are not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Furthermore, as of the date of this quarterly, our management is not aware of any proceedings to which any of our directors, officers, or affiliates, or any associate of any such director, officer, affiliate, or security holder is a party adverse to our company or has a material interest adverse to us.

14.	Related Party Transactions

(a)	Subsidiary

Sincerity Australia Pty Ltd which is incorporated in Australia and Prana Hong Kong Limited which is incorporated in Hong Kong are wholly owned subsidiaries of Sincerity Applied Materials Holdings Corp. Prana Hong Kong Limited is under process of de-registration.

(b)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	March 31, 2020	December 31, 2019

Loan to Stockholder	$306,635	$298,873

	Three Months ended March
	2020	2019

Purchase from Shanghai Sincerity Co Ltd	$–	$8,944

15.	Events After the Reporting Period

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

		Three Months ended March
		2020	2019
	Note	$	$
		(Not Reviewed)
Revenue
Sales		93,586	235,651
Cost of sales		(81,625)	(229,184)
Gross profit		11,961	6,467

Operating expenses
Depreciation and amortization		1,952	2,418
Selling, general and administrative expenses		4,022	8,336
Employee expenses		–	–
Professional service fees		66	9,832
Bad debt expenses		–	–
Total operating expenses		6,040	20,586

Profit/(Loss) from operations		5,921	(14,119)

Other income/(expenses)
Other income		4,512	4,881
Interest expense		(1,415)	(4,630
Other Finance Gain		–	–
Fair value adjustments on Convertible note		–	–
Gain on derivative financial instrument		–	–
Fair value adjustment of Warrant liabilities		–	–
Foreign currency transaction loss		(12,932)	(324)
Total other expenses		(9,835)	(73)
Loss from continuing operations before income tax expenses		(3,914)	(14,192)

Income tax benefit/(expense)	10	751	4,034

Net loss after income tax expense for the period		(3,163)	(10,158)

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		(34,607)	(3,348)
Other comprehensive income/(loss)		(34,607)	(3,348)

Total comprehensive loss for the period		(37,745)	(13,506)

Revenues

Revenue was $94k for the three months ended March 31, 2020, compared to $236k for the three months ended March 31, 2019, a decrease of $142k. The decrease can be attributed to timing and quantity of orders by our customers and the type of products they purchase, which can vary in margin.

Selling, general and administrative expenses

Selling, general and administrative expenses was $4k for the three months ended March 31, 2020, compared to $8k for the three months ended March 31, 2019. The decrease was primarily due to reduction in business activities in the quarter.

Employee expenses

No employee expenses were incurred for the 3 months ended March 31, 2020 and March 31, 2019.

Professional service fees

Professional service fees were minimal for the three months ended March 31, 2020, compared to $10k for the three months ended March 31, 2019. The lower professional service fees incurred for the 3 months ended March 31, 2020 was to due payments reduced consultant costs.

Other Income and Expenses

The increase in other income and expenses was due foreign currency transaction loss due to the depreciation of the Australian dollar against the US Dollar.

Liquidity and Capital Resources

As at March 31, 2020, we had a working capital deficit of $138,279 compared with a working capital deficit of $99,743 as at December 31, 2019. The deterioration in working capital is attributable to lower cashflows available to pay account payables in the operations.

Our primary uses of cash have been for operations. The main sources of cash have been sales to customers.

The Company believes that cash flow from operations will be sufficient to sustain its current level of operations for at least the next three months of operations.

As of March 31, 2020, we had cash and cash equivalent of approximately $6,000, which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

(i)	The company has the ability to raise fund through private placements and convertible notes;
(ii)	The company has been streamlining its operation by reducing operation costs; and
(iii)	Applying for financial assistance from the Australian Government available for businesses impacted by COVID-19.

In the three months ended March 31, 2020, the net cash provided by operating activities primarily reflects the loss from operations of approximately $3,000 with approximately $62,000 in changes in operating assets and liabilities, offset by non-cash items of approximately $13,000 and amortization and depreciation of approximately $2,000 that had no effect on cash flows.

Net cash used for investing activities of approximately $10,000 and $25,000 relates to advances to related entities for the three months ended March 31, 2020 and three months ended March 31, 2019, respectively.

Net cash used in financing activities was approximately $53,000 for the three months ended March 31, 2020 compared to approximately $4k used in financial activities for the three months ended March 31, 2019.

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

Changes in Internal Controls

During the quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

24

 `

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

September 2, 2021	By:	/s/ Yiwen Zhang
Yiwen Zhang Chief Executive Officer (Principal Executive Officer)

September 2, 2021	By:	/s/ Chris Lim
Chris Lim Chief Financial Officer (Principal Financial and Accounting Officer)

