Form 10-Q
period 2020-06-30
Sincerity Applied Materials Holdings Corp.
filed 2021-09-08
CIK 1532595

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55475

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	45-2859440
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 1105, Level 11 370 Pitt Street Sydney, New South Wales, Australia 2000	VIC 3141
(Address of principal executive offices)	(Zip Code)

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
N/A

As of September 7, 2021, there were 73,590,730 shares of the registrant’s common stock, $0.001 per value per share, issued and outstanding.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020 (not reviewed)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at June 30, 2020 (not reviewed) and December 31, 2019 (not audited)

	Note	June 30, 2020 (not reviewed) $	December 31, 2019 (not audited) $

Assets
Cash and cash equivalents	4	20,184	22,764
Other assets	5	–	–
Accounts receivables	5	172,875	93,038
Related party loan		376,200	298,873
Total current assets		569,259	414,675

Property, plant and equipment, net of accumulated depreciation and amortization	6	104,610	108,510
Deferred tax asset	10	95,965	123,760
Total non-current assets		200,575	232,270
Total assets		769,834	646,945

Liabilities and Stockholders’ Equity/(Deficit)

Liabilities
Accounts payables		369,739	187,495
Accrued and other liabilities	7	79,712	119,255
Long-term debt – current position	8	21,377	21,861
Line of credit	9	183,465	185,807
Related party loan		–	–
Total current liabilities		654,293	514,418

Long-term debt – non-current position	8	68,991	86,390
Total non-current liabilities		68,991	86,390
Total liabilities		723,284	600,808

Equity
Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized
Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized
Issued and outstanding: 73,590,730 and 73,590,730, respectively		123,953	123,953
Additional paid in capital		3,442,920	3,442,920
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(3,463,943)	(3,512,096)
Foreign currency translation differences	11	(2,869)	44,871
Total stockholders’ surplus/(deficit)		(7,593,674)	46,137
Total liabilities and stockholders’ equity		46,550	646,945

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations (Not Reviewed)

For the three months and the six months ended June 30, 2020 and 2019

		Three months ended June 30,		Six months ended June 30,
	Note	2020 $ (not reviewed)	2019 $ (not reviewed)	2020 $ (not reviewed)	2019 $ (not reviewed)
Revenue
Sales		211,216	161,005	304,802	396,656
Cost of sales		(133,217)	(122,352)	(214,842)	(351,535)
Gross profit		77,999	38,653	89,960	45,121

Operating expenses
Depreciation and amortization		1,948	2,335	3,900	4,753
Selling, general and administrative expenses		(11,063)	10,259	(7,042)	18,595
Employee expenses		–	–	–	–
Professional service fees		36,804	16,713	36,870	26,545
Dispute settlement		–	7,664,828	–	7,664,828
Repairs and maintenance		–	–	–	–
Total operating expenses		27,689	7,694,135	33,728	7,714,721

Income / (Loss) from operations		50,310	(7,655,482)	56,232	(7,669,600)

Other income/(expenses)
Other income		18,958	4,796	23,470	9,676
Interest expense		(1,306)	(4,468)	(2,721)	(9,099)
Other Finance Gain		–	–	–	–
Discount on Convertible note		–	–	–	–
Loss on derivative financial instrument		–	–	–	–
Fair value adjustment of Warrant liabilities		–	–	–	–
Foreign currency transaction loss		8,111	(7,514)	(4,822)	(7,837)
Total other income/ (expenses)		25,762	(7,186)	(15,927)	(7,260)
Income/(Loss) from continuing operations before income tax expenses		76,072	(7,662,668)	72,159	(7,676,860)

Income tax benefit/(expense)	10	(24,756)	(4,208)	24,006	(174)

Net income/(Loss) after income tax expense for the period		51,316	(7,666,876)	48,153	(7,677,034)

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		(13,133)	7,504	(47,740)	4,156
Other comprehensive income/(loss)		(13,133)	7,504	(47,740)	4,156

Total comprehensive income/(Loss) for the period		38,183	(7,659,372)	413	(7,672,878)

Net (loss)/gain per share
Basic and diluted		0.00	(0.14)	0.00	(0.28)
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	54,195,565	73,590,730	27,272,719

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)

For the three and six months ended June 30, 2020 (not reviewed) and 2019(

not audited)

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Adjustments to equity to reflect retroactive application of reverse acquisition	Total (Deficit)/
	Shares	Amount	Capital	Earnings	Losses	accounting	Equity

Balance at December 31, 2019	73,590,730	$123,953	$3,442,920	$44,871	$(3,512,096)	$(53,511)	$46,137
Loss after income tax expense for the period	–	–	–	–	(3,163)	–	(3,138)
Other comprehensive loss for the year	–	–	–	(34,607)	–	–	(34,607)
Balance at March 31, 2020	73,590,730	$123,953	$3,442,920	$10,264	$(3,515,259)	$(53,511)	$8,367
Profit after income tax expense for the period	–	–	–	–	51,316	–	51,316
Other comprehensive loss for the period	–	–	–	(13,133)	–	–	(13,133)
Balance at June 31, 2020	73,590,730	$123,953	$3,442,920	$(2,869)	(3,463,943)	$(53,511)	$38,183

Balance at December 31, 2018*	50,730	$50,413	$3,442,920	$66,248	$(3,500,406)	$(53,511)	$5,664
Loss after income tax expense for the year	–	–	–	–	(10,158)	–	(10,158)
Other comprehensive loss for the year	–	–	–	(3,348)	–	–	(3,348)
Balance at March 31, 2019	50,730	$50,413	$3,442,920	$62,900	$(3,510,564)	$(53,511)	$(7,842)
Loss after income tax expense for the period	–	–	–	–	(7,666,876)		(7,666,876)
Other comprehensive loss for the period	–	–	–	7,504			7,504
New Share issuance during the period (73,540k shares @USD 0.001/Share)	73,540,000	73,540	–	–	–	–	73,540
Balance at June 31, 2019	73,590,730	$123,953	$3,442,920	$70,404	$(11,177,440)	$(53,511)	$(7,593,674)

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows (Not Reviewed)

For the six months ended June 30, 2020 and 2019

	Six months ended June 30,
	2020	2019
	$ (not reviewed)	$ (not reviewed)
Cash flows from operating activities:
Net income	48,178	(7,677,034)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	3,900	4,753
FBT employee contribution	–	(9,676)
Dispute settlement	–	7,664,828
Share based payment	–	4,040
Interest accrued on shareholder loan	–	–
Derivate liability	–	–
Net difference on foreign exchange	4,822	7,081
Convertible notes settlement	–	–
Other Finance and interest cost	–	–
Net changes in operating assets and liabilities
(Increase)/decrease in trade and other receivables	(79,837)	21,199
(Increase)/decrease in other assets	–	(3,326)
Increase/(decrease) in trade and other payables	142,701	23,776
Increase/(decrease) in other liabilities	–	(5,560)
Decrease in deferred tax asset	27,794	930
Decrease in tax provision	–	–
Net cash (used in)/provided by operating activities	147,558	31,011
Cash flows from investing activities
Payments for property, plant and equipment	–	–
Net cash used in investing activities	–	–
Cash flows from financing activities
Proceeds from Convertible notes	–	–
Proceeds from issue of common stock	–	–
Settlement of Convertible notes	–	–
Other Finance cost and interest paid	–	–
Repayment of borrowings	(2,341)	–
Advances from related entities	(77,327)	(32,680)
Payment of finance lease liabilities	(17,883)	(10,695)
Net cash (used in)/ provide by financing activities	(97,551)	(43,375)
Net increase in cash and cash equivalents	50,007	(12,364)
Effect of exchange rate changes on cash and cash equivalents	(52,587)	(3,938)
Adjustment to equity to reflect retroactive application of reverse acquisition accounting	–	–
Cash and cash equivalents at the beginning of period	22,764	23,245
Cash and cash equivalents at the end of period	$20,184	$6,943

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

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

At June 30, 2020, the company had a current asset deficiency of $85,034 and net asset of $38,183 (December 31, 2019 current asset deficiency of $99,743 and net asset $46,137). The Company reported an after tax income of $51,316 for the three months ended June 30, 2020 (June 30, 2019 after tax loss: $7,666,876).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	The company has the ability to raise fund through private placements and convertible notes;
(ii)	The company has been streamlining its operation by reducing operation costs; and
(iii)	Applying for financial assistance from the Australian Government available for businesses impacted by COVID-19

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder’s deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the three months ended June 30, 2020. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a loss of $13,133 for the three months ended June 30, 2020; such translation adjustments are not subject to income taxes. Foreign currency transaction losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $Nil for the three months ended June 30, 2020, and is included in the accompanying statement of income for the period.

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

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a regular basis and establishes an allowance for doubtful accounts, when deemed necessary, based on a history of past write- offs and collections and current credit conditions. A receivable is considered past-due based either on contractual terms or payment history. Accounts are written off as uncollectible after collection efforts have failed. In addition, The Company does not generally charge interest on past-due accounts or require collateral. It is at least reasonably possible that changes may occur in the near term that would affect management’s estimate of the allowance for doubtful accounts. At June 30, 2020, management determined that no allowance for doubtful accounts was required.

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

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through June 30, 2020.

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

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During the three months ended June 30, 2020, no impairment losses were recognized for long-lived assets.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	June 30, 2020 (not reviewed)	December 31, 2019 (not audited)

Cash at bank	$19,498	$22,063
Petty Cash	686	701
	$20,184	$22,764

5.	Account Receivables and Other Assets

	June 30, 2020 (not reviewed)	December 31, 2019 (not audited)
Current
Account Receivables	$172,875	$93,038
Deferred Expenditure	–	–
	$172,875	$93,038

Deferred expenditure represented deposits paid to supplier for order processing.

6.	Property, Plant and Equipment

	June 30, 2020 (not reviewed)	December 31, 2019 (not audited)	Estimated Useful Lives
Vehicles	$131,242	$131,242	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	156,807	156,807
Less: accumulated depreciation	52,197	48,297
Total, net of accumulated depreciation	$104,610	$108,510

7.	Accrued and Other Liabilities

	June 30, 2020 (not reviewed)	December 31, 2019 (not audited)
Current
Accrued expenses	$79,712	$88,542
Deferred Income	–	30,713
	$79,712	$119,255

Deferred Income represented deposits received from customers for order processing.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

8.	Long-term debt

The Company has a chattel mortgage outstanding at June 30, 2020 secured by a motor vehicle requiring monthly payments approximating $2,642 (and a final payment approximating $45,468) that includes interest approximating 6.2%, and maturing on August 22, 2022. The components of the balance due under the chattel mortgage at June 30, 2020 are as follows:

	June 30, 2020 (not reviewed)	December 31, 2019 (not audited)

Chattel mortgage	$90,368	$129,870
Less: current portion	(21,377)	(21,619)
	$68,991	$108,251

Maturities of long-term debt at June 30, 2020 for each of the next five years and in the aggregate, are as follows:

	June 30, 2020 (not reviewed)	December 31, 2019 (not audited)

Next 12 months	$30,998	$31,644
2 years	30,998	31,644
3 years	49,597	66,582
4 years	–	–
	$111,593	$131,304

9.	Line of credit

	June 30, 2020 (not reviewed)	December 31, 2019 (not audited)

Business Loan	$102,808	$105,194
Business Credit Card	657	613
Short-term borrowing	80,000	80,000
	$183,465	$185,807

The Company has a total $950,000 (AUD) bank credit line (approximately $651,985 (USD) at June 30, 2020) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.45% per annum at June 30, 2020) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at June 30, 2020, $102,808 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

10.	Income Tax Expense

(a)	The components of tax (expense)/income comprise:

	June 30, 2020 (not reviewed)	December 31, 2019 (not audited)
Current tax
- Australia	$24,756	$241
- US	–	–
Total	$24,756	$241

(b)	The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:

- Australia	$95,217	$877
- US	(19,145)	(12,325)
Total	$76,072	$(11,448)

Income tax expense/(credit) at statutory rate:
- Australia	$24,756	$241
- US	(4,020)	(2,588)
Total	$20,736	$(2,347)

Tax effect amounts which are not deductible/(taxable) in calculating taxable income:
Valuation allowance	–	–
Other adjustments	4,020	2,588
Consolidated income tax expense/(income)	$4,020	$2,588

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At June 30, 2020, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded of our tax balance was $4,020 that is fully offset by accumulated losses from earlier periods.

Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has provisionally determined that there is no deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2020.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

11.	Other Comprehensive Earnings

	June 30, 2020 (not reviewed)	December 31, 2019 (not audited)

Foreign currency translation reserve	$(2,869)	$44,871

12.	Capital and Leasing Commitments

There was no capital or leasing expenditure at June 30, 2020.

13.	Contingencies

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

(b)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	June 30, 2020 (not reviewed)	December 31, 2019 (not audited)

Loan to Stockholder	376,200	$298,873

	Three months ended June 30,
	2020 (not reviewed)	2019 (not reviewed)

Purchase from Shanghai Sincerity Co Ltd	$–	$19,617

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

15.	Events After the Reporting Period

There has not arisen in the interval between the end of the financial period and the date of these financial statements any other item, transaction or event of a material and unusual nature likely, in the opinion of the Directors of the Company, to affect significantly the operation of the company, the results of those operations, or the state of affairs of the company, in future financial years except for:

(a)	On August 5, 2021, the New York County Supreme Court has granted Section 3(a)(10) of the Securities Act of 1933 as amended exempts the offer and sale of securities in certain exchange transactions from the registration statement requirements in the case of Infinity Fund LLC v Sincerity Applied Materials Holdings Corp.

(b)	On August 20, 2020, the Group has entered into a stock purchase agreement with Simcor (Jiangsu) Materials Technology Ltd (SMTL), a company formed in the Peoples Republic of China with its registered address at No 67, Yanzhen East Rd, Niutang, Wujin, Changzhou, Jiangsu, China. SMTL will sell to the group 2,000,000 ordinary shares to the Group for a consideration of USD 2,500,000. SMTL also will issue and sell to the Group 5,000,000 ordinary shares for a consideration of USD 4,500,000.

The Group has issued a USD 7,000,000 promissory note to the shareholder of SMTL and assigned the debt to Infinity Fund LLC for the same amount of USD 7,000,000 subject to the granting of Section 3(a)(10) of the Securities Act of 1933 as described in Note 15(a).

At the date of this report, the transaction is still pending settlement.

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

		Three months ended June 30,		Six months ended June 30,
	Note	2020 $ (not reviewed)	2019 $ (not reviewed)	2020 $ (not reviewed)	2019 $ (not reviewed)
Revenue
Sales		211,216	161,005	304,802	396,656
Cost of sales		(133,217)	(122,352)	(214,842)	(351,535)
Gross profit		77,999	38,653	89,960	45,121

Operating expenses
Depreciation and amortization		1,948	2,335	3,900	4,753
Selling, general and administrative expenses		(11,063)	10,259	(7,042)	18,595
Employee expenses		–	–	–	–
Professional service fees		36,804	16,713	36,870	26,545
Dispute settlement		–	7,664,828	–	7,664,828
Repairs and maintenance		–	–	–	–
Total operating expenses		27,689	7,694,135	33,728	7,714,721

Income / (Loss) from operations		50,310	(7,655,482)	56,232	(7,669,600)

Other income/(expenses)
Other income		18,958	4,796	23,470	9,676
Interest expense		(1,306)	(4,468)	(2,721)	(9,099)
Other Finance Gain		–	–	–	–
Discount on Convertible note		–	–	–	–
Loss on derivative financial instrument		–	–	–	–)
Fair value adjustment of Warrant liabilities		–	–	–	–
Foreign currency transaction loss		8,111	(7,514)	(4,822)	(7,837)
Total other income/ (expenses)		25,762	(7,186)	(15,927)	(7,260
Income/(Loss) from continuing operations before income tax expenses		76,072	(7,662,668)	72,159	(7,676,860

Income tax benefit/(expense)	10	(24,756)	(4,208)	24,006	(174)

Net income/(Loss) after income tax expense for the period		51,316	(7,666,876)	48,153	(7,677,034)

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		(13,133)	7,504	(47,740)	4,156
Other comprehensive income/(loss)		(13,133)	7,504	(47,740)	4,156

Total comprehensive income/(Loss) for the period		38,183	(7,659,372)	413	(7,672,878)

Net (loss)/gain per share
Basic and diluted		0.00	(0.14)	0.00	(0.28)
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	54,195,565	73,590,730	27,272,719

Revenues

Revenue was $211k for the three months ended June 30, 2020, compared to $161k for the three months ended June 30, 2019, a decrease of $50k. The decrease can be attributed to timing and quantity of orders by our customers and the type of products they purchase, which can vary in margin.

Selling, general and administrative expenses

Selling, general and administrative expenses was a credit of $11k for the three months ended June 30, 2020, compared to an expense of $10k for the three months ended June 30, 2019. This is due to reduce level of business activities and over accruals of expenses previously.

Employee expenses

No employee expense was an incurred for the 3 months ended June 30, 2020.

Professional service fees

Professional service fees were $37k for the three months ended June 30, 2020, compared to $17k for the three months ended June 30, 2019. The increase can be attributed to timing of professional services fees being incurred depending on the need to engage consultants.

Dispute settlement

The company settled the claim lodged by the Zhang Family Trust in relation to their shares that were transferred to various advisers for services relating to the reverse acquisition that they believed were not delivered to them as the majority shareholder of the company. This claim was based on 5,748,635 shares transferred valued at $7,664,827. This has subsequently been revised.

Other Income and Expenses

The increase in other income and expenses was due the business receiving financial assistance from the Australian Government in response to the effects of COVID-19.

Liquidity and Capital Resources

At June 30, 2020, the company had a working capital deficit of $85,034 and net asset of $38,183 (December 31, 2019 working capital deficit of $99,743 and net asset $46,137). The Company reported an after tax income of $51,316 for the three months ended June 30, 2020 (June 30, 2019 after tax loss: $7,666,876).

Our primary uses of cash have been for operations. The main sources of cash have been from business activities and government assistance.

The Company believes that cash flow from operations will be sufficient to sustain its current level of operations for at least the next three months of operations.

As of June 30, 2020, we had cash and cash equivalent of approximately $20,000, which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

(i)	The company has the ability to raise fund through private placements and convertible notes;
(ii)	The company has been streamlining its operation by reducing operation costs; and
(iii)	Applying for financial assistance from the Australian Government available for businesses impacted by COVID-19

In the six months ended June 30, 2020, the net cash provided by operating activities primarily reflects the income from operations of approximately $48,000 with approximately $91,000 in changes in operating assets and liabilities, offset by non-cash items of approximately $5,000 and amortization and depreciation of approximately $4,000 that had no effect on cash flows.

Net cash used for investing activities of approximately $Nil and $Nil for the six months ended June 30, 2020 and three months ended June 30, 2019, respectively.

Net cash used in financing activities was approximately $98,000 for the six months ended June 30, 2020 compared to net cash used of approximately $43,000 for financial activities for the six months ended June 30, 2019. In the six months ended June 30 31, 2020, the Company repaid its finance lease liabilities and advances to related parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2020 our disclosure controls and procedures were not effective due to material weaknesses resulting from our internal controls and procedures including (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of an audit committee financial expert (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K) on our board of directors; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Controls

During the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

This Form 10-Q for the 3 months ended June 30, 2020 has not been reviewed by its independent auditor, ShineWing Australia. The company will submit an amended Form 10-Q upon the completion of the review.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

September 8,2021	By:	/s/ Yiwen Zhang
Yiwen Zhang Chief Executive Officer (Principal Executive Officer)

September 8, 2021	By:	/s/ Chris Lim
Chris Lim Chief Financial Officer (Principal Financial and Accounting Officer)

