Form 10-K
period 2020-12-31
Sincerity Applied Materials Holdings Corp.
filed 2021-09-14
CIK 1532595

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,456,393 based upon the last sales price of the common stock of $1.10 per share on June 30, 2020 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of September 13, 2021, there were 73,590,730 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

Our Corporate Information

Our corporate headquarters are located Suite 1105, Level 11, 370 Pitt Street and our telephone number is +61-421-007-277. Our filings with the Securities Exchange Commission, or SEC, are available free of charge through the SEC website.

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

Yiwen Zhang serves as our President and Chief Executive Officer and Chris Lim as our Chief Financial Officer. Yiwen Zhang is our principal executive officer and Chris Lim is our principal financial and accounting officer for SEC reporting purposes. Eter Huang was terminated as our Treasurer on October 31, 2019. Eter Huang termination was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies (including accounting or financial policies) or practices. See “Management-Directors and Executive Officers” below for information about our directors and executive officers.

Employee

As of December 31, 2020, we had one employee and one consultant.

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

During the year ended December 31, 2020, our products were sold to one customer, accounted for approximately 75% of our sales, respectively. The loss of any of these customers, particularly our primary customer, without comparable replacements, would adversely affect our financial results.

Risks Related to Our Reliance on Third Parties

We outsource the manufacturing of our products and rely on a limited number of third-parties for the manufacture of our products. We may not be able to find replacements or immediately transition to alternative manufacturers.

We rely on a limited number of parties for the manufacture of our products. These manufacturers, and any of our other manufacturers, may be unwilling or unable to supply product to us reliably and at the levels we anticipate or are required by the market. For the fiscal year ended December 31, 2020, we have one major supplier, accounting for approximately 87% of our purchase. For us to be successful, our manufacturers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. An interruption in our commercial operations could occur if we encounter delays or difficulties in securing these components, and if we cannot then obtain an acceptable substitute. Any such interruption could harm our reputation, business, financial condition and results of operations.

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

As of September 13, 2021, our executive officers, directors and principal (5% or greater) stockholders, together with their respective affiliates, owned approximately 94.82% of our Common Stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office is located at Suite 1105, Level 11,370 Pitt Street, Sydney, New South Wales, Australia 2000 which space is provided to us on a rent-free basis by an unaffiliated third party.

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

As of September 13, 2021, we had 73,340,730 shares of Common Stock outstanding held by 131 stockholders of record.

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

Period	High	Low
Quarter ended March 31, 2019	$5,000.00	$5,000.00
Quarter ended June 30, 2019	$5,000.00	$50.00
Quarter ended September 30, 2019	$50.00	$50.00
Quarter ended December 31, 2019	$5.00	$1.00
Quarter ended March 31, 2020	$1.05	$1.00
Quarter ended June 30, 2020	$1.00	$1.00
Quarter ended September 30, 2020	$1.40	$1.00
Quarter ended December 31, 2020	$1.10	$1.10

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020, with respect to the shares of common stock that may be issued under our existing equity compensation plans:

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

As of December 31, 2019 and December 31, 2020, no restricted stock units or other securities were outstanding under the 2013 plan.

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

Basis of Presentation

The unaudited financial statements for our fiscal years ended December 31, 2020 and 2019 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

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

At December 31, 2020, the Company had a current asset deficiency of $40,846 (December 31, 2019 current asset deficiency of $99,743) and reported an after tax income of $85,582 for the year (2019 loss: $11,690).

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

Results of Operations

Fiscal Years Ended December 31, 2020 and 2019

The following table summarizes our historical consolidated financial statements for the fiscal years ended December 31, 2020 and December 31, 2019:

	Note	Unaudited 2020 $	Unaudited 2019 $
Revenue
Sales		482,581	677,536
Cost of sales		(360,110)	(574,923
Gross profit		122,471	102,613

Operating expenses
Depreciation and amortization		4,095	25,952
Selling, general and administrative expenses		6,016	33,168
Employee expenses		–	–
Professional service fees		38,111	75,882
Repairs and maintenance		–	–
Chattel Mortgage charges		–	–
Total operating expenses		48,222	135,002

Income/(Loss) from operations		74,249	(32,389

Other income/(expenses)
Other income		49,934	14,101
Interest expense		(5,624)	(15,415
Other Finance Gain		–	–
Fair value adjustments on Convertible note		–	–
(Loss)/Gain on derivative financial instrument		–	–
Fair value adjustment of Warrant liabilities		–	–
Foreign currency transaction income/(loss)		4,144	22,254
Total other income/(loss)		48,454	20,940
Income/(Loss) from continuing operations before income tax expenses		122,703	(11,449

Income tax (expense)/benefit	11	(37,147)	(241

Net income/(loss) after income tax expense for the period		85,556	(11,690

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		(35,438)	(21,377
Other comprehensive income/(loss)		(35,438)	(21,377

Total comprehensive income/(loss) for the period		50,118	(33,067

Net (loss)/gain per share
Basic and diluted		–	0.02
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	43,314,313

Revenues

Revenue was approximately $483,000 for the year ended December 31, 2020, compared to approximately $677,000 for the year ended December 31, 2019, a decrease of approximately $194,000. The decrease was the result of the decreased volume of products sold to our key customers during 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses were approximately $6,000 for the year ended December 31, 2020, compared to approximately $33,000 for the year ended December 31, 2019. The decrease was primarily due efforts taken to reduce expenditures due to lower selling activities and reducing its operating expenses in order to manage its profitability and cashflows.

Employee expenses

Employee expenses were nil for the years ended December 31, 2020 and 2019.

Professional service fees

Professional service fees were approximately $38,000 for the year ended December 31, 2020, compared to approximately $76,000 for the year ended December 31, 2019. The decrease is due to the reduced usage of consultants and delayed in the audits and review of financial statements.

Other Income and Expenses

Other income and expenses was approximately $48,000 for the year ended December 31, 2020, compared to other income and expenses of approximately $21,000 for the year ended December 31, 2019. The increase was due to the Covid-19 subsidies granted from Australian Government.

Financial Condition, Liquidity and Capital Resources

As at December 31, 2020, we had a working capital deficit of $40,846 compared with a working capital deficit of $99,743 as at December 31, 2019. The improvement in working capital is primarily due to the Group making a profit compared to an operating loss in 2019.

Our primary uses of cash have been for operations. The main sources of cash have been from sales of our products to our customers.

The Company believes that cash flow from operations will be sufficient to sustain its current level of operations for at least the next twelve months of operations.

As of December 31, 2020, we had cash and cash equivalents of approximately $4,000, which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

(i)	The company has the ability to raise fund through private placements and convertible notes;
(ii)	The company has been streamlining its operation by reducing operation costs; and
(iii)	Applying for financial assistance from the Australian Government available for businesses impacted by COVID-19

Net cash generated for operating activities was approximately $237,000 in 2020 compared to net cash generated of $96,000 in 2019. In 2020, the net cash generated for operating activities primarily reflects the net profit from operations of approximately $86,000 with approximately $151,000 used for changes in operating assets and liabilities, offset by non-cash items of approximately $4,000 and amortization and depreciation of approximately $4,000 that had no effect on cash flows.

Net cash used for investing activities of $nil in 2020 and 2019.

Net cash used for financing activities was approximately $226,000 in 2020 compared to net cash generated of $98,000 in 2019. In 2020, the the Company repaid its finance lease liabilities and advances to its related parties.

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

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020.  Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our senior management concluded that our disclosure controls and procedures were not effective.

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

As of December 31, 2020, our senior management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our senior management in connection with the review of our financial statements as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2020, that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

This Form 10-K for the year ended December, 2020 has not been audited by its independent auditor, ShineWing Australia. The company will submit an amended Form 10-K upon the completion of the audit.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding our current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors
Executive Officers
Yiwen Zhang	34	Chief Executive Officer, President and Sole Director	September 19, 2017
Chris Lim	49	Chief Financial Officer	N/A

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the year ended December 31, 2020, we believe that each person who at any time during the year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied their Section 16(a) filing requirements, although certain reports were filed on a late basis.

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2020 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2020 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2020 that received annual compensation during the fiscal year ended December 31, 2020 in excess of $100,000. None of our executive officers received annual compensation during the fiscal year ended December 31, 2020 in excess of $100,000.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Zhang, CEO	2020	–	–	–	–	–	–	–	–
	2019	–	–	–	–	–	–	–	–
Chris Lim, CFO(1)	2020	–	–	–	–	–	–	–	–
	2019	27,409	–	–	–	–	–	–	27,409
Eter Huang, Treasurer(2)	2020	–	–	–	–	–	–	–	–
	2019	17,478	–	–	–	–	–	–	17,478

(1)	Chris Lim has been our CFO since March 2, 2018. Mr. Lim was engaged as a consultant. Pursuant to the consulting agreement, Mr. Lim is entitled for an annual consulting fee of $Nil.
(2)	Eter Huang has resigned as our Treasurer effective October 31, 2019. Ms. Huang was engaged as a consultant.

Outstanding Equity Awards at Fiscal Year-End

We have one compensation plan approved by our stockholders, the 2013 Plan. As of December 31, 2020, we had no restricted stock units issued and outstanding. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

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

The percentage of shares beneficially owned is computed on the basis of 73,590,730 shares of Common Stock outstanding as of September 13, 2021. Shares of Common Stock that a person has the right to acquire within 60 days of September 13, 2021 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o Sincerity Applied Materials Holdings Corp., Suite 1105, Level 11, 370 Pitt Street, New South Wales, Australia 2000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended December 31, 2020 and December 31, 2019 are set forth in the table below:

Fee Category	Year ended December 31, 2020	Year ended December 31, 2019

Audit fees (1)	$–	$26,274
Audit-related fees (2)	–	–
Tax fees (3)	–	–
All other fees (4)	–	–
Total fees	$–	$26,274

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. The audit of the 2020 financial report has not commenced at the date of this report.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

The audit is still ongoing and has not been completed as at the date of this report.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2020, were approved by our board of directors.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Dated: September 13, 2021	By:	/s/ Yiwen Zhang
	Name:	Yiwen Zhang
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 13, 2021	By:	/s/ Yiwen Zhang
	Name:	Yiwen Zhang
	Title:	President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

Dated: September 13, 2021	By:	/s/ Chris Lim
	Name:	Chris Lim
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FINANCIAL YEAR ENDED (UNAUDITED)

DECEMBER 31, 2020 and 2019

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at December 31, 2020 and 2019 (Unaudited)

	Note	Unaudited 2020 $	Unaudited 2019 $

Assets
Cash and cash equivalents	4	4,192	22,764
Other assets	5	–	–
Accounts receivables	5	67,626	93,038
Related party loan		515,888	298,873
Total current assets		587,706	414,675

Property, plant and equipment, net of accumulated depreciation and amortization	6	102,580	108,510
Deferred tax assets	11	94,824	123,760
Total non-current assets		197,404	232,270
Total assets		785,110	646,945

Liabilities and Stockholders’ Equity/(Deficit)
Liabilities
Accounts payables		318,522	187,495
Accrued and other liabilities	7	85,039	119,255
Long-term debt – current position	8	24,094	21,861
Line of credit	9	200,897	185,807
Income tax liabilities	11	–	–
Total current liabilities		628,552	514,418

Long-term debt – non-current position	8	60,303	86,390
Total non-current liabilities		60,303	86,390
Total liabilities		688,855	600,808
Equity
Preferred stock Authorized: $0.001 par value, 10,000,000 shares authorized Issued and outstanding: nil preferred shares
Common stock Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 73,590,730 and 49,483,334, respectively		123,953	123,953
Additional paid in capital		3,442,920	3,442,920
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(3,426,540)	(3,512,096)
Foreign currency translation differences	12	9,433	44,871
Total stockholders’ deficit		96,255	46,137
Total liabilities and stockholders’ equity		785,110	646,945

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations

For the Year ended December 31, 2020 and 2019 (Unaudited)

	Note	Unaudited 2020 $	Unaudited 2019 $
Revenue
Sales		482,581	677,536
Cost of sales		(360,110)	(574,923)
Gross profit		122,471	102,613

Operating expenses
Depreciation and amortization		4,095	25,952
Selling, general and administrative expenses		6,016	33,168
Employee expenses		–	–
Professional service fees		38,111	75,882
Repairs and maintenance		–	–
Chattel Mortgage charges		–	–
Total operating expenses		48,222	135,002

Income/(Loss) from operations		74,249	(32,389)

Other income/(expenses)
Other income		49,934	14,101
Interest expense		(5,624)	(15,415)
Other Finance Gain		–	–
Fair value adjustments on Convertible note		–	–
(Loss)/Gain on derivative financial instrument		–	–
Fair value adjustment of Warrant liabilities		–	–
Foreign currency transaction income/(loss)		4,144	22,254
Total other income/(loss)		48,454	20,940
Income/(Loss) from continuing operations before income tax expenses		122,703	(11,449)

Income tax (expense)/benefit	11	(37,147)	(241)

Net income/(loss) after income tax expense for the period		85,556	(11,690)

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		(35,438)	(21,377)
Other comprehensive income/(loss)		(35,438)	(21,377)

Total comprehensive income/(loss) for the period		50,118	(33,067)

Net (loss)/gain per share
Basic and diluted		–	0.02
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	43,314,313

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)

For the Year ended December 31, 2020 and 2019 (Unaudited)

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Adjustments to equity to reflect retroactive application of reverse acquisition	Total (Deficit)/
	Shares	Amount	Capital	Earnings	Losses	accounting	Equity
Balance at December 31, 2019 (Unaudited)	73,590,730	$123,953	$3,442,920	$44,871	$(3,512,096)	$(53,511)	$46,137
Profit after income tax expense for the year	–	–	–	–	85,556	–	85,556
Other comprehensive loss for the year	–	–	–	(35,438)	–	–	(35,438)

Balance at December 31, 2020 (Unaudited)	73,590,730	$123,953	$3,442,920	$9,433	$(3,426,540)	$(53,511)	$96,255

Balance at December 31, 2018	50,730	$50,413	$3,442,920	$66,248	$(3,500,406)	$(53,511)	$5,664
Loss after income tax expense for the year	–	–	–	–	(11,690)	–	(11,690)
Other comprehensive loss for the year	–	–	–	(21,377)	–	–	(21,377)
New Share issuance on April 29, 2019 (73,540k shares @ USD 0.001/Share)	73,540,000	73,540	–	–	–	–	73,540

Balance at December 31, 2019 (Unaudited)	73,590,730	$123,953	$3,442,920	$44,871	$(3,512,096)	$(53,511)	$46,137

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows

For the Year ended December 31, 2020 and 2019 (Unaudited)

	(Unaudited) 2020 $	(Unaudited) 2019 $
Cash flows from operating activities:
Net income/(loss)	85,582	(11,690)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	4,095	25,952
FBT employee contribution	–	(14,101)
Net difference on foreign exchange	(4,144)	(23,126)
Net changes in operating assets and liabilities
(Increase)/decrease in trade and other receivables	25,412	52,184
(Increase)/decrease in other assets	–	1,184
Increase/(decrease) in trade and other payables	96,812	60,473
Increase/(decrease) in other liabilities	–	4,242
Increase in deferred tax asset	28,935	1,115
Net cash used in operating activities	236,692	96,233
Cash flows from investing activities
Payments for property, plant and equipment	–	–
Net cash used in investing activities	–	–
Cash flows from financing activities
Proceeds from borrowings	15,090	–
Repayment of advances from related entities	(217,015)	(74,833)
Payment of finance lease liabilities	(23,854)	(23,052)
Net cash provided by financing activities	(225,779)	(97,885)

Net increase/(decrease) in cash and cash equivalents	10,913	(1,652)
Effect of exchange rate changes on cash and cash equivalents	(29,485)	1,171
Cash and cash equivalents at the beginning of period	22,764	23,245
Cash and cash equivalents at the end of period	4,192	22,764

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

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

At December 31, 2020, the Company had a current asset deficiency of $40,846 (December 31, 2019 current asset deficiency of $99,743) and reported an after tax income of $85,582 for the year (2019 loss: $11,690).

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder's deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the year ended December 31, 2020. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a loss of $35,438 for the year ended December 31, 2020; such translation adjustments are not subject to income taxes. Foreign currency transaction gain resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $4,144 for the year ended December 31, 2020, and is included in the accompanying statement of income for the period.

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

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a regular basis and establishes an allowance for doubtful accounts, when deemed necessary, based on a history of past write- offs and collections and current credit conditions. A receivable is considered past-due based either on contractual terms or payment history. Accounts are written off as uncollectible after collection efforts have failed. In addition, The Company does not generally charge interest on past-due accounts or require collateral. It is at least reasonably possible that changes may occur in the near term that would affect management’s estimate of the allowance for doubtful accounts. At December 31, 2020, management determined that no allowance for doubtful accounts was required.

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

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through December 31, 2020.

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

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During year ended December 31, 2020, no impairment losses were recognized for long-lived assets.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

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

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	2020	2019

Cash at bank	$3,419	$22,063
Petty Cash	773	701
	$4,192	$22,764

5.	Account Receivables and Other Assets

	2020	2019
Current

Account Receivables	$67,626	$93,038
Deferred Expenditure	–	–
	$67,626	$93,038

Deferred expenditure represented deposits paid to supplier for order processing.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

6.	Property, Plant and Equipment

	2020	2019	Estimated Useful Lives
Vehicles	$131,242	$131,242	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	156,807	156,807
Less: accumulated depreciation	54,227	48,297
Total, net of accumulated depreciation	$102,580	$108,510

7.	Accrued and Other Liabilities

	2020	2019
Current

Accrued expenses	$85,039	$88,542
Deferred Income	–	30,713
	$85,039	$119,255

Deferred Income represented deposits received from customers for order processing.

8.	Long-term debt

The Company entered a chattel mortgage on August 22, 2018 and early terminated the previous one. The chattel mortgage was secured by a motor vehicle requiring monthly payments approximating $2,898 (and a final payment approximating $49,862) that includes interest approximating 6.2%, and maturing on August 22, 2022. The components of the balance due under the chattel mortgage at December 31, 2020 are as follows:

	2020	2019

Chattel mortgage	$60,303	$129,870
Less: current portion	(24,094)	(21,619)
	$36,209	$108,251

Maturities of long-term debt at December 31, 2020 for each of the next five years and in the aggregate, are as follows:

	2020	2019

Next 12 months	$34,787	$31,644
2 years	73,054	31,644
3 years	–	66,582
4 years	–	–
	$107,841	$129,870

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

9.	Line of credit

	2020	2019

Business Loan	$119,284	$105,194
Business Credit Card	1,613	613
Short-term borrowing	80,000	80,000
	$200,897	$185,807

The Company has a total $950,000 (AUD) bank credit line (approximately $732,000 (USD) at December 31, 2020) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at December 31, 2020) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at December 31, 2020, $119,284 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

10.	Income Tax Expense

(a)	The components of tax (expense)/income comprise:

			2020	2019
	Current tax
	- Australia		$37,147	$241
	- US		–	–
	- HK		–	–
		Total	$37,147	$241

(b)	The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

	Profit/(loss) from continuing operations before income tax expense:

	- Australia		$142,874	$877
	- US		(20,146)	(12,325)
	- HK		–	–
		Total	$122,728	$(11,448)

	Income tax expense/(credit) at statutory rate:
	- Australia		$37,147	$241
	- US		(4,230)	(2,588)
	- HK		–	–
		Total	$32,917	$(2,347)

	Tax effect amounts which are not deductible/(taxable) in calculating taxable income:
	Valuation allowance		$–	$–
	Other non-allowable items		4,230	2,588
	Consolidated income tax expense/(income)		$37,2147	$241

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

As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of our tax balance was $4,230 that is fully offset by accumulated losses from earlier periods.

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

11.	Other Comprehensive Earnings

	2020	2019

Foreign currency translation reserve	$9,433	$44,871

12.	Auditors’ Remuneration

	2020	2019
Auditors of the Company

Review and Audit of financial reports*	$–	$26,274

*The auditor has not completed the audit of the 2019 financial report and the audit of the 2020 financial report has not commenced.

13.	Capital and Leasing Commitments

There was no capital or leasing expenditure at December 31, 2020.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

14.	Contingencies

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

(b)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	2020	2019

Loan from Stockholder	$–	$–

Loan to Stockholder	$519,338	$298,873

Purchase from Shanghai Sincerity Co Ltd	$38,526	$46,528

16.	Events After the Reporting Period

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

