Form 10-Q
period 2021-06-30
Sincerity Applied Materials Holdings Corp.
filed 2021-09-15
CIK 1532595

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
N/A

As of September 14, 2021, there were 73,590,730 shares of the registrant’s common stock, $0.001 per value per share, issued and outstanding.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021 (not reviewed)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at June 30, 2021 (not reviewed) and December 31, 2020 (not audited)

	Note	June 30, 2021 (not reviewed) $	December 31, 2020 (not audited) $

Assets
Cash and cash equivalents	4	2,211	4,192
Accounts receivables	5	6,230	67,626
Related party loan		525,211	515,888
Total current assets		533,652	587,706

Property, plant and equipment, net of accumulated depreciation and amortization	6	98,005	102,580
Deferred tax asset	10	86,215	94,824
Total non-current assets		184,220	197,404
Total assets		717,872	785,110

Liabilities and Stockholders’ Equity/(Deficit)

Liabilities
Accounts payables		251,917	318,522
Accrued and other liabilities	7	104,628	85,039
Long-term debt – current position	8	23,367	24,094
Line of credit	9	194,046	200,897
Total current liabilities		573,958	628,552

Long-term debt – non-current position	8	41,556	60,303
Total non-current liabilities		41,556	60,303
Total liabilities		615,514	688,855

Equity
Common stock Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 73,590,730 and 73,590,730, respectively		123,953	123,953
Additional paid in capital		3,442,920	3,442,920
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(3,429,690)	(3,426,540)
Foreign currency translation differences	11	18,686	9,433
Total stockholders’ surplus/(deficit)		102,358	96,255
Total liabilities and stockholders’ equity		717,872	785,110

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations (Not Reviewed)

For the three months and the six months ended June 30, 2021 and 2020

		Three months ended June 30,		Six months ended June 30,
	Note	2021 $ (not reviewed)	2020 $ (not reviewed)	2021 $ (not reviewed)	2020 $ (not reviewed)
Revenue
Sales		14,937	211,216	46,032	304,802
Cost of sales		22,353	(133,217)	(3,467)	(214,842)
Gross profit		37,290	77,999	42,565	89,960

Operating expenses
Depreciation and amortization		2,284	1,948	4,576	3,900
Selling, general and administrative expenses		2,702	(11,063)	5,363	(7,042)
Professional service fees		36,337	36,804	36,495	36,870
Total operating expenses		41,323	27,689	46,434	33,728

Income/(loss) from operations		(4,033)	50,310	(3,869)	56,232

Other income/(expenses)
Other income		3,092	18,958	14,840	23,470
Interest expense		(1,562)	(1,306)	(3,115)	(2,721)
Foreign currency transaction loss		(3,000)	8,111	(5,090)	(4,822)
Total other income/(expenses)		(1,470)	25,762	6,635	15,927
Income/(loss) from continuing operations before income tax expenses		(5,503)	76,072	2,767	72,159

Income tax benefit/(expense)	10	(3,767)	(24,756)	(5,917)	(24,006)

Net income/(loss) after income tax expense for the period		(9,269)	51,316	(3,150)	48,153

Other comprehensive income/(loss)
Exchange differences arising on translation of foreign operations		(1,181)	(13,133)	9,252	(47,740)
Other comprehensive income/(loss)		(1,181)	(13,133)	9,252	(47,740)

Total comprehensive income/(loss) for the period		(10,450)	38,183	6,102	413

Net (loss)/gain per share
Basic and diluted		0.00	0.00	0.00	0.00
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	73,590,730	73,590,730	73,590,730

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)

For the three and six months ended June 30, 2021 (not reviewed) and 2020 (not audited)

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Adjustments to equity to reflect retroactive application of reverse acquisition	Total (Deficit)/
	Shares	Amount	Capital	Earnings	Losses	accounting	Equity

Balance at December 31, 2020	73,590,730	$123,953	$3,442,920	$9,433	$(3,426,540)	$(53,511)	$96,255
Profit after income tax expense for the year	–	–	–	–	6,120	–	6,120
Other comprehensive income for the year	–	–	–	10,434	–	–	10,434
Balance at March 31, 2021	73,590,730	$123,953	$3,442,920	$19,867	$(3,420,420)	$(53,511)	$112,809
Loss after income tax expense for the period	–	–	–	–	(9,269)	–	(9,269)
Other comprehensive loss for the period	–	–	–	(1,181)		–	(1,181)
Balance at June 31, 2021	73,590,730	$123,953	$3,442,920	$18,686	$(3,429,690)	$(53,511)	$102,358

Balance at December 31, 2019	73,590,730	$123,953	$3,442,920	$44,871	$(3,512,096)	$(53,511)	$46,137
Loss after income tax expense for the period	–	–	–	–	(3,163)	–	(3,138)
Other comprehensive loss for the year	–	–	–	(34,607)	–	–	(34,607)
Balance at March 31, 2020	73,590,730	$123,953	$3,442,920	$10,264	$(3,515,259)	$(53,511)	$8,367
Profit after income tax expense for the period	–	–	–	–	51,316	–	51,316
Other comprehensive loss for the period	–	–	–	(13,133)	–	–	(13,133)
Balance at June 31, 2020	73,590,730	$123,953	$3,442,920	$(2,869)	(3,463,943)	$(53,511)	$46,550

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows (Not Reviewed)

For the six months ended June 30, 2021 and 2010

	Six months ended June 30,
	2021	2020
	$ (not reviewed)	$ (not reviewed)
Cash flows from operating activities:
Net income/(loss)	(3,150)	48,178
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	4,576	3,900
Net difference on foreign exchange	5,090	4,822
Net changes in operating assets and liabilities
(Increase)/decrease in trade and other receivables	61,396	(79,837)
Increase/(decrease) in trade and other payables	(47,017)	142,701
Decrease in deferred tax asset	8,609	27,794
Net cash (used in)/provided by operating activities	29,504	147,558
Cash flows from investing activities
Payments for property, plant and equipment	–	–
Net cash used in investing activities	–	–
Cash flows from financing activities
Repayment of borrowings	(6,851)	(2,341)
Advances from related entities	(9,322)	(77,327)
Payment of finance lease liabilities	(19,473)	(17,883)
Net cash (used in)/ provide by financing activities	(35,647)	(97,551)
Net increase/(decrease) in cash and cash equivalents	(6,143)	50,007
Effect of exchange rate changes on cash and cash equivalents	4,162	(52,587)
Cash and cash equivalents at the beginning of period	4,192	22,764
Cash and cash equivalents at the end of period	$2,211	$20,184

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

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

At June 30, 2021, the Company had a current asset deficiency of $40,306 and net asset of $102,358 (December 31, 2020 current asset deficiency of $40,847 and net asset $96,255). The Company reported an after tax loss of $9,269 for the three months ended June 30, 2021 (June 30, 2020 after tax income: $51,316).

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder’s deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the three months ended June 30, 2021. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a loss of $1,182 for the three months ended June 30, 2021; such translation adjustments are not subject to income taxes. Foreign currency transaction losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled loss of $3,000 for the three months ended June 30, 2021, and is included in the accompanying statement of income for the period.

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

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a regular basis and establishes an allowance for doubtful accounts, when deemed necessary, based on a history of past write- offs and collections and current credit conditions. A receivable is considered past-due based either on contractual terms or payment history. Accounts are written off as uncollectible after collection efforts have failed. In addition, The Company does not generally charge interest on past-due accounts or require collateral. It is at least reasonably possible that changes may occur in the near term that would affect management’s estimate of the allowance for doubtful accounts. At June 30, 2021, management determined that no allowance for doubtful accounts was required.

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

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through June 30, 2021.

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

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During the three months ended June 30, 2021, no impairment losses were recognized for long-lived assets.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	June 30, 2021 (not reviewed)	December 31, 2020 (not audited)

Cash at bank	$1,461	$3,419
Petty Cash	750	773
	$2,211	$4,192

5.	Account Receivables and Other Assets

	June 30, 2021 (not reviewed)	December 31, 2020 (not audited)
Current
Account Receivables	$6,230	$67,626
Deferred Expenditure	–	–
Account Receivables and Other Assets	$6,230	$67,626

Deferred expenditure represented deposits paid to supplier for order processing.

6.	Property, Plant and Equipment

	June 30, 2021 (not reviewed)	December 31, 2020 (not audited)	Estimated Useful Lives
Vehicles	$131,242	$131,242	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	156,807	156,807
Less: accumulated depreciation	58,802	54,227
Total, net of accumulated depreciation	$98,005	$102,580

7.	Accrued and Other Liabilities

	June 30, 2021 (not reviewed)	December 31, 2020 (not audited)
Current
Accrued expenses	$104,628	$85,039
Deferred Income	–	–
Accrued and other liabilities	$104,628	$85,039

Deferred Income represented deposits received from customers for order processing.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

8.	Long-term debt

The Company has a chattel mortgage outstanding at June 30, 2021 secured by a motor vehicle requiring monthly payments approximating $2,844 (and a final payment approximating $48,672) that includes interest approximating 6.2%, and maturing on August 22, 2022. The components of the balance due under the chattel mortgage at June 30, 2021 are as follows:

	June 30, 2021 (not reviewed)	December 31, 2020 (not audited)

Chattel mortgage	$41,556	$60,303
Less: current portion	(23,367)	(24,094)
Long-term debt - non-current position	$18,189	$36,209

Maturities of long-term debt at June 30, 2021 for each of the next five years and in the aggregate, are as follows:

	June 30, 2021 (not reviewed)	December 31, 2020 (not audited)

Next 12 months	$34,137	$34,787
2 years	54,360	73,054
3 years	–	–
4 years	–	–
Total long term debt	$88,497	$107,841

9.	Line of credit

	June 30, 2021 (not reviewed)	December 31, 2020 (not audited)

Business Loan	$113,319	$119,284
Business Credit Card	727	1,613
Short-term borrowing	80,000	80,000
	$194,046	$200,897

The Company has a total $950,000 (AUD) bank credit line (approximately $714,210 (USD) at June 30, 2021) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.45% per annum at June 30, 2021) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at June 30, 2021, $113,319 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

10.	Income Tax Expense

(a)	The components of tax (expense)/income comprise:

	June 30, 2021 (not reviewed)	December 31, 2020 (not audited)
Current tax
- Australia	$3,767	$37,147
- US	–	–
Total	$3,767	$241

(b)	The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:

- Australia	$14,497	$142,874
- US	(20,000)	(20,146)
Total	$(5,503)	$122,728

Income tax expense/(credit) at statutory rate:
- Australia	$3,987	$37,147
- US	(4,200)	(4,230)
Total	$(213)	$32,917

Tax effect amounts which are not deductible/(taxable) in calculating taxable income:
Valuation allowance	–	–
Other adjustments	(3,553)	4,230
Consolidated income tax expense/(income)	$(3,767)	$37,147

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At June 30, 2021, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded of our tax balance was $3,553 that is fully offset by accumulated losses from earlier periods.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

11.	Other Comprehensive Earnings

	June 30, 2021 (not reviewed)	December 31, 2020 (not audited)

Foreign currency translation reserve	$18,686	$9,433

12.	Capital and Leasing Commitments

There was no capital or leasing expenditure at June 30, 2021.

13.	Contingencies

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

(b)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	June 30, 2021 (not reviewed)	December 31, 2020 (not audited)

Loan to Stockholder	$525,211	$519,338

Three months ended June 30,
	2021 (not reviewed)	2020 (not reviewed)

Purchase from Shanghai Sincerity Co Ltd	$–	$–

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

15.	Events After the Reporting Period

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

		Three months ended June 30,		Six months ended June 30,
	Note	2021 $ (not reviewed)	2020 $ (not reviewed)	2021 $ (not reviewed)	2020 $ (not reviewed)
Revenue
Sales		14,937	211,216	46,032	304,802
Cost of sales		22,353	(133,217)	(3,467)	(214,842)
Gross profit		37,290	77,999	42,565	89,960

Operating expenses
Depreciation and amortization		2,284	1,948	4,576	3,900
Selling, general and administrative expenses		2,702	(11,063)	5,363	(7,042)
Professional service fees		36,337	36,804	36,495	36,870
Total operating expenses		41,323	27,689	46,434	33,728

Income/(loss) from operations		(4,033)	50,310	(3,869)	56,232

Other income/(expenses)
Other income		3,092	18,958	14,840	23,470
Interest expense		(1,562)	(1,306)	(3,115)	(2,721)
Foreign currency transaction loss		(3,000)	8,111	(5,090)	(4,822)
Total other income/(expenses)		(1,470)	25,762	6,635	(15,927)
Income/(loss) from continuing operations before income tax expenses		(5,503)	76,072	2,767	72,159

Income tax benefit/(expense)	10	(3,766)	(24,756)	(5,917)	24,006

Net income/(loss) after income tax expense for the period		(9,269)	51,316	(3,150)	48,153

Other comprehensive income/(loss)
Exchange differences arising on translation of foreign operations		(1,181)	(13,133)	9,252	(47,740)
Other comprehensive income/(loss)		(1,181)	(13,133)	9,252	(47,740)

Total comprehensive income/(loss) for the period		(10,450)	38,183	6,102	413

Net (loss)/gain per share
Basic and diluted		0.00	0.00	0.00	0.00
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	73,590,730	73,590,730	73,590,730

Revenues

Revenue was $15k for the three months ended June 30, 2021, compared to $211k for the three months ended June 30, 2020, a decrease of $196k. The decrease can be attributed to timing and quantity of orders by our customers and the type of products they purchase, which can vary in margin.

Selling, general and administrative expenses

Selling, general and administrative expenses was $3k for the three months ended June 30, 2021, compared to a credit of $11k for the three months ended June 30, 2020. This is due to over accruals of expenses for the three month ended June 30, 2020.

Employee expenses

No employee expense was an incurred for the 3 months ended June 30, 2021.

Professional service fees

Professional service fees were $37k for the three months ended June 30, 2021, consistent with $37k for the three months ended June 30, 2020.

Other Income and Expenses

The increase in other income and expenses was due the business receiving financial assistance from the Australian Government in response to the effects of COVID-19.

Liquidity and Capital Resources

At June 30, 2021, the Company had a current asset deficiency of $40,306 and net asset of $102,358 (December 31, 2020 current asset deficiency of $40,847 and net asset $96,255). The Company reported an after tax loss of $9,269 for the three months ended June 30, 2021 (June 30, 2020 after tax income: $51,316).

Our primary uses of cash have been for operations. The main sources of cash have been from business activities and government assistance.

The Company believes that cash flow from operations will be sufficient to sustain its current level of operations for at least the next three months of operations.

As of June 30, 2021, we had cash and cash equivalent of approximately $2,000, which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

(i)	The company has the ability to raise fund through private placements and convertible notes;
(ii)	The company has been streamlining its operation by reducing operation costs; and
(iii)	Applying for financial assistance from the Australian Government available for businesses impacted by COVID-19

In the six months ended June 30, 2021, the net cash provided by operating activities primarily reflects the loss from operations of approximately $3k with approximately $23k in changes in operating assets and liabilities, offset by non-cash items of approximately $5k and amortization and depreciation of approximately $4k that had no effect on cash flows.

Net cash used for investing activities of approximately $nil and $nil for the six months ended June 30, 2021 and three months ended June 30, 21, respectively.

Net cash used in financing activities was approximately $35,000 for the six months ended June 30, 2021 compared to net cash used of approximately $98,000 for financial activities for the six months ended June 30, 2020. In the six months ended June 30, 2021, the Company repaid its finance lease liabilities and advances to related parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2021 our disclosure controls and procedures were not effective due to material weaknesses resulting from our internal controls and procedures including (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of an audit committee financial expert (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K) on our board of directors; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Controls

During the quarter ended June 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

This Form 10-Q for the 3 months ended June 30, 2021 has not been reviewed by its independent auditor, ShineWing Australia. The company will submit an amended Form 10-Q upon the completion of the review.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Furnished herewith.

 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

September 15, 2021	By:	/s/ Yiwen Zhang
Yiwen Zhang Chief Executive Officer (Principal Executive Officer)

September 15, 2021	By:	/s/ Chris Lim
Chris Lim Chief Financial Officer (Principal Financial and Accounting Officer)

