Form 10-Q
period 2021-09-30
Sincerity Applied Materials Holdings Corp.
filed 2021-11-15
CIK 1532595

XTable of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
N/A

As of November 15, 2021, there were 73,590,730 shares of the registrant’s common stock, $0.001 per value per share, issued and outstanding.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021 (not reviewed)

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at September 30, 2021 (not reviewed) and December 31, 2020 (not audited)

	Note	September 30, 2021 (not reviewed) $	December 31, 2020 (not audited) $

Assets
Cash and cash equivalents	4	5,684	4,192
Accounts receivables	5	2,621	67,626
Related party loan		518,380	515,888
Total current assets		526,685	587,706

Property, plant and equipment, net of accumulated depreciation and amortization	6	95,826	102,580
Deferred tax asset	10	87,660	94,824
Total non-current assets		183,485	197,404
Total assets		710,170	785,110

Liabilities and Stockholders’ Equity/(Deficit)

Liabilities
Accounts payables		284,640	318,522
Accrued and other liabilities	7	100,520	85,039
Long-term debt – current position	8	22,465	24,094
Line of credit	9	190,921	200,897
Related party loan		–	–
Total current liabilities		598,546	628,552

Long-term debt – non-current position	8	31,813	60,303
Total non-current liabilities		31,813	60,303
Total liabilities		630,359	688,855

Equity
Preferred stock Authorized: $0.001 par value, 10,000,000 shares authorized Issued and outstanding: nil preferred shares
Common stock Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 73,590,730 and 73,590,730, respectively		123,953	123,953
Additional paid in capital		3,442,920	3,442,920
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(3,457,219)	(3,426,540)
Foreign currency translation differences	11	23,668	9,433
Total stockholders’ surplus/(deficit)		79,811	96,255
Total liabilities and stockholders’ equity		710,170	785,110

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations (Not Reviewed)

For the three months and the nine months ended September 30, 2021 and 2020

		Three months ended September 30,		Nine months ended September 30,
	Note	2021 $ (not reviewed)	2020 $ (not reviewed)	2021 $ (not reviewed)	2020 $ (not reviewed)
Revenue
Sales		17,447	93,280	63,479	398,082
Cost of sales		(17,682)	(109,702)	(21,150)	(324,544)
Gross profit		(235)	(16,421)	42,330	73,539

Operating expenses
Depreciation and amortization		2,179	2,121	6,755	6,021
Selling, general and administrative expenses		14,363	5,176	19,726	(1,892)
Employee expenses		–	–	–	–
Professional service fees		25,442	98	61,937	36,968
Dispute settlement		–	–	–	–
Total operating expenses		41,984	7,394	88,418	41,097

Income/(Loss) from operations		(42,219)	(23,815)	(46,088)	32,441

Other income/(expenses)
Other income		14,700	15,029	29,541	38,498
Interest expense		(1,468)	(1,429)	(4,583)	(4,150)
Foreign currency transaction gain/(loss)		(3,412)	4,096	(8,502)	(725)
Total other income/ (expenses)		9,820	17,696)	16,456	33,623)
Loss from continuing operations before income tax expenses		(32,399)	(6,119)	(29,632)	66,064

Income tax benefit/(expense)	10	4,870	1,593	(1,047)	(22,412)

Net income/(Loss) after income tax expense for the period		(27,529)	(4,526)	(30,679)	43,652

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		4,982	9,009	14,235	(38,732)
Other comprehensive income/(loss)		4,982	9,009	14,235	(38,732)

Total comprehensive income/(Loss) for the period		(22,547)	4,483	(16,444)	4,920

Net (loss)/gain per share
Basic and diluted		–	–	–	–
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	73,590,730	73,590,730	73,590,730

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)

For the three and six months ended September 30, 2021 (not reviewed) and 2020 (not audited)

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Adjustments to equity to reflect retroactive application of reverse acquisition	Total (Deficit)/
	Shares	Amount	Capital	Earnings	Losses	accounting	Equity

Balance at December 31, 2020	73,590,730	$123,953	$3,442,920	$9,433	$(3,426,540)	$(53,511)	$96,255
Profit after income tax expense for the year	–	–	–	–	6,120	–	6,120
Other comprehensive income for the year	–	–	–	10,434	–	–	10,434
Balance at March 31, 2021	73,590,730	$123,953	$3,442,920	$19,867	$(3,420,420)	$(53,511)	$112,809
Loss after income tax expense for the period	–	–	–	–	(9,269)	–	(9,269)
Other comprehensive loss for the period	–	–	–	(1,181)	–	–	(1,181)
Balance at June 30, 2021	73,590,730	$123,953	$3,442,920	$18,686	$(3,429,690)	$(53,511)	$102,358
Loss after income tax expense for the period	–	–	–	–	(27,529)	–	(27,529)
Other comprehensive income for the year	–	–	–	4,982	–	–	4,982
Balance at September 30, 2021	73,590,730	$123,953	$3,442,920	$23,668	(3,457,491)	$(53,511)	$79,811

Balance at December 31, 2019	73,590,730	$123,953	$3,442,920	$44,871	$(3,512,096)	$(53,511)	$46,137
Loss after income tax expense for the period	–	–	–	–	(3,163)	–	(3,138)
Other comprehensive loss for the year	–	–	–	(34,607)	–	–	(34,607)
Balance at March 31, 2020	73,590,730	$123,953	$3,442,920	$10,264	$(3,515,259)	$(53,511)	$8,367
Profit after income tax expense for the period	–	–	–	–	51,316	–	51,316
Other comprehensive loss for the period	–	–	–	(13,133)	–	–	(13,133)
Balance at June 30, 2020	73,590,730	$123,953	$3,442,920	$(2,869)	(3,463,943)	$(53,511)	$46,550
Loss after income tax expense for the period	–	–	–	–	(4,526)	–	(4,526)
Other comprehensive loss for the year	–	–	–	9,009	–	–	9,009
Balance at September 30, 2020	73,590,730	$123,953	$3,442,920	$6,140	(3,468,469)	$(53,511)	$51,033

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows (Not Reviewed)

For the nine months ended September 30, 2021 and 2020

	Nine months ended September 30,
	2021	2020
	$	$
	(not reviewed)	(not reviewed)
Cash flows from operating activities:
Net income	(30,679)	43,652
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	6,755	6,021
FBT employee contribution	–	–
Gain on disposal of fixed assets	–	–
Dispute settlement	–	–
Share based payment	–	–
Interest accrued on shareholder loan	–	–
Net difference on foreign exchange	8,502	725
Net changes in operating assets and liabilities
(Increase)/decrease in trade and other receivables	65,004	(74,674)
(Increase)/decrease in other assets	–	–
Increase/(decrease) in trade and other payables	(18,402)	166,915
Increase/(decrease) in other liabilities	–	–
Decrease in deferred tax asset	7,165	22,293
Decrease in tax provision	–	–
Net cash (used in)/provided by operating activities	38,345	164,932
Cash flows from investing activities
Payments for property, plant and equipment	–	–
Net cash used in investing activities	–	–
Cash flows from financing activities
(Payment)/Proceed from borrowings	(9,976)	3,246
Advances to related entities	(4,121)	(124,679)
Payment of finance lease liabilities	(28,490)	(22,259)
Net cash (used in)/ provide by financing activities	(42,587)	(143,692)
Net increase in cash and cash equivalents	(4,242)	21,240
Effect of exchange rate changes on cash and cash equivalents	5,734	(39,482)
Adjustment to equity to reflect retroactive application of reverse acquisition accounting	–	–
Cash and cash equivalents at the beginning of period	4,192	22,764
Cash and cash equivalents at the end of period	$5,684	$4,522

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

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

At September 30,2021, the company had a current asset deficiency of $71,861 and net asset of $79,811 (December 31, 2020 current asset deficiency of $40,846 and net asset surplus $51,033). The Company reported an after-tax loss of $30,679 for the nine months ended September 30,2021 (September 30, 2020 after tax income: $43,652).

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder’s deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the three months ended September 30, 2021. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a loss of $1,948 for the three months ended September 30, 2021; such translation adjustments are not subject to income taxes. Foreign currency transaction loss resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $3,683 for the three months ended September 30, 2021, and is included in the accompanying statement of income for the period.

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

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a regular basis and establishes an allowance for doubtful accounts, when deemed necessary, based on a history of past write- offs and collections and current credit conditions. A receivable is considered past-due based either on contractual terms or payment history. Accounts are written off as uncollectible after collection efforts have failed. In addition, The Company does not generally charge interest on past-due accounts or require collateral. It is at least reasonably possible that changes may occur in the near term that would affect management’s estimate of the allowance for doubtful accounts. At September 30 2021, management determined that no allowance for doubtful accounts was required.

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

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through September 30,2021.

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

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During the three months ended September 30, 2021, no impairment losses were recognized for long-lived assets.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	September 30, 2021 (not reviewed)	December 31,2020 (not audited)

Cash at bank	$4,963	$3,419
Petty Cash	721	773
	$5,684	$4,192

5.	Account Receivables and Other Assets

	September 30, 2021 (not reviewed)	December 31, 2020 (not audited)
Current
Account Receivables	$2,621	$67,626
Deferred expenditure	–	–
	$2,621	$67,626

Deferred expenditure represented deposits paid to supplier for order processing.

6.	Property, Plant and Equipment

	September 30, 2021 (not reviewed)	December 31, 2020 (not audited)	Estimated Useful Lives
Vehicles	$131,242	$131,242	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	156,807	156,807
Less: accumulated depreciation	60,981	54,227
Total, net of accumulated depreciation	$95,826	$102,580

7.	Accrued and Other Liabilities

	September 30, 2021 (not reviewed)	December 31, 2020 (not audited)
Current
Accrued expenses	$102,520	$85,039
Deferred Income	–	–
	$102,520	$85,039

Deferred Income represented deposits received from customers for order processing.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

8.	Long-term debt

The Company has a chattel mortgage outstanding at September 30, 2021 secured by a motor vehicle requiring monthly payments approximating $2,712 (and a final payment approximating $46,650) that includes interest approximating 6.2%, and maturing on August 22, 2022. The components of the balance due under the chattel mortgage at September 30, 2021 are as follows:

	September 30, 2021 (not reviewed)	December 31, 2020 (not audited)

Chattel mortgage	$54,278	$60,303
Less: current portion	(22,465)	(24,094)
	$31,813	$36,209

Maturities of long-term debt at September 30, 2021 for each of the next five years and in the aggregate, are as follows:

	September 30, 2021 (not reviewed)	December 31, 2020 (not audited)

Next 12 months	$76,486	$34,787
2 years	-	73,054
3 years	–	-
4 years	–	–
	$76,486	$107,841

9.	Line of credit

	September 30, 2021 (not reviewed)	December 31, 2020 (not audited)

Business Loan	$107,225	$119,284
Business Credit Card	3,696	1,613
Short-term borrowing	80,000	80,000
	$190,921	$200,897

The Company has a total $950,000 (AUD) bank credit line (approximately $684,570 (USD) at September 30, 2021) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (6.85% per annum at September 30, 2021) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at September 30, 2021, $107,225 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

10.	Income Tax Expense

(a)	The components of tax (expense)/income comprise:

	September 30, 2021 (not reviewed)	September 30, 2020 (not audited)
Current tax
- Australia	$4,870	$1,593
- US	–	–
Total	$4,870	$1,593

(b)	The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:

- Australia	$(18,458)	$(6,119)
- US	(13,941)	-
Total	$(32,399)	$(6,119)

Income tax expense/(credit) at statutory rate:
- Australia	$(5,076)	$(1,593)
- US	(2,928)	-
Total	$(8,004)	$(1,593)

Tax effect amounts which are not deductible/(taxable) in calculating taxable income:
Other adjustments	3,134	-
Consolidated income tax expense/(income)	$(4,870)	$(1,593)

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At September 30, 2021, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

11.	Other Comprehensive Earnings

	September 30, 2021 (not reviewed)	December 31, 2020 (not audited)

Foreign currency translation reserve	$23,668	$9,433

12.	Capital and Leasing Commitments

There was no capital or leasing expenditure at September 30, 2021.

13.	Contingencies

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

(b)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	September 30, 2021 (not reviewed)	December 31,2020 (not audited)

Loan to Stockholder	518,380	$519,338
Loan from Stockholder	$–	–

	Three months ended September 30,
	2021 (not reviewed)	2020 (not reviewed)

Purchase from Shanghai Sincerity Co Ltd	$15,993	$3,989

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

15.	Events After the Reporting Period

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

		Three months ended September 30,		Nine months ended September 30,
	Note	2021 $ (not reviewed)	2020 $ (not reviewed)	2021 $ (not reviewed)	2020 $ (not reviewed)
Revenue
Sales		17,447	93,280	63,479	398,082
Cost of sales		(17,682)	(109,702)	(21,150)	(324,544)
Gross profit		(235)	(16,421)	42,330	73,539

Operating expenses
Depreciation and amortization		2,179	2,121	6,755	6,021
Selling, general and administrative expenses		14,363	5,176	19,726	1,892
Employee expenses		–	–	–	–
Professional service fees		25,442	98	61,937	36,968
Dispute settlement		–	–	–	–
Total operating expenses		41,984	7,394	88,418	41,097

Income/(Loss) from operations		(42,219)	(23,815)	(46,088)	32,441

Other income/(expenses)
Other income		14,700	15,029	29,541	38,498
Interest expense		(1,468)	(1,429)	(4,583)	(4,150)
Foreign currency transaction gain/(loss)		(3,412)	4,096	(8,502)	(725)
Total other income/ (expenses)		9,820	17,696)	16,456	33,623)
Loss from continuing operations before income tax expenses		(32,399)	(6,119)	(29,632)	66,064

Income tax benefit/(expense)	10	4,870	1,593	(1,047)	(22,412)

Net income/(Loss) after income tax expense for the period		(27,529)	(4,526)	(30,679)	43,652

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		4,982	9,009	14,235	(38,732)
Other comprehensive income/(loss)		4,982	9,009	14,235	(38,732)

Total comprehensive income/(Loss) for the period		(22,547)	4,483	(16,444)	4,920

Net (loss)/gain per share
Basic and diluted		–	–	–	–
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	73,590,730	73,590,730	73,590,730

Revenues

Revenue was $17k for the three months ended September 30, 2021, compared to $93k for the three months ended September 30, 2020, a decrease of $76k. The level of sales has decrease significantly compared to the same time as last year due to the COVID-19 impact on the level of economic activities with restrictions in place in Australia.

Selling, general and administrative expenses

Selling, general and administrative expenses was $14k for the three months ended September 30, 2021, compared to $5k for the three months ended September 30, 2020. In the three months ended September 30, 2021, the Group has incurred costs in relation to subscription fees and filing costs.

Employee expenses

No employee expense was an incurred for the 3 months ended September 30, 2021.

Professional service fees

Professional service fees were $25k for the three months ended September 30, 2021, compared to minimal amount incurred for the three months ended September 30, 2020. The increase can be attributed to timing of professional services fees being incurred depending on the need to engage consultants.

Other Income and Expenses

The increase in other income and expenses was due the business receiving financial assistance from the Australian Government in response to the effects of COVID-19.

Liquidity and Capital Resources

At September 30,2021, the company had a current asset deficiency of $71,861 and net asset of $79,811 (December 31, 2020 current asset deficiency of $40,846 and net asset surplus $51,033). The Company reported an after-tax loss of $30,679 for the nine months ended September 30,2021 (September 30, 2020 after tax income: $43,652).

Our primary uses of cash have been for operations. The main sources of cash have been from sales of our products to our customers.

The Company believes that cash flow from operations will be sufficient to sustain its current level of operations for at least the next three months of operations.

As of September 30, 2021, we had cash and cash equivalent of approximately $5,000, which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

(i)	The company has the ability to raise fund through private placements and convertible notes;

(ii)	The company has been streamlining its operation by reducing operation costs; and

(iii)	Applying for financial assistance from the Australian Government available for businesses impacted by COVID-19.

In the nine months ended September 30, 2021, the net cash provided by operating activities primarily reflects the income from operations of approximately $38,000 with approximately $54,000 in changes in operating assets and liabilities, offset by non-cash items of approximately $9k and amortization and depreciation of approximately $7,000 that had no effect on cash flows.

Net cash used for investing activities of approximately $Nil and $Nil for the nine months ended September 30, 2021 and September 30, 2020 respectively.

Net cash used in financing activities was approximately $43,000 for the nine months ended September 30, 2021 compared $144,000 net cash used for financial activities for the nine months ended September 30, 2020. In the nine months ended September 30, 2021, the Company repaid its finance lease liabilities and advances to its related parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of September 30, 2021 our disclosure controls and procedures were not effective due to material weaknesses resulting from our internal controls  and procedures including (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of an audit committee financial expert (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K) on our board of directors; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Controls

During the quarter ended September 30, 2021, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

This Form 10-Q for the 3 months ended September 30, 2021 has not been reviewed by its independent auditor, ShineWing Australia. The company will submit an amended Form 10-Q upon the completion of the review.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

November 15, 2021	By:	/s/ Yiwen Zhang
Yiwen Zhang Chief Executive Officer (Principal Executive Officer)

November 15, 2021	By:	/s/ Chris Lim
Chris Lim Chief Financial Officer (Principal Financial and Accounting Officer)

