Form 10-K
period 2021-12-31
Sincerity Applied Materials Holdings Corp.
filed 2022-03-30
CIK 1532595

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

As of March 30, 2022, there were 73,590,730 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

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

In 2021, through the acquisition target SMCOR, SINC expands deeper into our existing customer based in EV, 5G, computer chips and medical industries. In addition, the pandemic boosts the demand for covid related medical material and SINC boosted vaccine related production capacity through SIMCOR.

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

Employee

As of December 31, 2021, we had one employee and one consultant.

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

During the year ended December 31, 2021, our products were sold to existing customers but in a much smaller scale due to the Covid lock down. We have seen strong leads picking in China & USA markets. The adverse effect of Australian lock down has limited impact due to the restrictions being lifted and alternative markets picking up.

Risks Related to Our Reliance on Third Parties

We moved all our manufacturing into the facility of our acquisition target SIMCOR. We no longer have risks related to third party reliance.

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

As of March 30, 2022, our executive officers, directors and principal (5% or greater) stockholders, together with their respective affiliates, owned approximately 94.82% of our Common Stock. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our Common Stock.

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

As of March 30, 2022, we had 73,340,730 shares of Common Stock outstanding held by 131 stockholders of record.

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

Period	High	Low
Quarter ended March 31, 2020	$1.05	$1.00
Quarter ended June 30, 2020	$1.00	$1.00
Quarter ended September 30, 2020	$1.40	$1.00
Quarter ended December 31, 2020	$1.10	$1.10
Quarter ended March 31, 2021	$1.27	$1.10
Quarter ended June 30, 2021	$1.27	$1.10
Quarter ended September 30, 2021	$1.50	$0.75
Quarter ended December 31, 2021	$0.80	$0.42

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

As of December 31, 2020 and December 31, 2021, no restricted stock units or other securities were outstanding under the 2013 plan.

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

Basis of Presentation

The unaudited financial statements for our fiscal years ended December 31, 2021 and 2020 include a summary of our significant accounting policies and should be read in conjunction with the discussion below.

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

Presently SAPL receives more business from USA and China than Australia since the pandemic. The balance won’t shift in near term due to high growth rate in market outside of Australia.

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

At December 31, 2021, the Company had a current asset deficiency of $143,761 (December 31, 2020 current asset deficiency of $40,846) and reported an after tax loss of $61,326 for the year (2020 loss: $85,556).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	The company has the ability to raise fund through private placements and convertible notes;
(ii)	The company is in negotiation to issue convertible notes to fund the operation;
(iii)	The company is in the process of finalizing the stock purchase agreement with Simcor (Jiangsu) Materials Technology Ltd (SMTL), a company formed in the Peoples Republic of China which the company is expected to be cash flow positive; and
(iv)	The company has been streamlining its operation by reducing operation costs.

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

Results of Operations

Fiscal Years Ended December 31, 2021 and 2020

The following table summarizes our historical consolidated financial statements for the fiscal years ended December 31, 2021 and December 31, 2020:

	Note	Unaudited 2021 $	Unaudited 2020 $
Revenue
Sales		62,968	482,581
Cost of sales		(21,372)	(360,110)
Gross profit		41,596	122,471

Operating expenses
Depreciation and amortization		6,684	4,095
Selling, general and administrative expenses		22,540	6,016
Employee expenses		–	–
Professional service fees		99,615	38,111
Repairs and maintenance		–	–
Chattel Mortgage charges		–	–
Total operating expenses		128,839	48,222

Income/(Loss) from operations		(87,243)	74,249

Other income/(expenses)
Other income		29,457	49,934
Interest expense		(5,995)	(5,624)
Other Finance Gain		–	–
Fair value adjustments on Convertible note		–	–
(Loss)/Gain on derivative financial instrument		–	–
Fair value adjustment of Warrant liabilities		–	–
Foreign currency transaction income/(loss)		(7,657)	4,144
Total other income/(loss)		15,805	48,454
Income/(Loss) from continuing operations before income tax expenses		(71,438)	122,703

Income tax (expense)/benefit	11	10,112	(37,147)

Net income/(loss) after income tax expense for the period		(61,326)	85,556

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		15,928	(35,438)
Other comprehensive income/(loss)		15,928	(35,438)

Total comprehensive income/(loss) for the period		(45,398)	50,118

Net (loss)/gain per share
Basic and diluted		–	–
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	73,590,730

Revenues

Revenue was approximately $63,000 for the year ended December 31, 2021, compared to approximately $483,000 for the year ended December 31, 2020, a decrease of approximately $420,000. The decrease was the result of the decreased volume of products sold to our key customers during 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses were approximately $23,000 for the year ended December 31, 2021, compared to approximately $6,000 for the year ended December 31, 2020. The increase was primarily due increase expenditures relating to the administration of the business.

Employee expenses

Employee expenses were nil for the years ended December 31, 2021 and 2020.

Professional service fees

Professional service fees were approximately $100,000 for the year ended December 31, 2021, compared to approximately $38,000 for the year ended December 31, 2020. The increase is due to the increase usage of consultants for accounting and compliance purposes.

Other Income and Expenses

Other income and expenses was approximately $16,000 for the year ended December 31, 2021, compared to other income and expenses of approximately $48,000 for the year ended December 31, 2020. The decrease was due to reduced Covid-19 subsidies granted from Australian Government and foreign currency loss.

Financial Condition, Liquidity and Capital Resources

As at December 31, 2021, we had a working capital deficit of $143,761 compared with a working capital deficit of $40,846 as at December 31, 2020. The decline in working capital is primarily due to the Group making a loss compared to an operating profit in 2020.

Our primary uses of cash have been for operations. The main sources of cash have been from sales of our products to our customers.

The Company believes that cash flow from operations will be sufficient to sustain its current level of operations for at least the next twelve months of operations.

As of December 31, 2021, we had cash and cash equivalents of approximately $1,000, which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

(i)	The company has the ability to raise fund through private placements and convertible notes; and
(ii)	The company has been streamlining its operation by reducing operation costs.

Net cash generated for operating activities was approximately $36,000 in 2021 compared to net cash generated of $237,000 in 2020. In 2021, the net cash generated for operating activities primarily reflects the net loss from operations of approximately $61,000 with approximately $83,000 used for changes in operating assets and liabilities, offset by non-cash items of approximately $8,000 and amortization and depreciation of approximately $7,000 that had no effect on cash flows.

Net cash used for investing activities of $nil in 2021 and 2020.

Net cash used for financing activities was approximately $47,000 in 2021 compared to net cash generated of $226,000 in 2020. In 2021, the Company repaid its finance lease liabilities, repayment of borrowings and advances to its related parties.

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

As of December 31, 2021, our senior management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated 2013 Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

ITEM 9B. OTHER INFORMATION

This Form 10-K for the year ended December, 2021 has not been audited by its independent auditor, ShineWing Australia. The company will submit an amended Form 10-K upon the completion of the audit.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received with respect to the year ended December 31, 2021, we believe that each person who at any time during the year was a director, officer or beneficial owner of more than 10% of our Common Stock satisfied their Section 16(a) filing requirements, although certain reports were filed on a late basis.

Currently, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the fiscal year ended December 31, 2021 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2021 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2021 that received annual compensation during the fiscal year ended December 31, 2021 in excess of $100,000. None of our executive officers received annual compensation during the fiscal year ended December 31, 2021 in excess of $100,000.

Summary Compensation Table

Name & Principal Position	Fiscal Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Zhang, CEO	2021	–	–	–	–	–	–	–	–
	2020	–	–	–	–	–	–	–	–
Chris Lim, CFO(1)	2021	15,629	–	–	–	–	–	–	15,629
	2020	–	–	–	–	–	–	–	–

(1)	Chris Lim has been our CFO since March 2, 2018. Mr. Lim was engaged as a consultant. Pursuant to the consulting agreement, Mr. Lim is entitled for an annual consulting fee of $15,629.

Outstanding Equity Awards at Fiscal Year-End

We have one compensation plan approved by our stockholders, the 2013 Plan. As of December 31, 2021, we had no restricted stock units issued and outstanding. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

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

Consulting Agreement

We engaged Chris Lim as consultants in June 2018. Pursuant to the engagement letter with Chris Lim Accounting Solutions Pty Ltd, we agreed to pay a monthly consulting fee of AUD 10,500 (approximately USD 6,255) for bookkeeping and other accounting-related services. With the change in group operating activities, the amount charged has been adjusted according to the level of work performed.

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

	Shares Beneficially Owned
	Number	Percentage

Executive Officers and Directors:
Yiwen Zhang(1)	69,539,463	94.82%
Chris Lim	0	0%

All directors and executive officers as a group (2 persons)	69,539,463	94.82%

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

In May 2018, we issued 750,000 shares to Tianma Wanxiang Pty Ltd, a company that Fan Yang is a shareholder, at a price of $1.33333 per share or an aggregate of $1,000,000.

In April 2019, we issued 73,540,000 shares to various investors at a price of $0.001 per share or an aggregate of $73,540.

Bank credit line

The Company has a total $950,000 (AUD) bank credit line (approximately $689,320 (USD) at December 31, 2021) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at December 31, 2021) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at December 31, 2021, $107,245 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

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

Other Transactions

During the years ended December 31, 2020 and 2021 SAPL purchased approximately $38,526 and $15,067, respectively, in products from Shanghai Sincerity Co. Ltd. Shanghai Sincerity Co. Ltd. is owned by Zhang Leping and her husband.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants for professional services rendered during the years ended December 31, 2021 and December 31, 2020 are set forth in the table below:

Fee Category	Year ended December 31, 2021	Year ended December 31, 2020

Audit fees (1)	$–	$–
Audit-related fees (2)	–	–
Tax fees (3)	–	–
All other fees (4)	–	–
Total fees	$–	$–

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements. The audit of the 2020 and 2021 financial report has not commenced at the date of this report.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

The audit is still ongoing and has not been completed as at the date of this report.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2021, were approved by our board of directors.

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

The following exhibits are included as part of this report:

Exhibit	Description
2.1	Acquisition Agreement dated June 5, 2017 by and among the Registrant, Sincerity Australia Pty Ltd. (“SAPL”), and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2017)

2.2	Amendment No. 1 dated July 7, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 12, 2017)

2.3	Amendment No. 2 dated July 21, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2017.

2.4	Amendment No. 3 dated August 15, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2017.

2.5	Amendment No. 4 dated August 23, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2017.

2.6	Amendment No. 5 dated September 1, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2017.

2.7	Amendment No. 6 dated September 15, 2017 to the Acquisition Agreement dated June 5, 2017 by and among the Registrant, SAPL and the sole shareholder/member of SAPL (incorporated by reference to Exhibit 2.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2017)

3.1	Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-177500) filed with the Securities and Exchange Commission on October 25, 2011)

3.2	Certificate of Amendment of Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2013)

3.3	Certificate of Amendment of Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2017)

3.4	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-177500) filed with the Securities and Exchange Commission on October 25, 2011

10.1	Form of September 2017 Lock-Up and No Short Selling Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.2	Form of September 2017 Subscription Agreement between the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.3	Form of September 2017 PPO Warrant for Common Stock of Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.4	Form of September 2017 12% Senior Secured Convertible Note of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.5	Form of September 2017 Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.6	Form of September 2017 Security Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.7	Unsecured Loan Agreement dated March 31, 2017 between Yiwen Zhang (James Zhang) and Sincerity Australia Pty. Ltd. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.8	Sincerity Australia Pty. Ltd. Credit Line Letter Agreement dated November 24, 2016 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2017)

10.9	Securities Purchase Agreement dated November 9, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2017)

10.10	Form of 12% Convertible Promissory Note Dated November 9, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2017)

10.11	Form of Class A Warrant dated November 9, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2017)

10.12	Form of Class B Warrant dated November 9, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2017)

10.13	Securities Purchase Agreement dated November 20, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2017)

10.14	12% Convertible Promissory Note dated November 20, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2017)

10.15	Registration Rights Agreement dated November 20, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2017)

10.16	Amendment No. 1 to Securities Purchase Agreement dated November 20, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2017)

10.17	Securities Purchase Agreement dated November 20, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018)

10.18	12% Convertible Promissory Note dated December 19, 2107(incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018)

10.19	Registration Rights Agreement dated December 19, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2018)

10.20	Registrant’s 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2013)

16.1	Letter from Friedman LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2017)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	Inline XBRL Instance Document***

101.SCH*	Inline XBRL Taxonomy Extension Schema Document***

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document***

*	Filed herewith

**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

***	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Dated: March 30, 2022	By:	/s/ Yiwen Zhang
	Name:	Yiwen Zhang
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2022	By:	/s/ Yiwen Zhang
	Name:	Yiwen Zhang
	Title:	President, Chief Executive Officer and Sole Director
(Principal Executive Officer)

Dated: March 30, 2022	By:	/s/ Chris Lim
	Name:	Chris Lim
	Title:	Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FINANCIAL YEAR ENDED (UNAUDITED)

DECEMBER 31, 2021 and 2020

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Unaudited Consolidated Balance Sheets

As at December 31, 2021 and 2020

	Note	Unaudited 2021 $	Unaudited 2020 $

Assets
Cash and cash equivalents	4	1,077	4,192
Other assets	5	–	–
Accounts receivables	5	2,621	67,626
Related party loan		514,788	515,888
Total current assets		518,486	587,706

Property, plant and equipment, net of accumulated depreciation and amortization	6	95,896	102,580
Deferred tax assets	11	98,727	94,824
Total non-current assets		194,623	197,404
Total assets		713,109	785,110

Liabilities and Stockholders’ Equity/(Deficit)
Liabilities
Accounts payables		286,137	318,522
Accrued and other liabilities	7	138,980	85,039
Long-term debt – current position	8	49,147	24,094
Line of credit	9	187,983	200,897
Income tax liabilities	11	–	–
Total current liabilities		662,247	628,552

Long-term debt – non-current position	8	–	60,303
Total non-current liabilities		–	60,303
Total liabilities		662,247	688,855
Equity
Preferred stock Authorized: $0.001 par value, 10,000,000 shares authorized Issued and outstanding: nil preferred shares		–	–
Common stock Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 73,590,730 and 49,483,334, respectively		123,953	123,953
Additional paid in capital		3,442,920	3,442,920
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(3,487,866)	(3,426,540)
Foreign currency translation differences	12	25,366	9,433
Total stockholders’ deficit		50,862	96,255
Total liabilities and stockholders’ equity		713,109	785,110

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Unaudited Consolidated Statement of Operations

For the Year ended December 31, 2021 and 2020

	Note	Unaudited 2021 $	Unaudited 2020 $
Revenue
Sales		62,968	482,581
Cost of sales		(21,372)	(360,110)
Gross profit		41,596	122,471

Operating expenses
Depreciation and amortization		6,684	4,095
Selling, general and administrative expenses		22,540	6,016
Employee expenses		–	–
Professional service fees		99,615	38,111
Repairs and maintenance		–	–
Chattel Mortgage charges		–	–
Total operating expenses		128,839	48,222

Income/(Loss) from operations		(87,243)	74,249

Other income/(expenses)
Other income		29,457	49,934
Interest expense		(5,995)	(5,624)
Other Finance Gain		–	–
Fair value adjustments on Convertible note		–	–
(Loss)/Gain on derivative financial instrument		–	–
Fair value adjustment of Warrant liabilities		–	–
Foreign currency transaction income/(loss)		(7,657)	4,144
Total other income/(loss)		15,805	48,454
Income/(Loss) from continuing operations before income tax expenses		(71,438)	122,703

Income tax (expense)/benefit	11	10,112	(37,147)

Net income/(loss) after income tax expense for the period		(61,326)	85,556

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		15,933	(35,438)
Other comprehensive income/(loss)		15,933	(35,438)

Total comprehensive income/(loss) for the period		(45,393)	50,118

Net (loss)/gain per share
Basic and diluted		–	–
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	73,590,730

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)

For the Year ended December 31, 2021 and 2020

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Adjustments to equity to reflect retroactive application of reverse acquisition	Total (Deficit)/
	Shares	Amount	Capital	Earnings	Losses	accounting	Equity
Balance at December 31, 2020 (Unaudited)	73,590,730	$123,953	$3,442,920	$9,433	$(3,426,540)	$(53,511)	$96,255
Loss after income tax expense for the year	–	–	–	–	(61,326)	–	(61,326)
Other comprehensive loss for the year	–	–	–	15,933	–	–	15,933

Balance at December 31, 2021 (Unaudited)	73,590,730	$123,953	$3,442,920	$25,366	$(3,487,866)	$(53,511)	$50,862

Balance at December 31, 2019 (Unaudited)	73,590,730	$123,953	$3,442,920	$44,871	$(3,512,096)	$(53,511)	$46,137
Profit after income tax expense for the year	–	–	–	–	85,556	–	85,556
Other comprehensive loss for the year	–	–	–	(35,438)	–	–	(35,438)

Balance at December 31, 2020 (Unaudited)	73,590,730	$123,953	$3,442,920	$9,433	$(3,426,540)	$(53,511)	$96,255

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Unaudited Consolidated Statement of Cash Flows

For the Year ended December 31, 2021 and 2020 (Unaudited)

	(Unaudited) 2020 $	(Unaudited) 2020 $
Cash flows from operating activities:
Net income/(loss)	(61,326)	85,556
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	6,684	4,095
FBT employee contribution	–	–
Net difference on foreign exchange	7,657	(4,144)
Net changes in operating assets and liabilities
(Increase)/decrease in trade and other receivables	65,005	25,412
(Increase)/decrease in other assets	–	–
Increase/(decrease) in trade and other payables	21,556	96,858
Increase/(decrease) in other liabilities	–	–
Increase in deferred tax asset	(3,903)	28,935
Net cash used in operating activities	35,673	236,692
Cash flows from investing activities
Payments for property, plant and equipment	–	–
Net cash used in investing activities	–	–
Cash flows from financing activities
(Repayment)/Proceeds from borrowings	(12,914)	15,090
Repayment of advances from related entities	(393)	(217,015)
Payment of finance lease liabilities	(33,756)	(23,854)
Net cash provided by financing activities	(47,063)	(225,779)

Net increase/(decrease) in cash and cash equivalents	(11,390)	10,913
Effect of exchange rate changes on cash and cash equivalents	8,275	(29,485)
Cash and cash equivalents at the beginning of period	4,192	22,764
Cash and cash equivalents at the end of period	1,077	4,192

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

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

At December 31, 2021, the Company had a current asset deficiency of $143,761 (December 31, 2020 current asset deficiency of $40,846) and reported an after tax loss of $61,326 for the year (2020 loss: $85,582).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	The company has the ability to raise fund through private placements and convertible notes;
(ii)	The company is in negotiation to issue convertible notes to fund the operation;
(iii)	The company is in the process of finalizing the stock purchase agreement with Simcor (Jiangsu) Materials Technology Ltd (SMTL), a company formed in the Peoples Republic of China which the company is expected to be cash flow positive; and
(iv)	The company has been streamlining its operation by reducing operation costs.

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder's deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the year ended December 31, 2021. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a gain of $15,928 for the year ended December 31, 2021; such translation adjustments are not subject to income taxes. Foreign currency transaction gain resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $7,657 for the year ended December 31, 2021, and is included in the accompanying statement of income for the period.

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

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a regular basis and establishes an allowance for doubtful accounts, when deemed necessary, based on a history of past write- offs and collections and current credit conditions. A receivable is considered past-due based either on contractual terms or payment history. Accounts are written off as uncollectible after collection efforts have failed. In addition, The Company does not generally charge interest on past-due accounts or require collateral. It is at least reasonably possible that changes may occur in the near term that would affect management’s estimate of the allowance for doubtful accounts. At December 31, 2021, management determined that no allowance for doubtful accounts was required.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

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

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through December 31, 2021.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

Cash flows are presented on a gross basis. The GST components of cash flows arising from investing or financing activities, which are recoverable from or payable to the ATO, are presented as operating cash flows included in receipts from customers or payments to suppliers.

1.16	Impairment of Long-Lived Assets

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During year ended December 31, 2021, no impairment losses were recognized for long-lived assets.

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

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	2021	2020

Cash at bank	$352	$3,419
Petty Cash	725	773
	$1,077	$4,192

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

5.	Account Receivables and Other Assets

	2021	2020
Current

Account Receivables	$2,621	$67,626
Deferred Expenditure	–	–
Account Receivables and Other Assets	$2,621	$67,626

Deferred expenditure represented deposits paid to supplier for order processing.

6.	Property, Plant and Equipment

	2021	2020	Estimated Useful Lives
Vehicles	$131,242	$131,242	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	156,807	156,807
Less: accumulated depreciation	60,910	54,227
Total, net of accumulated depreciation	$95,896	$102,580

7.	Accrued and Other Liabilities

	2021	2020
Current

Accrued expenses	$138,980	$85,039
Deferred Income	–	–
Accrued and other liabilities	$138,980	$85,039

Deferred Income represented deposits received from customers for order processing.

8.	Long-term debt

The Company entered a chattel mortgage on August 22, 2018 and early terminated the previous one. The chattel mortgage was secured by a motor vehicle requiring monthly payments approximating $2,731 (and a final payment approximating $46,975) that includes interest approximating 6.2%, and maturing on August 22, 2022. The components of the balance due under the chattel mortgage at December 31, 2021 are as follows:

	2021	2020

Chattel mortgage	$49,147	$84,397
Less: current portion	–	(24,094)
Long-term debt - non-current position	$49,147	$60,303

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

Maturities of long-term debt at December 31, 2021 for each of the next five years and in the aggregate, are as follows:

	2021	2020

Next 12 months	$68,824	$34,787
2 years	–	73,054
3 years	–	–
4 years	–	–
	$68,824	$107,841

9.	Line of credit

	2021	2020

Business Loan	$107,245	$119,284
Business Credit Card	738	1,613
Short-term borrowing	80,000	80,000
	$187,983	$200,897

The Company has a total $950,000 (AUD) bank credit line (approximately $689,320 (USD) at December 31, 2021) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at December 31, 2021) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at December 31, 2021, $107,245 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

10.	Income Tax Expense

(a) The components of tax (expense)/income comprise:

	2021	2020
Current tax
- Australia	$(10,112)	$37,147
- US	–	–
- HK	–	–
Total	$(10,112)	$37,147

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

(b) The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:
- Australia	$(36,770)	$142,874
- US	(34,668)	(20,146)
- HK	–	–
Total	$(71,438)	$122,728

Income tax expense/(credit) at statutory rate:
- Australia	$(10,112)	$37,147
- US	(7,280)	(4,230)
- HK	–	–
Total	$(17,392)	$32,917

Tax effect amounts which are not deductible/(taxable) in calculating taxable income:
Valuation allowance	$–	$–
Other non-allowable items	7,280	4,230
Consolidated income tax expense/(income)	$(10,112)	$372,147

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At December 31, 2021, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of our tax balance was $7,280 that is fully offset by accumulated losses from earlier periods.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

11.	Other Comprehensive Earnings

	2021	2020

Foreign currency translation reserve	$25,365	$9,433

12.	Auditors’ Remuneration

	2021	2020
Auditors of the Company

Review and Audit of financial reports*	$–	$-

*	The auditor has not completed the audit of the 2019 financial report and the audit of the 2020 and financial report has not commenced.

13.	Capital and Leasing Commitments

There was no capital or leasing expenditure at December 31, 2021.

14.	Contingencies

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

(b)	Outstanding balances with related parties

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

The following balances are outstanding at reporting date in relation to transactions with related parties:

	2021	2020

Loan from Stockholder	$–	$–

Loan to Stockholder	$514,788	$515,888

Purchase from Shanghai Sincerity Co Ltd	$38,526	$38,526

16.	Events After the Reporting Period

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

The Group has issued a USD 7,000,000 promissory note to the shareholder of SMTL and assigned the debt to Infinity Fund LLC for the same amount of USD 7,000,000 subject to the granting of Section 3(a)(10) of the Securities Act of 1933 as described in Note 16 (a).

At the date of this report, the transaction is still pending settlement.

(c)	On February 8, 2022, the company has announced the cancellation of 48 million shares from the outstanding shares. Shares cancelled are out of the controlling block. Instructions have been submitted to Transfer Agent, share cancellation is expected to take effect before end of Q1, 2022.

