Form 10-Q
period 2022-03-31
Sincerity Applied Materials Holdings Corp.
filed 2022-05-11
CIK 1532595

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
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

As of May 11, 2022, there were 25,514,165 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at March 31, 2022 (Not Reviewed) and December 31, 2021 (Not Audited)

		March 31, 2022	December 31, 2021
	Note	$	$
		(Not Reviewed)	(Not Audited)
Assets
Cash and cash equivalents	4	2,986	1,077
Accounts receivables	5	2,661	2,621
Related party loan		530,356	514,788
Total current assets		536,003	518,486

Property, plant and equipment, net of accumulated depreciation and amortization	6	98,891	95,896
Deferred tax asset	10	93,749	98,727
Total non-current assets		192,640	194,623
Total assets		728,643	713,109

Liabilities and Stockholders’ Equity/(Deficit)

Liabilities
Accounts payables		272,165	286,137
Accrued and other liabilities	7	143,404	138,980
Long-term debt – current position	8	43,383	49,147
Line of credit	9	192,670	187,983
Total current liabilities		651,622	662,247

Long-term debt – non-current position	8	–	–
Total non-current liabilities		–	–
Total liabilities		651,622	662,247

Equity
Preferred stock		–	–
Authorized: $0.001 par value, 10,000,000 shares authorized Issued and outstanding: nil preferred shares
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 73,590,730 and 73,590,730, respectively		123,953	123,953
Additional paid in capital		3,442,920	3,442,920
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(3,481,179)	(3,487,866)
Foreign currency translation differences	11	44,838	25,366
Total stockholders’ surplus/(deficit)		77,021	50,862
Total liabilities and stockholders’ equity		728,643	713,109

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations

For the three months ended March 31, 2021 and 2020 (Not Reviewed)

		Three Months ended March
		2022	2021
	Note	$	$
		(Not Reviewed)	(Not Reviewed)
Revenue
Sales		13,878	31,096
Cost of sales		–	(25,821)
Gross profit		13,878	5,275

Operating expenses
Depreciation and amortization		2,147	2,292
Selling, general and administrative expenses		1,925	2,661
Professional service fees		1,058	158
Total operating expenses		5,130	5,111

Profit/(Loss) from operations		8,748	164

Other income/(expenses)
Other income		–	11,749
Interest expense		(1,402)	(1,553)
Foreign currency transaction gain/(loss)		2,219	(2,090)
Total other income/(expenses)		817	8,106
Income/(loss) from continuing operations before income tax expenses		9,565	8,270

Income tax benefit/(expense)	10	(2,878)	(2,150)

Net income/(loss) after income tax expense for the period		6,687	6,120

Other comprehensive income/(loss)
Exchange differences arising on translation of foreign operations		19,472	10,434
Other comprehensive income/(loss)		19,472	10,434

Total comprehensive loss for the period		26,159	16,554

Net (loss)/gain per share
Basic and diluted		–	–
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	73,590,730

The accompanying notes are an integral part of these consolidated financial statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)

For the three months ended March 31, 2022 and 2021 (Not Reviewed)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Other Comprehensive Earnings	Accumulated Losses	Adjustments to equity to reflect retroactive application of reverse acquisition accounting	Total (Deficit) /Equity
Balance at December 31, 2021	73,590,730	$123,953	$3,442,920	$25,366	$(3,487,866)	$(53,511)	$50,862
Income after income tax expense for the year	–	–	–	–	6,687	–	6,687
Other comprehensive income for the year	–	–	–	19,472	–	–	19,472

Balance at March 31, 2022	73,590,730	$123,953	$3,442,920	$44,838	$(3,481,179)	$(53,511)	$77,021

Balance at December 31, 2020	73,590,730	$123,953	$3,442,920	$9,433	$(3,426,540)	$(53,511)	$96,255
Income after income tax expense for the year	–	–	–	–	6,120	–	6,120
Other comprehensive income for the year	–	–	–	10,434	–	–	10,434

Balance at March 31, 2021	73,590,730	$123,953	$3,442,920	$19,867	$(3,420,420)	$(53,511)	$112,809

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows

For the three months ended March 31, 2022 and 2021 (Not Reviewed)

	Three Months ended March
	2022	2021
	$	$
	(Not Reviewed)	(Not Reviewed)
Cash flows from operating activities:
Net Profit/(loss)	6,687	6,120
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	2,147	2,292
FBT employee contribution	–	–
Net difference on foreign exchange	(2,219)	2,090
(Increase)/decrease in trade and other receivables	(40)	25,235
Increase/(decrease) in trade and other payables	(9,547)	(33,409)
Decrease in other liabilities	–	–
(Increase)/decrease in deferred tax asset	(164)	3,513
Net cash provided by/(used in) operating activities	(3,136)	5,841

Cash flows from investing activities
Advances to related entities	–	–
Net cash used in investing activities	–	–

Cash flows from financing activities
Repayment of borrowings	4,687	(3,390)
Repayment of advances from related entities	(15,568)	583
Payment of finance lease liabilities	(5,764)	(9,841)
Net cash provided by/(used in) financing activities	(16,645)	(12,648)

Net increase/(decrease) in cash and cash equivalents	(19,781)	(6,807
Effect of exchange rate changes on cash and cash equivalents	21,690	8,343
Cash and cash equivalents at the beginning of period	1,077	4,192
Cash and cash equivalents at the end of period	2,986	5,728

The accompanying notes are an integral part of these consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

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

At March 31,2022, the company had a current asset deficiency of $115,619 and net asset surplus of $77,021 (December 31, 2021 current asset deficiency of $40,846 and net asset surplus of $143,761). The Company reported an after tax income of $6,687 for the year (March 31, 2021 after tax income: $6,120).

Despite the current asset deficiency, the company has prepared the financial statements on a going concern basis that contemplates the continuity of normal business activity, realization of assets and settlement of liabilities at the amounts recorded in the financial statements in the ordinary course of business.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	The company entered into a Securities Purchase Agreement (“SPA”) with ONE44 CAPITAL, LLC, a Nevada limited liability company (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated April 6, 2022, in the principal amount of $120,000 (the “Note”). The Note contains an original issue discount amount of $9,000 and legal fees payable to ONE44’s legal counsel of $6,000. The maturity date of the Note is April 6, 2023;
(ii)

The company entered into a Securities Purchase Agreement (“SPA”) with 1800 DIAGONAL LENDING LLC, a Virginia limited liability company, f/k/a Sixth Street Lending, LLC (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated May 4, 2022, in the principal amount of $68,750 (the “Note”). The Note contains legal fees payable to Purchaser’s legal counsel of $3,000 and to Purchaser a due diligence fee of $750. The maturity date of the Note is May 4, 2023 (the “Maturity Date”).

The term sheet also includes optional additional tranches of financing of up to $900,000 during the term of the note subject to further agreement with the purchaser; and

(iii)	The company has been streamlining its operation by reducing operation costs.

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder’s deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the period ended March 31, 2022. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a gain of $19,472 for the period ended March 31, 2022; such translation adjustments are not subject to income taxes. Foreign currency transaction gain resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled $2,877 for the period ended March 31, 2022, and is included in the accompanying statement of income for the period.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

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

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a regular basis and establishes an allowance for doubtful accounts, when deemed necessary, based on a history of past write- offs and collections and current credit conditions. A receivable is considered past-due based either on contractual terms or payment history. Accounts are written off as uncollectible after collection efforts have failed. In addition, The Company does not generally charge interest on past-due accounts or require collateral. It is at least reasonably possible that changes may occur in the near term that would affect management’s estimate of the allowance for doubtful accounts. At March 31, 2022, management determined that no allowance for doubtful accounts was required.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

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

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through March 31, 2022.

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

The Company reviews long-lived assets, including fixed assets, for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimated future cash flows expected to result from use of the asset is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the asset. During the period ended March 31, 2022, no impairment losses were recognized for long-lived assets.

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

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	March 31, 2022	December 31, 2021

Cash at bank	$2,239	$352
Petty Cash	747	725
	$2,986	$1,077

5.	Account Receivables and Other Assets

	March 31, 2022	December 31, 2021
Current

Account Receivables	$2,661	$2,621
Account Receivables and Other Assets	$2,661	$2,621

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

6.	Property, Plant and Equipment

	March 31,2022	December 31, 2021	Estimated Useful Lives

Vehicles	$131,242	$131,242	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	156,807	156,807
Less: accumulated depreciation	63,058	60,910
Total, net of accumulated depreciation	$93,749	$102,580

7.	Accrued and Other Liabilities

	March 31, 2021	December 31, 2021
Current
Accrued expenses	$143,404	$138,980
	$143,404	$138,980

8.	Long-term debt

The Company has a chattel mortgage outstanding at March 31, 2022 secured by a motor vehicle requiring monthly payments approximating $2,816 (and a final payment approximating $48,437) that includes interest approximating 6.2%, and maturing on August 22, 2022. The components of the balance due under the chattel mortgage at March 31, 2022 are as follows:

	March 31, 2022	December 31,2021

Chattel mortgage	$43,383	$49,147
Less: current portion	–	–
Long-term debt - non-current position	$43,383	$49,147

Maturities of long-term debt at March 31, 2022 for each of the next five years and in the aggregate, are as follows:

	March 31, 2022	December 31,2021

Next 12 months	$43,383	$49,147
2 years	–	–
Total long term debt	$43,383	$49,147

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

9.	Line of credit

	March 31, 2022	December 31,2021

Business Loan	$111,155	$107,245
Business Credit Card	1,515	738
Short-term borrowing	80,000	80,000
	$192,670	$187,983

The Company has a total $950,000 (AUD) bank credit line (approximately $710,790 (USD) at March 31, 2022) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at March 31, 2022) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at March 31, 2022, $111,155 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

10.	Income Tax Expense

(a)	The components of tax (expense)/income comprise:

	March 31, 2022	March 31,2021

Current tax
- Australia	$2,878	$2,150
- US	–	–
Total	$2,878	$2,150

(b)	The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:

- Australia	10,465	$8,270
- US	(900)	–
Total	9,565	$8,720

Income tax expense/(credit) at statutory rate:

- Australia	$2,878	$2,150
- US	(189)	–
- Hong Kong	–	–
Total	$2,689	$2,150

10.	Income Tax Expense (continued)

Tax effect amounts which are not deductible/(taxable) in calculating taxable income:

Other non-allowable items	$189	$(210)
Valuation allowance	–	–
Consolidated income tax expense/(income)	$2,878	$(210)

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At March 31, 2022, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

As a result of the lower enacted corporate tax rate, the Company has remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of our tax balance was $Nil that is fully offset by accumulated losses from earlier periods.

Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has provisionally determined that there is no deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. The Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2022.

11.	Other Comprehensive Earnings

	March 31, 2022	March 31,2021

Foreign currency translation reserve	$44,838	$19,867

12.	Capital and Leasing Commitments

There was no capital or leasing expenditure at March 31, 2022.

13.	Contingencies

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

(b)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	March 31, 2022	December 31, 2021

Loan to Stockholder	$530,356	$514,788

	Three Months ended March
	2022	2021

Purchase from Shanghai Sincerity Co Ltd	$–	$–

15.	Events After the Reporting Period

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

(c)	In April 2022, 48,079,730 issued securities to the Zhang Family Trust were cancelled and 2,600,000 Preferred A shares issued to the Zhang Family Trust.

(d)	The company entered into a Securities Purchase Agreement (“SPA”) with ONE44 CAPITAL, LLC, a Nevada limited liability company (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated April 6, 2022, in the principal amount of $120,000 (the “Note”). The Note contains an original issue discount amount of $9,000 and legal fees payable to ONE44’s legal counsel of $6,000. The maturity date of the Note is April 6, 2023.

(e)	The company entered into a Securities Purchase Agreement (“SPA”) with 1800 DIAGONAL LENDING LLC, a Virginia limited liability company, f/k/a Sixth Street Lending, LLC (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated May 4, 2022, in the principal amount of $68,750 (the “Note”). The Note contains legal fees payable to Purchaser’s legal counsel of $3,000 and to Purchaser a due diligence fee of $750. The maturity date of the Note is May 4, 2023 (the “Maturity Date”).

The term sheet also includes optional additional tranches of financing of up to $900,000 during the term of the note subject to further agreement with the purchaser.

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

		Three Months ended March
		2022	2021
	Note	$	$
		(Not Reviewed)	(Not Reviewed)
Revenue
Sales		13,878	31,096
Cost of sales		–	(25,821
Gross profit		13,878	5,275

Operating expenses
Depreciation and amortization		2,147	2,292
Selling, general and administrative expenses		1,925	2,661
Professional service fees		1,058	158
Total operating expenses		5,130	5,111

Profit/(Loss) from operations		8,748	164

Other income/(expenses)
Other income		–	11,749
Interest expense		(1,402)	(1,553
Foreign currency transaction loss		2,219	(2,090
Total other income/(expenses)		817	8,106
Income/(loss) from continuing operations before income tax expenses		9,565	8,270

Income tax benefit/(expense)	10	(2,878)	(2,150)

Net income/(loss) after income tax expense for the period		6,687	6,120

Other comprehensive income/(loss)
Exchange differences arising on translation of foreign operations		19,472	10,434
Other comprehensive income/(loss)		19,472	10,434

Total comprehensive loss for the period		26,159	16,554

Revenues

Revenue was $13k for the three months ended March 31, 2022, compared to $31k for the three months ended March 31, 2021, a decrease of $18k. The decrease can be attributed to timing and quantity of orders by our customers and the type of products they purchase, which can vary in margin.

Selling, general and administrative expenses

Selling, general and administrative expenses was $1.9k for the three months ended March 31, 2022, compared to $2.3k for the three months ended March 31, 2021. The amount incurred is similar to the same quarter of 2021 given the level of business activities.

Employee expenses

No employee expenses were incurred for the 3 months ended March 31, 2022 and March 31, 2021.

Professional service fees

Professional service fees were minimal for the three months ended March 31, 2022 and 2021. The lower professional service fees incurred for the 3 months ended March 31, 2022 and 2021 was to due to reduced consultant costs.

Other Income and Expenses

The decrease in other income and expenses was due to the financial assistance from the Australian Government in response to the effects of COVID-19 has ceased in 2021 and foreign currency transaction loss due to the appreciation of the Australian dollar against the US Dollar.

Liquidity and Capital Resources

At March 31,2022, the company had a current asset deficiency of $115,619 and net asset surplus of $77,021 (December 31, 2021 current asset deficiency of $40,846 and net asset surplus of $143,761). The Company reported an after tax income of $6,687 for the year (March 31, 2021 after tax income: $6,120).

Our primary uses of cash have been for operations. The main sources of cash have been sales to customers.

The Company believes that cash flow from operations will be sufficient to sustain its current level of operations for at least the next one month of operations.

As of March 31, 2021, we had cash and cash equivalent of approximately $3,000, which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

(i)	The company entered into a Securities Purchase Agreement (“SPA”) with ONE44 CAPITAL, LLC, a Nevada limited liability company (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated April 6, 2022, in the principal amount of $120,000 (the “Note”). The Note contains an original issue discount amount of $9,000 and legal fees payable to ONE44’s legal counsel of $6,000. The maturity date of the Note is April 6, 2023;
(ii)

The company entered into a Securities Purchase Agreement (“SPA”) with 1800 DIAGONAL LENDING LLC, a Virginia limited liability company, f/k/a Sixth Street Lending, LLC (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated May 4, 2022, in the principal amount of $68,750 (the “Note”). The Note contains legal fees payable to Purchaser’s legal counsel of $3,000 and to Purchaser a due diligence fee of $750. The maturity date of the Note is May 4, 2023 (the “Maturity Date”).

The term sheet also includes optional additional tranches of financing of up to $900,000 during the term of the note subject to further agreement with the purchaser; and

(iii)	The company has been streamlining its operation by reducing operation costs.

In the three months ended March 31, 2022, the net cash generated used in operating activities primarily reflects the profit from operations of approximately $7,000 with approximately $11,000 in changes in operating assets and liabilities, offset amortization and depreciation of approximately $2,000 that had no effect on cash flows.

Net cash generated used for investing activities was $nil for the three months ended March 31, 2022.

Net cash used in financing activities was approximately $17,000 for the three months ended March 31, 2022 compared to approximately $13,000 used in financial activities for the three months ended March 31, 2021 and receipt from related parties for the three months ended March 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of March 31, 2022 our disclosure controls and procedures were not effective due to material weaknesses resulting from our internal controls  and procedures including (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of an audit committee financial expert (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K) on our board of directors; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Controls

During the quarter ended March 31, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

This Form 10-Q for the 3 months ended March 31, 2022 has not been reviewed by its independent auditor, ShineWing Australia. The company will submit an amended Form 10-Q upon the completion of the review.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1*	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

* Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

May 11, 2022	By:	/s/ Yiwen Zhang
Yiwen Zhang Chief Executive Officer (Principal Executive Officer)

May 11, 2022	By:	/s/ Chris Lim
Chris Lim Chief Financial Officer (Principal Financial and Accounting Officer)

