Form 10-Q
period 2022-06-30
Sincerity Applied Materials Holdings Corp.
filed 2022-08-15
CIK 1532595

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
N/A

As of August 14, 2022, there were 26,754,165 shares of the registrant’s common stock, $0.001 per value per share, issued and outstanding.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022 (not reviewed)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at June 30, 2022 (not reviewed) and December 31, 2021 (not audited)

	Note	June 30, 2022 (not reviewed) $	December 31, 2021 (not audited) $

Assets
Cash and cash equivalents	4	13,987	1,077
Accounts receivables	5	2,661	2,621
Discount on convertible notes		4,808	–
Other receivables		794,095	–
Related party loan		571,669	514,788
Total current assets		1,387,220	518,486

Property, plant and equipment, net of accumulated depreciation and amortization	6	91,786	95,896
Deferred tax asset	10	103,905	98,727
Total non-current assets		195,691	194,623
Total assets		1,582,911	713,109

Liabilities and Stockholders’ Equity/(Deficit)

Liabilities
Accounts payables		281,744	286,137
Convertible notes	10	61,967	–
Derivative liabilities	10	147,123	–
Accrued and other liabilities	7	130,254	138,980
Long-term debt – current position	8	29,892	49,147
Line of credit	9	180,316	187,983
Total current liabilities		831,296	662,247

Long-term debt – non-current position	8	–	–
Total non-current liabilities		–	–
Total liabilities		831,296	662,247

Equity
Common stock Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 26,711,000 and 73,590,730, respectively		77,326	123,953
Additional paid in capital		4,373,467	3,442,920
Preference Stock Authorized: $0.001 par value, 10,000,000 shares authorized Issued and outstanding: 2,600,000 and Nil, respectively		2,600	–
Adjustments to equity to reflect retroactive application of reverse acquisition of accounting		(53,511)	(53,511)
Accumulated losses		(3,547,109)	(3,487,866)
Foreign currency translation differences	12	(101,158)	25,366
Total stockholders’ surplus/(deficit)		751,615	50,862
Total liabilities and stockholders’ equity		1,582,911	713,109

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations (Not Reviewed)

For the three months and the six months ended June 30, 2022 and 2022

		Three months ended June 30,		Six months ended June 30,
	Note	2022 $ (not reviewed)	2021 $ (not reviewed)	2022 $ (not reviewed)	2021 $ (not reviewed)
Revenue
Sales		1,573	14,937	15,451	46,032
Cost of sales		(7,279)	22,353	(7,279)	(3,467)
Gross profit		(5,706)	37,290	8,172	42,565

Operating expenses
Depreciation and amortization		1,963	2,284	4,110	4,576
Selling, general and administrative expenses		10,435	2,702	12,359	5,363
Professional service fees		121,801	36,337	122,860	36,495
Total operating expenses		134,199	41,323	139,329	46,434

Income/(loss) from operations		(139,905)	(4,033)	(131,158)	(3,869)

Other income/(expenses)
Gain/(Loss) on Derivative Financial Instrument		27,217	–	27,217	–
Other income		–	3,092	–	14,842
Interest expense		(7,299)	(1,562)	(8,700)	(3,115)
Foreign currency transaction loss		(8,192)	(3,000)	(5,974)	(5,090)
Total other income/(expenses)		11,726	(1,470)	12,543	6,637
Income/(loss) from continuing operations before income tax expenses		(128,179)	(5,503)	(118,614)	2,768

Income tax benefit/(expense)	11	14,169	(3,766)	11,291	(5,917)

Net income/(loss) after income tax expense for the period		(114,010)	(9,269)	(107,324)	(3,149)

Other comprehensive income/(loss)
Exchange differences arising on translation of foreign operations		(145,996)	(1,181)	(126,524)	9,253
Other comprehensive income/(loss)		(145,996)	(1,181)	(126,524)	9,253

Total comprehensive income/(loss) for the period		(260,007)	(10,450)	(233,848)	6,104

Net (loss)/gain per share
Basic and diluted		0.00	0.00	0.00	0.00

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)

For the three and six months ended June 30, 2022 (not reviewed) and 2021 (not audited)

	Common Stock		Additional Paid in	Preference Stock		Other Comprehensive	Accumulated	Adjustments to equity to reflect retroactive application of reverse acquisition	Total (Deficit)
	Shares	Amount	Capital	Shares	Amount	Earnings	Losses	accounting	/Equity
Balance at December 31, 2021	73,590,730	$123,953	$3,442,920	–	$–	$25,366	(3,487,866)	$(53,511)	$50,862
Income after income tax expense for the period	–	–	–	–	–	–	6,687	–	6,687
Other comprehensive income for the period	–	–	–	–	–	19,472	–	–	19,472

Balance at March 31, 2022	73,590,730	$123,953	$3,442,920	–	$–	$44,838	(3,481,179)	$(53,511)	$77,021
Income after income tax expense for the period	–	–	–	–	–	–	(114,010)	–	(114,010)
Other comprehensive income for the period	–	–	–	–	–	(145,996)	–	–	(145,996)
Cancellation of common stock(48,079,730@USD0.01)	(48,079,730)	(48,080)	–	–	–	–	48,080	–	–
Stock issuance (1,200,000@ USD0.61)	1,200,000	1,200	730,800	–	–	–	–	–	732,000
Stock issuance (253,165@ USD0.79)	253,165	253	199,747	–	–	–	–	–	200,000
Issuance of preference stock (2,600,000 @USD0.01)	–	–	–	2,600,000	2,600	–	–	–	2,600
Balance at June 31, 2022	26,711,000	$77,326	$4,373,467	2,600,000	$2,600	$(101,158)	(3,547,109)	$(53,511)	$751,615

Balance at December 31, 2020	73,590,730	$123,953	$3,442,920	–	$–	$9,433	(3,426,540)	$(53,511)	$96,255
Income after income tax expense for the period	–	–	–	–	–	–	6,120	–	6,120
Other comprehensive income for the period	–	–	–	–	–	10,434	–	–	10,434

Balance at March 31, 2021	73,590,730	$123,953	$3,442,920	–	$–	$19,867	(3,420,420)	$(53,511)	$112,809
Income after income tax expense for the period	–	–	–	–	–	–	(9,269)	–	(9,269)
Other comprehensive income for the period	–	–	–	–	–	(1,181)	–	–	(1,181)
Balance at June 30, 2021	73,590,730	$123,953	$3,442,920	–	$–	$18,686	(3,420,420)	$(53,511)	$102,358

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows (Not Reviewed)

For the six months ended June 30, 2022 and 2021

	Six months ended June 30,
	2022	2021
	$ (not reviewed)	$ (not reviewed)
Cash flows from operating activities:
Net income/(loss)	(107,324)	(3,150)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	4,110	4,576
Net difference on foreign exchange	5,974	5,090
Net changes in operating assets and liabilities
(Increase)/decrease in trade and other receivables	(40)	61,396)
Increase/(decrease) in trade and other payables	(13,068)	(47,017)
Decrease in deferred tax asset	(5,178)	8,609
Net cash (used in)/provided by operating activities	(115,526)	29,504
Cash flows from investing activities
Payments for property, plant and equipment	–	–
Net cash used in investing activities	–	–
Cash flows from financing activities
Proceed/(Repayment) of borrowings	215,870	(6,851)
Proceed from stock issuance	140,505	–
Advances from related entities	(76,135)	(9,322)
Payment of finance lease liabilities	(19,255)	(19,473)
Net cash (used in)/ provide by financing activities	260,985	(35,647)
Net increase/(decrease) in cash and cash equivalents	145,459	(6,143)
Effect of exchange rate changes on cash and cash equivalents	(132,549)	(4,162)
Cash and cash equivalents at the beginning of period	1,077	4,192
Cash and cash equivalents at the end of period	13,987	2,211

See accompanying notes to not reviewed condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Nature of Operations

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

At June 30, 2022, the Company had a current asset surplus of $555,925 and net asset of $751,615 (December 31, 2021 current asset deficiency of $143,761 and net asset $50,862). The Company reported an after tax loss of $114,010 for the three months ended June 30, 2022 (June 30, 2021 after tax income: $9,269).

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

The functional currency of the Company is its local currency, the Australian dollar (AUD). The financial statements of the Company have been translated into U.S. dollars (USD). All balance sheet accounts, other than those in stockholder’s deficiency, which are translated, based on historical rates accumulated over time, have been translated using the exchange rate in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rate in effect for the three months ended June 30, 2022. Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a loss of $145,996 for the three months ended June 30, 2022; such translation adjustments are not subject to income taxes. Foreign currency transaction losses resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled loss of $5,974 for the three months ended June 30, 2022, and is included in the accompanying statement of income for the period.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

(iii)	Fair value measure of shares issued and convertible notes payable.

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

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	June 30, 2022 (not reviewed)	December 31, 2021 (not audited)
Cash at bank	$13,298	$352
Petty Cash	689	725
	$13,987	$1,077

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

5.	Account Receivables and Other Assets

	June 30, 2022 (not reviewed)	December 31, 2021 (not audited)
Current
Account Receivables	$2,661	$2,621
Deferred Expenditure	–	–
Account Receivables and Other Assets	$2,661	$2,621

Deferred expenditure represented deposits paid to supplier for order processing.

6.	Property, Plant and Equipment

	June 30, 2022 (not reviewed)	December 31, 2021 (not audited)	Estimated Useful Lives
Vehicles	$131,242	$131,242	5 years
Office equipment and furniture and fixtures	25,565	25,565	5 years
	156,807	156,807
Less: accumulated depreciation	65,020	60,910
Total, net of accumulated depreciation	$917,865	$95,896

7.	Accrued and Other Liabilities

	June 30, 2022 (not reviewed)	December 31, 2021 (not audited)
Current
Accrued expenses	$130,254	$138,980
Deferred Income	–	–
	$130,254	$138,980

Deferred Income represented deposits received from customers for order processing.

8.	Long-term debt

The Company has a chattel mortgage outstanding at June 30, 2021 secured by a motor vehicle requiring monthly payments approximating $2,844 (and a final payment approximating $48,672) that includes interest approximating 6.2%, and maturing on August 22, 2022. The components of the balance due under the chattel mortgage at June 30, 2021 are as follows:

	June 30, 2022 (not reviewed)	December 31, 2021 (not audited)
Chattel mortgage	$29,892	$49,147
Less: current portion	–	–
Long-term debt - non-current position	$29,892	$49,147

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

Maturities of long-term debt at June 30, 2021 for each of the next five years and in the aggregate, are as follows:

	June 30, 2022 (not reviewed)	December 31, 2021 (not audited)
Next 12 months	$49,785	$68,824
2 years	–	–
3 years	–	–
4 years	–	–
Total long term debt	$49,785	$68,824

9.	Line of credit

	June 30, 2022 (not reviewed)	December 31, 2021 (not audited)
Business Loan	$97,657	$107,245
Business Credit Card	2,660	738
Short-term borrowing	80,000	80,000
	$180,317	$187,983

The Company has a total $950,000 (AUD) bank credit line (approximately $654,455 (USD) at June 30, 2022) personally guaranteed by certain Company officers, and secured by real property owned by those officers, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.45% per annum at June 30, 2022) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at June 30, 2022, $97,657 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

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

Utilizing the lowest level inputs available under the measurement hierarchy, the fair values of our measured financial instruments comprise the following (we had no Level 1 and 2 financial instruments):

Liabilities:

Convertible notes payable

Level 3

Convertible Notes Payable	-

Our Level 3 financial liabilities consist of convertible notes payable (the “Notes”), all of which were issued as detailed below:

(i)

On April 6, 2022, we entered into a Securities Purchase Agreement (“SPA”) with ONE44 CAPITAL, LLC, a Nevada limited liability company (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated April 6, 2022, in the principal amount of $120,000 (the “Note”).

The Note contains an original issue discount amount of $9,000 and legal fees payable to ONE44’s legal counsel of $6,000.

(ii)

On May 4, 2022, we entered into a Securities Purchase Agreement (“SPA”) with 1800 DIAGONAL LENDING LLC, a Virginia limited liability company, f/k/a Sixth Street Lending, LLC (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated May 4, 2022, in the principal amount of $68,750 (the “Note”). The Note contains legal fees payable to Purchaser’s legal counsel of $3,000 and to Purchaser a due diligence fee of $750.

The term sheet also includes optional additional tranches of financing of up to $900,000 during the term of the note subject to further agreement with the purchaser.

(iii)

On June 17, 2022, we entered into a Securities Purchase Agreement (“SPA”) with 1800 DIAGONAL LENDING LLC, a Virginia limited liability company, f/k/a Sixth Street Lending, LLC (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated May 4, 2022, in the principal amount of $54,250 (the “Note”). The Note contains legal fees payable to Purchaser’s legal counsel of $3,000 and to Purchaser a due diligence fee of

$1,250.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

11.	Income Tax Expense

(a)	The components of tax (expense)/income comprise:

	June 30, 2022 (not reviewed)	December 31, 2021 (not audited)
Current tax
- Australia	$(11,291)	$(10,112)
- US	–	–
Total	$(11,291)	$(10,112)

(b)	The prima facie tax on profit from ordinary activities before income tax is reconciled to income tax as follows:

Profit/(loss) from continuing operations before income tax expense:

- Australia	$(41,907)	$(36,770)
	(76,707)	(34,668)
Total	$(118,614)	$(71,438)

Income tax expense/(credit) at statutory rate:
- Australia	$(11,291)	$(10,112)
- US	(16,109)	(7,280)
Total	$(27,400)	$(17,392)

Tax effect amounts which are not deductible/(taxable) in calculating taxable income:
Valuation allowance	–	–
Other adjustments	16,109	7,280
Consolidated income tax expense/(income)	$(11,291)	$(10,112)

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. At June 30, 2022, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

12.	Other Comprehensive Earnings

	June 30, 2022 (not reviewed)	December 31,2021 (not audited)

Foreign currency translation reserve	$(101,210)	$25,365

13.	Capital and Leasing Commitments

There was no capital or leasing expenditure at June 30, 2022.

14.	Contingencies

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

(b)	Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	June 30, 2022 (not reviewed)	December 31, 2021 (not audited)
Loan to Stockholder	571,669	$514,788

Three months ended June 30,
	2022 (not reviewed)	2021 (not reviewed)
Purchase from Shanghai Sincerity Co Ltd	$–	$–

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

16.	Events After the Reporting Period

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

(a)

On July 18, 2022, the Board of Directors of Sincerity Applied Materials Holdings Corp.(“SINC”) received the formal resignation letter from its independent registered public accounting firm, SW Audit (Formerly ShineWing Australia) effective immediately.

SW Audit is a medium sized firm and are currently facing staff shortages and constraints being experienced in Australia because of the COVID-19 Global Pandemic and consequently are unable continue as SINC’s Statutory Auditor due to their inability to provide any certainty over when they could commence or complete SINC’s Statutory Audit.

SW Audit noted there are no other material reasons for our resignation and confirmed that there were no circumstances connected with their resignation which they considered should be brought to the attention of the members or creditors of the Company and that there has been no disagreement with Management or the Directors.

The company has started the process of selecting a replacement auditor.

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

At the date of this report, the transaction is still pending settlement. This is expected to close towards the end of August.

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

		Three months ended June 30,		Six months ended June 30,
	Note	2022 $ (not reviewed)	2021 $ (not reviewed)	2022 $ (not reviewed)	2021 $ (not reviewed)
Revenue
Sales		1,573	14,937	15,451	46,032
Cost of sales		(7,279)	(22,353)	(7,279)	(3,467)
Gross profit		(5,706)	37,290	8,172	42,565

Operating expenses
Depreciation and amortization		1,963	2,284	4,110	4,576
Selling, general and administrative expenses		10,435	2,702	12,359	(5,363)
Professional service fees		121,802	36,337	122,860	36,495
Total operating expenses		134,199	41,323	139,329	46,434

Income/(loss) from operations		(139,905)	(4,033)	(131,158)	(3,869)

Other income/(expenses)
Gain/(Loss) on Derivative Financial Instrument		27,217	–	27,217	–
Other income		–	3,092	–	14,842
Interest expense		(7,299)	(1,562)	(8,700)	(3,115)
Foreign currency transaction loss		(8,192)	(3,000	(5,974)	(5,090)
Total other income/(expenses)		11,726	(1,470)	12,543	6,637
Income/(loss) from continuing operations before income tax expenses		(128,179)	(5,503)	(118,614)	2,768

Income tax benefit/(expense)	11	14,169	(3,766)	11,291	(5,917)

Net income/(loss) after income tax expense for the period		(114,010)	(9,269)	(107,324)	(3,149)

Other comprehensive income/(loss)
Exchange differences arising on translation of foreign operations		(145,996)	(1,181)	(126,524)	9,253
Other comprehensive income/(loss)		(145,996)	(1,181))	(126,524)	9,253

Total comprehensive income/(loss) for the period		(260,007)	(10,450)	(233,848)	6,104

Revenues

Revenue was $2k for the three months ended June 30, 2022, compared to $15k for the three months ended June 30, 2021, a decrease of $13k. The decrease can be attributed to timing and quantity of orders by our customers and the type of products they purchase, which can vary in margin.

Selling, general and administrative expenses

Selling, general and administrative expenses was $10k for the three months ended June 30, 2022, compared to $3k for the three months ended June 30, 2021. This is due to over payments of listing and filing fees for the three month ended June 30, 2022.

Employee expenses

No employee expense was an incurred for the 3 months ended June 30, 2022.

Professional service fees

Professional service fees were $122k for the three months ended June 30, 2022, compared with $36k for the three months ended June 30, 2021. The increase is due to accounting fees and legal fees for issuance of convertible notes.

Other Income and Expenses

The change in other income and expenses was due the gain in derivative liabilities offset by increase interest from convertible notes and foreign currency loss.

Liquidity and Capital Resources

At June 30, 2022, the Company had a current asset surplus of $555,925 and net asset of $751,615 (December 31, 2021 current asset deficiency of $143,761 and net asset $50,862). The Company reported an after tax loss of $114,010 for the three months ended June 30, 2022 (June 30, 2021 after tax income: $9,269).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	The company has the ability to raise fund through private placements and convertible notes; and
(ii)	The company has been streamlining its operation by reducing operation costs; and

In the six months ended June 30, 2022, the net cash provided by operating activities primarily reflects the loss from operations of approximately $107k with approximately $18k in changes in operating assets and liabilities, offset by non-cash items of approximately $6k and amortization and depreciation of approximately $4k that had no effect on cash flows.

Net cash used for investing activities of approximately $nil and $nil for the six months ended June 30, 2022 and three months ended June 30, 21, respectively.

Net cash generated in financing activities was approximately $261k for the six months ended June 30, 2022 compared to net cash used of approximately $36k for financial activities for the six months ended June 30, 2021. In the six months ended June 30, 2022, the Company raised funds through issuance of convertible notes and stock issuance offset by repayment of its finance lease liabilities and advances to related parties.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. At the end of the quarter ended June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) and Rule 15d-15(e) under the 1934 Act. Based on this evaluation, management concluded that as of June 30, 2022 our disclosure controls and procedures were not effective due to material weaknesses resulting from our internal controls and procedures including (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) lack of an audit committee financial expert (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K) on our board of directors; (3) inadequate segregation of duties consistent with control objectives; and (4) ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Controls

During the quarter ended June 30, 2022, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

This Form 10-Q for the 3 months ended June 30, 2022 has not been reviewed by an independent auditor. The company will submit an amended Form 10-Q upon the completion of the review.

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

August 15, 2022	By:	/s/ Yiwen Zhang
Yiwen Zhang Chief Executive Officer (Principal Executive Officer)

August 15, 2022	By:	/s/ Chris Lim
Chris Lim Chief Financial Officer (Principal Financial and Accounting Officer)

