Form 10-Q/A
period 2019-06-30
Sincerity Applied Materials Holdings Corp.
filed 2023-04-27
CIK 1532595

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-55475

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Nevada	45-2859440
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Suite 1105 Level 11 370 Pitt Street Sydney NSW Australia	2000
(Address of principal executive offices)	(Zip Code)

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

As of April 20, 2023, there were 27,637,498 shares of the registrant’s common stock, $0.001 per value per share, issued and outstanding.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019 (Unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Balance Sheets

As at June 30, 2019 (Unaudited) and December 31, 2018

	Note	June 30, 2019 (Unaudited) $	December 31, 2018 (Restated) $

Assets
Cash and cash equivalents	4	6,943	23,245
Other assets	5	4,510	1,184
Accounts receivables	5	124,023	145,222
Total current assets		135,476	169,651

Property, plant and equipment, net of accumulated depreciation and amortization	6	121,846	134,890
Deferred tax asset	10	123,944	124,874
Related party loan		814,880	700,880
Total non-current assets		1,060,670	960,644
Total assets		1,196,146	1,130,295

Liabilities and Stockholders’ Equity/(Deficit)

Liabilities
Accounts payables	11	192,030	105,632
Accrued and other liabilities	7	150,593	136,403
Long-term debt – current position	8	21,391	20,535
Line of credit	9	185,947	186,814
Total current liabilities		549,961	449,384

Long-term debt – non-current position	8	99,217	110,769
Line of credit – non-current position	9	561,382	564,478
Total non-current liabilities		660,599	675,247
Total liabilities		1,210,560	1,124,631

Equity
Preferred stock
Authorized: $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding		–	–
Common stock
Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 73,540,000 and 73,590,730, respectively		123,953	50,413
Additional paid in capital		3,442,920	3,442,920
Accumulated losses		(3,643,083)	(3,553,917)
Foreign currency translation differences		61,796	66,248
Total stockholders’ surplus/(deficit)		(14,414)	5,664
Total liabilities and stockholders’ equity		1,196,146	1,130,295

See accompanying notes to unaudited condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Operations

For the three months and the six months ended June 30, 2019 (Unaudited) and 2018

		Three months ended June 30,		Six months ended June 30,
	Note	2019 $ (Unaudited)	2018$	2019 $ (Unaudited)	2018$
Revenue
Sales		161,005	258,688	396,059	734,601
Cost of sales		(122,351)	(234,155)	(350,609)	(687,163)
Gross profit		38,654	24,533	45,450	47,438

Operating expenses
Depreciation and amortization		2,335	6,265	4,753	12,773
Selling, general and administrative expenses		6,285	40,223	19,347	68,005
Employee expenses		–	–	62,500	24,697
Professional service fees		27,481	(203,385)	46,492	173,222
Repairs and maintenance		–	31	–	31
Total operating expenses		36,101	(156,866)	133,092	278,728

Income / (Loss) from operations		2,553	181,399	(87,642)	(231,290)

Other income/(expenses)
Other income		14,411	5,741	28,844	11,129
Interest expense		(11,335)	(105,422)	(22,804)	(233,751)
Other Finance Gain		–	624,654	–	614,679
Discount on Convertible note		–	407,271	–	320,527
Loss on derivative financial instrument		–	(153,723)	–	(23,469)
Fair value adjustment of Warrant liabilities		–	439,448	–	409,173
Foreign currency transaction loss		(7,451)	(19,821)	(7,317)	(26,657)
Total other income/ (expenses)		(4,375)	1,198,148	(1,277)	1,071,631
Income/(Loss) from continuing operations before income tax expenses		(1,822)	1,379,547	(88,919)	840,341

Income tax benefit/(expense)	10	(4,208)	38,134	(246)	(7,816)

Net income/(Loss) after income tax expense for the period		(6,030)	1,417,681	(89,165)	832,525

Other comprehensive income /(loss)
Foreign currency translation adjustments		(1,106)	22,663	(4,452)	36,373
Other comprehensive income/(loss)		(1,106)	22,663	(4,452)	36,373

Total comprehensive income/(Loss) for the period		(7,136)	1,440,344	(93,617)	868,898

Net (loss)/gain per share
Basic and diluted		–	0.03	–	0.02
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	49,932,015	73,590,730	49,731,704

See accompanying notes to unaudited condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Changes in Stockholders’ Equity / (Deficit)

For the three and six months ended June 30, 2019 (Unaudited) and 2018

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Total
	Shares	Amount	Capital	Earnings	Losses	(Deficit)/Equity
Balance at December 31, 2018*	50,730	$50,413	$3,442,920	$66,248	$(3,553,917)	$5,664
Loss after income tax expense for the period	–	–	–	–	(83,136)	(83,136)
Other comprehensive loss for the period	–	–	–	(3,346)	–	(3,346)

Balance at March 31, 2019	50,730	50,413	3,442,920	62,902	(3,637,053)	(80,818)
Loss after income tax expense for the period					(6,030)	(6,030)
Other comprehensive income for the period	–	–	–	(1,106)	–	(1,106)
New Share issuance during the period (73,540k shares @USD 0.001/Share)	73,540,000	73,540	–	–	–	73,540

Balance at June 30, 2019 (Unaudited)	73,590,730	123,953	3,442,920	61,796	(3,643,083)	(14,414)

Balance at December 31, 2017	49,483,334	49,483	2,183,850	(8,191)	(4,315,723)	(2,090,581)
Loss after income tax expense for period	–	–	–	–	(585,157)	(585,157)
Other comprehensive income for the period	–	–	–	13,710	–	13,710
New Share issuance during the period (75k shares @ USD 1.33333/Share)	75,000	75	99,925	–	–	100,000

Balance at March 31, 2018	49,558,334	49,558	2,283,775	5,519	(4,900,880)	(2,562,028)
Income after income tax expense for the period	–	–	–	–	1,417,681	1,417,681
Other comprehensive income for the period	–	–	–	22,663	–	22,663
New Share issuance during the period (825k shares @ USD 1.33333/Share)	825,000	825	1,099,175	–	–	1,100,000
New Share issuance during the period (30k shares @USD 2.00/Share)	30,000	30	59,970	–	–	60,000

Balance at June 30, 2018	50,413,334	$50,413	$3,442,920	$28,182	$(3,483,199)	$38,316

*A 1000:1 reverse stock split took place on November 13, 2018 reducing the common stock by 50,362,604.

See accompanying notes to unaudited condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Consolidated Statement of Cash Flows

For the six months ended June 30, 2019 (Unaudited) and 2018

	Six months ended June 30,
	2019
	$ (Unaudited)	2018 $
Cash flows from operating activities:
Net income (loss)	(89,165)	832,525
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	4,753	12,773
FBT employee contribution	(28,844)	(11,129)
Share based payment	4,040	–
Interest accrued on shareholder loan	–	4,040
Derivative liability	–	(1,320,910)
Net difference on foreign exchange	6,633	25,526
Net changes in operating assets and liabilities
(decrease / (increase) in trade and other receivables	21,199	(103,544)
(Increase) in other assets	(3,326)	(27,906)
Increase/(decrease) in trade and other payables	43,648	(75,460)
Increase/(decrease) in other liabilities	56,940	16,183
Decrease in deferred tax asset	930	8,947
Net cash (used in)/provided by operating activities	16,807	(638,955)

Cash flows from investing activities
Payments for property, plant and equipment	–	–
Net cash used in investing activities	–	–

Cash flows from financing activities
Proceeds from issue of common stock	–	1,186,460
Settlement of Convertible notes	–	(477,146)
Repayment of advances from related entities	(18,754)	80,629
Payment of finance lease liabilities	(10,695)	(19,650)
Net cash (used in)/ provide by financing activities	(29,449)	770,293
Net increase in cash and cash equivalents	(12,642)	131,338
Effect of exchange rate changes on cash and cash equivalents	(3,660)	74,754
Cash and cash equivalents at the beginning of period	23,245	63,649
Cash and cash equivalents at the end of period	6,943	269,741

See accompanying notes to unaudited condensed consolidated financial statements

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

Notes to Consolidated Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1	Organization and Business Background

Sincerity Applied Material Holdings Corp (the “Company”) was incorporated as a Nevada corporation on July 28, 2011. The Company is a specialized provider of technologically advanced packing materials for the automotive, packaging, building & construction, and engineering industries, with major operations located near Melbourne, and business address in Sydney, Australia. The Company's primary customers are unrelated entities, and The Company's primary suppliers are in China. The Company’s major operation can be performed online.

Name	Background	Ownership	Registered Capital / Authorised Shares	Principal Activities
Sincerity Applied Materials Holdings Corp. ("SINC")	American company Incorporated on July 28, 2011	Parent company	Authorized: $0.001 par value, 290,000,000 shares authorized Issued and outstanding: 73,590,730 and 49,483,334, respectively	Investment holding
Sincerity Australia Pty Ltd	Australian company Incorporated on October 4, 2005	100% subsidiary	Authorized: $1 par value, 10,000 shares authorized and issued	Specialized provider of technologically advanced packing materials for the automotive, packaging, building & construction, and engineering industries

1.2	Basis of Presentation and Consolidation

The accompanying financial statements include the financial statements of the Company, and its subsidiary. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP) Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no effect on the prior period net income, accumulated deficit, net assets, or total shareholders' deficit. The Company has evaluated events or transactions through the date of issuance of this report in conjunction with the preparation of these consolidated financial statements. All amounts presented are in US dollars, unless otherwise noted. The consolidated financial statements include the accounts of Sincerity Applied Materials Holding Corp. and its subsidiary in which the Company has a controlling financial interest. All significant intercompany balances and transactions within the Company have been eliminated upon consolidation.

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

At June 30, 2019, the company had a current asset deficiency of $414,485 and net asset deficiency of $14,414 (December 31, 2018 current asset surplus of $421,146 and net asset surplus $5,663). The Company reported an after-tax loss of $89,165 for the six months ended June 30, 2019 (June 30, 2018 after tax income: $832,525).

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

The company believes that there are reasonable grounds to support the fact that it will be able to pay its debts as and when they become due and payable. In forming this opinion, the Group has considered the following factors:

(i)	The company has raised funds through loans with private investors and convertible notes;
(ii)	The New York County Supreme Court has granted Section 3(a)(10) of the Securities Act of 1933 as amended exempts the offer and sale of securities in certain exchange transactions from the registration statement requirements in the case of Infinity Fund LLC v Sincerity Applied Materials Holdings Corp.;
(iii)	The director will continue to support the Group by providing adequate financial assistance to enable the Group to continue its business operations as a going concern for at least the foreseeable future; and
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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the collectability of receivables, the useful lives of long-lived assets, assumptions used in assessing impairment of long-lived assets, valuation of accruals for expenses, deferred tax liabilities or asset, and valuation allowances.

1.5	Foreign Currency Translation

The functional currency of the Company is its local currency, the Australian dollar (AUD), while the reporting currency of the Company is in U.S. Dollar (USD). The financial statements of the Company have been translated into USD based on the criteria of ASC 830, Foreign Currency Translation.

All balance sheet accounts, other than those in stockholder's deficiency, which are translated based on historical rates accumulated over time, have been translated using the exchange rate of Reserve Bank of Australia in effect at the balance sheet date (0.7013 USD per AUD on June 30, 2019). Income statement amounts have been translated using the average exchange rate in effect for the year ended December 31, 2019 (0.7060 USD per AUD during the half year ended June 30, 2019). Accumulated net translation adjustments have been reported separately in other comprehensive loss in the financial statements. Foreign currency translation adjustments resulted in a gain of $61,796 for the half year ended June 30, 2019; such translation adjustments are not subject to income taxes. Foreign currency transaction gain resulting from exchange rate fluctuations on transactions denominated in a currency other than the AUD, the functional currency, totaled loss of $1,106 for the half year ended June 30, 2019, and is included in the accompanying statement of income for the period.

1.6	Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions.

The Company considers all highly liquid short-term investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

Deposits up to AUD 250,000 are protected under the Financial Claims Scheme for each account holder at each licensed bank, building society or credit union incorporated in Australia.

1.7	Concentration of Credit Risk

The Company's financial instruments exposed to concentrations of credit risk consist primarily of cash and cash equivalents and receivables. Cash and cash equivalents are held in several Australian bank accounts. The Company regularly assesses the level of credit risk we are exposed to and whether there are better ways of managing credit risk. The Company invests its cash and cash equivalents with reputable financial institutions. The Company has not incurred any losses related to these deposits.

1.8	Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The Company evaluates its accounts receivable on a regular basis and establishes an allowance for doubtful accounts, when deemed necessary, based on a history of past write-offs and collections and current credit conditions. A receivable is considered past-due based either on contractual terms or payment history. Accounts are written off as uncollectible after collection efforts have failed. In addition, The Company does not generally charge interest on past-due accounts or require collateral. It is at least reasonably possible that changes may occur in the near term that would affect management’s estimate of the allowance for doubtful accounts. At June 30, 2019, the management determined that no allowance for doubtful accounts was required.

1.9	Property and Equipment

Property and equipment are recorded at cost. Costs of renewal and improvements that substantially extend the useful lives of assets are capitalized. Maintenance and repair costs are expensed when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally five years.

Derecognition

An item of plant and equipment is derecognized upon disposal or when no further economic benefits are expected from its use or disposal.

1.10	Payables

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

1.11	Provisions

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

Revenue comprised of sales of goods and represents the amount of consideration the Company is entitled to upon the transfer of goods. Pursuant to FASB ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), the Company recorded revenue on a gross basis, net of surcharges and value added tax (“VAT”) of gross sales. The Company recorded revenue on a gross basis because the Company is the primary obligor of the sales arrangements has latitude in establishing prices, has discretion in suppliers’ selection and assumes credit risks on receivables on gross sales from customers.

The Company adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ÄSU- 2014-09”) using the full retrospective transition method. The Company’s adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements. Pursuant to that, the Company recognizes revenue when the goods are delivered at the port of shipment by the supplier (at the point when the significant risks and rewards of ownership have been transferred), the price is fixed or determinable, and collectability is reasonably assured

The Company determines revenue recognition through the following steps:

(i)	Identification of the contract, or contracts, with a customer;
(ii)	Identification of the performance obligations in the contract;
(iii)	Determination of the transaction price;
(iv)	Allocation of the transaction price to the performance obligations in the contract; and
(v)	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Revenue is recognized when the Company satisfies its performance obligation under the contract by transferring the promised product to its customer that obtains control of the product and collection is reasonably assured. A performance obligation is a promise in a contract to transfer a distinct product or service to a customer. Most of the Company’s contracts have a single performance obligation, as the promise to transfer products or services is not separately identifiable from other promises in the contract and, therefore, not distinct.

All revenue is stated net of the amount of goods and services tax.

1.14	Accrued Product Liability

The Company records accruals for product liability when deemed probable and estimable based on facts and circumstances, and prior claims experience. Accruals for product credit are valued based upon the Company’s prior claims experience, including defect goods, goods lost in transit. We have experienced insignificant amount of goods returned and claims from goods lost in transit from the past, our product liability is insignificant; therefore, management believes product liability accrual is negligible.

1.15	Income Tax

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

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through June 30, 2019. The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC Topic 740 provisions of Section 740-10-25 for the half year ended June 30, 2019.

We periodically review the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

1.16	Goods and Services Tax (GST)

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

1.17	Impairment of Long-Lived Assets

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

In accordance with the provisions of ASC Topic 360, Impairment or Disposal of Long-Lived Assets, all long-lived assets such as property and equipment and intangible assets owned and held by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

1.18	Stock-Based Compensation

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

1.19	Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing income or losses available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed similar to basic net income or losses per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares, warrants and stock options had been issued and of the additional common shares were dilutive. Diluted earnings (loss) per common share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding options and the if-converted method for the outstanding convertible preferred shares. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under if converted method, convertible outstanding instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

1.20	Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is presented net of applicable income taxes in the accompanying consolidated statements of stockholders’ equity and comprehensive income (loss). Other comprehensive income (loss) is comprised of revenues, expenses, gains, and losses that under GAAP are reported as separate components of stockholders’ equity instead of net income (loss).

1.21	Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12 Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted the amendments in this update during the current year. The Company believes the adoption did not have a material impact on its consolidated financial position and results of operations.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Financial Instruments

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” (“ASU 2016-13”). ASU 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. In November 2019, FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842).” This ASU defers the effective date of ASU 2016-13 for public companies that are considered smaller reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is planning to adopt this standard in the first quarter of fiscal 2023. The Company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13 on its consolidated financial statements.

1.22	Consolidation Accounting and Narrative

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

The Company determines the estimated useful lives and related depreciation and amortization charges for its property and equipment. The useful lives could change significantly as a result of technical innovations or some other event. The depreciation and amortization charge will increase where the useful lives are less than previously estimated lives, or technically obsolete or non-strategic assets that have been abandoned or sold will be written off or written down.

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

Convertible notes payable are analyzed at issue date to determine balance sheet classification, issue discounts or premiums, and embedded or derivative features. Embedded or derivative features are evaluated in accordance with accounting guidance for derivative securities and, if the features give rise to separate accounting, we make an election to account for the convertible notes payable at cost or at fair value. If fair value accounting is elected, on the issue date we record the difference between the issue price of the convertible notes payable and the separated embedded derivative where applicable, and their respective fair values, where applicable, as a gain or loss in the consolidated statement of operations. We re-measure the fair value at each reporting date and record again (upon a decrease in fair value) or loss (upon an increase in fair value) for the change in fair value of each separate component being the convertible note payable and the embedded derivative where applicable. Fair value is determined using a Black-Scholes valuation model with; inputs to the model include the market value of the underlying stock, a life equal to the contractual life of the notes, incremental borrowing rates that correspond to debt with similar credit worthiness, estimated volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of the notes. Following an analysis of their embedded and derivative features and a projection of the volatility of their effective interest rates under the cost method, we elected to utilize fair value accounting for the convertible notes payable, along with the separated embedded derivatives and we issued on during the years ended December 31, 2018 and 2017. Management believes the fair value method of accounting provides a more appropriate presentation of these liabilities than would be provided under the cost method.

In accordance with ASC 480 “Distinguishing Liabilities from Equity”, we record the fair value of warrants issued for the purchase of common stock as a liability since the warrants call for issuance of registered shares upon exercise, a condition that we may not be able to accommodate and which would then result in a net settlement of the warrants. Until the time the warrants are exercised or expire, the fair value is assessed at each reporting date utilizing a Black-Scholes valuation model and any change in value is recorded as a gain or loss component of other income (expense) in our consolidated statement of operations. Inputs to the valuation model are of the same nature as those used for our convertible notes payable and any separated embedded derivatives where applicable.

As such, we have written off the warrants in 2019 because between April, 2018 to June, 2018, the Company has agreed with its warrant holders to repurchase all the warrants with full payments resulting in no further obligations and liabilities thereunder.

On September 19, 2017, in conjunction with the closing of the Acquisition, we sold 15 units of securities (the “Units”) in a private placement offering (the “September 2017 Offering”), at a purchase price of $10,000 per Unit (the “Unit Offering Price”), each Unit consisting of:

(a)	one 12% senior secured convertible promissory note (the “Note”) in the face (principal) amount of $10,000; and
(b)	one warrant (the “Warrant”) exercisable for a period of five years representing the right to purchase 33,334 shares of Common Stock.

In June 2018, the company has cancelled the Note and Warrant due to the fact that:

(a)	the company did not receive the full amount of $150,000 from the noteholder and had only received $80,000;
(b)	the $80,000 that the company received was not remitted directly by the noteholder instead it came via a third party; and
(c)	instead of the full amount being received, the balance of $70,000 was used to pay for consultant services through the third party that the company did not receive any invoice for.

On November 9, 2017 we entered into a Securities Purchase Agreement with two persons, pursuant to which we sold:

(a)	convertible promissory notes dated November 9, 2017 in the aggregate principal amount of $108,000 due on November 9, 2018;
(b)	three-year Class A Warrants to purchase up to an aggregate of 102,858 shares of our common stock (subject to adjustment) at an initial exercise price of $6.00 per share (subject to adjustment); and
(c)	three-year Class B Warrants to purchase up to an aggregate of 800,000 shares of our common stock (subject to adjustment) at an initial exercise price of $7.50 per share (subject to adjustment). This convertible note was paid off on April 26, 2018.

On December 19, 2017 we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $112,500 due on August 20, 2018. This convertible note was paid off on June 12, 2018.

On January 9, 2018, we entered into a Securities Purchase Agreement with one person pursuant to which we sold a convertible promissory note in the principal amount of $83,500 due on January 9, 2019. This convertible note was paid off on June 12, 2018.

Convertible note was settled on April 26, 2018 through an issuance of 30,000 shares at USD 2.00 per share, the fair value adjustments on convertible notes have been written off in 2019 due to the early repurchase of convertible notes and warrants. There was no gain or loss resulted from the repurchase of the convertible notes and warrants.

Key Judgements

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

4.	Cash and Cash Equivalents

Cash at the end of the financial periods as shown in the statement of cash flows is reconciled to items in the balance sheets as follows:

	June 30, 2019 (Unaudited)	December 31, 2018
Cash at bank	$6,241	$22,539
Petty Cash	702	706
	$6,943	$23,245

5.	Account Receivables and Other Assets

	June 30, 2019 (Unaudited)	December 31, 2018
Current
Account Receivables	$124,023	$145,222
Deferred Expenditure	4,510	1,184
	$128,533	$146,406

Deferred expenditure represented deposits paid to supplier for order processing.

6.	Property, Plant and Equipment

	June 30, 2019 (Unaudited)	December 31, 2018	Estimated Useful Lives
Vehicles	$125,306	$131,242	5 years
Office equipment and furniture and fixtures	22,139	24,567	5 years
Low value pool	925	998	3 years
	148,370	156,807
Less: accumulated depreciation	26,524	21,917
Total, net of accumulated depreciation	$121,846	$134,890

7.	Accrued and Other Liabilities

	June 30, 2019 (Unaudited)	December 31, 2018
Current
Accrued expenses	$67,182	$109,932
Deferred income	20,911	26,471
Director’s salary	62,500	–
	$150,593	$136,403

Deferred Income represented deposits received from customers for order processing but yet to fulfill the performance obligation. Accrued director’s salary of $62,500 for the half year ended June 30, 2019 is payable to James Zhang, no accrual of director’s salary for 2018.

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

	June 30, 2019 (Unaudited)	December 31, 2018
Chattel mortgage	$120,608	$131,304
Less: current portion	(21,391)	(20,535)
	$99,217	$110,769

Maturities of long-term debt at June 30, 2019 for each of the next five years and in the aggregate, are as follows:

	June 30, 2019 (Unaudited)	December 31, 2018
Next 12 months	$30,669	$20,535
2 years	23,079	22,530
3 years	66,860	24,720
4 years	–	63,519
	$120,608	$131,304

9.	Line of credit

	June 30, 2019 (Unaudited)	December 31, 2018 (Restated)
Current
Business Loan*	$105,350	$105,931
Business Credit Card	597	881
Short-term borrowing**	80,000	80,000
	$185,947	$186,812
Non-Current
Business Loan*	$561,382	$564,478

* The Company has a total $950,000 (AUD) bank credit line (approximately $665,000 (USD) at June 30, 2019) personally guaranteed by the Company’s director and secured by real property owned by the director, available to be used for core business working capital requirements, $800,000 (AUD) of which is designated as the “mortgage loan” portion with the remaining balance of $150,000 (AUD) designated as the “business loan” portion. The mortgage loan portion of the credit line is subject to the bank’s business mortgage index rate (5.94% per annum at June 30, 2019) minus 2.23% per annum for a maximum term of 30 years from the first drawdown date, and the business loan portion of the credit line is subject to the bank’s business mortgage index rate minus 1.08% per annum for a maximum term of 15 years from the first drawdown date. The business loan at June 30, 2019, $105,194 (USD) is drawn and payable on the business loan; no drawings have been made on the mortgage loan as of the balance sheet date. Interest only is due monthly in arrears for the first 3 years from the first drawdown date for draws from the mortgage loan and from the business loan.

The “mortgage loan” was of $560,555 (2018: $564,478) previously netted off from the amount receivable from the directors, the related party. The 2018 balance has since been restated to gross up the mortgage loan and the amount receivable from the related party to better reflect the nature of the balance. These restated amounts have no impact on the financial performance, the prior period net income, accumulated deficit, net assets, or total shareholders' deficit of the Group. In addition, the Management agrees to not charge an additional margin on the loan to the related party. The interest charged reflects the market interest rate charged by the bank which is available to the officer if it were to be taken out in personal capacity.

** On September 19, 2017, pursuant to the terms of the Acquisition Agreement, all of the shares of stock of Sincerity Australia Pty Ltd. were exchanged for 45,211,047 restricted shares of our Common Stock; in conjunction with the closing of the Acquisition, we sold 15 units of securities in a private placement offering, at a purchase price of $10,000 per Unit, each Unit consisting of:

(i)	one 12% senior secured convertible promissory note in the face (principal) amount of $10,000; and
(ii)	one warrant exercisable for a period of five years representing the right to purchase 33,334 shares of Common Stock.

In June 2018, we cancelled the Note and Warrant that was sold in the Offering on September 19, 2017 due to the fact that the Company did not receive the full amount of $150,000 from the noteholder and had only received $80,000. We have classified the $80,000 as a borrowings in the books. Till this date, we have not heard from the creditor. However, it could be payable on demand.

10.	Income Tax Expense

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (“Act”) was signed into law. At June 30, 2019, the Company has not yet completed its accounting assessment for the tax effects of the enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on the existing deferred tax balances.

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

For the half year ended June 30, 2019, the operation incurred $196,700 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carrying forward has no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $124,874 on the expected future tax benefits from net operating loss carryforward as the management believes it is more likely than not that these assets will not be realized in the future.

	2019	2018
Statutory income tax rate
- Australia	27.5%	27.5%
- US	21%	21%
Profit/(loss) from continuing operations before income tax expense
- Australia	$(13,755)	$(179,718)
- US	(75,164)	1,020,139
- Hong Kong	–	(80)
	$(88,919)	$840,341
Income tax expense/(credit) at statutory rate
- Australia	$(3,783)	$(49,422)
- US	(15,754)	214,229
- Hong Kong	–	(22)
	(19,537)	164,785
Change in valuation allowance	19,783	(156,969)
Consolidated income tax expense/(income)	$246	$7,816

The Company has recorded a tax expense of $246 for the half-year ended June 30, 2019, despite reporting a loss on its Consolidated Statement of Operations for the half year 2019. The primary reason for the tax expense is the reversal of deferred tax asset, which the Company had previously recognized in relation to certain tax credits. The deferred tax asset was based on management’s estimate of the future utilization of these tax credits to reduce the Company’s income tax liability. However, during the year, management reassessed the likelihood of utilizing these tax credits in the future, and determined that it was more likely than not that the deferred tax assets would not be realized. Additionally, the Company has recorded a valuation allowance based on management’s estimates of the future profitability of the Company and the likelihood of realizing the benefits of the deferred tax assets.

11.	Accounts payables

	June 30, 2019 (Unaudited)	December 31, 2018
Amount due to related party	$25,742	$58,306
Others	166,288	47,326
	$192,030	$105,632

The amount is payable to a related party, Shanghai Sincerity Co Ltd of which the primary shareholder is the mother of James, the director

12.	Capital Commitments

There was no capital expenditure commitment at June 30, 2019.

13.	Contingencies

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations, except for the below.

There was a demand letter from CKR Law LLP (“CKR”) received in 2018 demanding payments and reimbursements which the Company is disputing. The Company has had no further correspondence with CKR since our last letter dated July 9, 2018.

14.	Related Party Transactions

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include:

•	affiliates of the Company;
•	entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity;
•	trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management;
•	principal owners of the Company;
•	management of the Company;
•	other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and
•	other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Outstanding balances with related parties

The following balances are outstanding at reporting date in relation to transactions with related parties:

	June 30, 2019 (Unaudited)	December 31, 2018 (Restated)
Loan to Zhang Family Trust	$814,880	$700,878

	Three months ended June 30,
	2019 (Unaudited)	2018
Purchase from Shanghai Sincerity Co Ltd.	$6,921	$118,936

15.	Equity

Preferred Stock

Before and during 2019, there is no Preferred Stock authorized or issued.

Common Stock

On Feb 5, 2018, the Company issued 75,000 shares of common stock at price of 1.33333/share to an investor under SPA.

On Mar 27, 2018, the company issued 75,000 shares of common stock at price of 1.33333/share to an investor under SPA.

On April 26, 2018, the company issued 30,000 shares of common stock at price of 2.00/share to an investor as part of convertible note prepayment settlement.

On May 28, 2018, the company issued 750,000 shares of common stock at price of 1.33333/share to an investor under SPA.

On Nov 13, 2018, the company did a 1000:1 reverse split. As of Dec 31, 2018, there were 50,413,334 shares outstanding.

On April 29, 2019, the company issued 73,540,000 shares of common stock at price of 0.001/share a number of non-U.S investors at a price of $0.001 per share for an aggregate of $73,540.

As of June 30, 2019, the company has authorized 290,000,000 shares with par value of $0.001, there were 73,540,000 shares newly issued and 73,590,730 shares outstanding, respectively.

16.	Events After the Reporting Period

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2019, up through the date the Company issued the audited consolidated financial statements.

There has not arisen in the interval between the end of the financial period and the date of these financial statements any other item, transaction or event of a material and unusual nature likely, in the opinion of the Directors of the Company, to affect significantly the operation of the company, the results of those operations, or the state of affairs of the company, in future financial years except for:

(a)	In August and September of 2020 the Company assigned certain debt to Infinity Fund LLC (“Infinity”) that it was unable to pay as follows: (i) $51,570, which was owed b to Shine Wing Australia Pty for auditing and review services performed for the Company, (ii) $53,796 owed to Chris Lim Accounting Solutions Pty Ltd for accounting services performed for the Company, and (iii) $7,000,000 owed to the shareholders of Simcor (Jiangsu) Materials Technology Ltd. (“SMTL”) for the acquisition of all of the outstanding shares of SMTL pursuant to a Stock Purchase Agreement and accompanying promissory note (collectively the “Assigned Debts”).

The promissory note contained an acceleration clause giving the payee the right to declare the note immediately due and payable upon nonpayment. Upon assignment of the $7,000,000, Infinity declared the promissory note in default for nonpayment triggering the acceleration clause.

We were unable to make any payments against the Assigned Debts and on November 2, 2020, Infinity filed a formal complaint against the Company in the Supreme Court of the First Judicial District of New York, Civil Branch.

The Company and Infinity entered into a Settlement Agreement in the amount of $9,236,975 plus expenses of $27,500 on August 5, 2022, the date of the fairness hearing. The Settlement Agreement allows conversions at no discount of the market price, but 30% increase in shares for interest at the time the notice given should be payable regardless of how long the debenture remains outstanding. We reserved 10,000,000 shares of our common stock with our transfer agent such that there was sufficient shares to issue upon full conversion of the Assigned Debts.

(b)	On August 20, 2020, the Group has entered into a stock purchase agreement with Simcor (Jiangsu) Materials Technology Ltd (SMTL), a company formed in the Peoples Republic of China with its registered address at No 67, Yanzhen East Rd, Niutang, Wujin, Changzhou, Jiangsu, China. SMTL is a related party of the Company as the owner of SMTL is Ms. Leping Zhang, parent of the sole director of the Company. SMTL will sell to the group 2,000,000 ordinary shares to the Group for a consideration of USD 2,500,000. SMTL also will issue and sell to the Group 5,000,000 ordinary shares for a consideration of USD 4,500,000. The Group has issued a USD 7,000,000 promissory note to the shareholder of SMTL and assigned the debt to Infinity Fund LLC for the same amount of USD 7,000,000 subject to the granting of Section 3(a)(10) of the Securities Act of 1933. The promissory note bear interest at a rate of 1% per annum. At the date of this report, the transaction is still pending settlement. The delay in closing this transaction was due to the OTC placing the Company on expect market on September 28, 2022.

(c)	Since the end of 2019, the outbreak of the novel strain of coronavirus (“COVID-19”) and the ongoing pandemic, has resulted in governments worldwide enacting various emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, border shutdowns, self-imposed quarantine periods, closing of non-essential businesses and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown. In addition, global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The Company sourced their products from manufacturers from China and the lock down imposed by the Chinese government have an adverse impact on the supply chain globally.

To date, the COVID-19 pandemic has had a material negative impact on the Group’s results of operations with reduced orders from its customers and the Group having to apply for government assistance where available.

(d)	On July 31, 2020, the board of directors of the Company amended its stock designation and the Company is authorized to issue 10,000,000 shares of Series A Preferred Stock with par value of $0.0001. Each stock is entitled to 1,000 votes of common stock without dividend rights.

On Oct 5, 2022, the Company issued 2,600,000 shares of Series A Preferred Stock to ZHANG Family Trust for proceeds of $260.

(e)	On April 27, 2020, our controlling shareholder, Zhang Family Trust, cancelled 48,079,730 shares of restricted common stock voluntarily in preparation for up-listing.

(f)	On April 6, 2022, we entered into a Securities Purchase Agreement (“SPA”) with ONE44 CAPITAL, LLC, a Nevada limited liability company (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated April 6, 2022, in the principal amount of $120,000 (the “Note”). The Note contains an original issue discount amount of $9,000 and legal fees payable to ONE44’s legal counsel of $6,000.

The maturity date of the Note is April 6, 2023 (the “Maturity Date”). The Note shall bear interest at a rate of 10% per annum, which interest may be paid by the Company to ONE44 in shares of common stock but shall not be payable until the Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment, as described in the Note. ONE44 has the option to convert all or any amount of the principal face amount of the Note, after the sixth month anniversary of the Note, and ending on the later of the Maturity Date and the date of payment of the Default Amount, as defined in the Note, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the Note shall be equal to the Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Conversion Price” shall mean 60% multiplied by the lowest trading price of the Company’s common stock as reported on the OTC Markets. Notwithstanding the foregoing, ONE44 shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by ONE44 and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

We have the right to prepay the Note within 60 days of the issuance date at a premium of 120% of all amounts owed to Purchaser and at a premium of 135% if prepaid more than 61 days but less than 120 days following the issuance date, and at a premium of 145% if prepaid more than 121 days but less than 180 days. We have no right to prepay the Note more than 180 days after the issuance date.

(g)	On May 4, 2022, we entered into a Securities Purchase Agreement (“SPA”) with 1800 DIAGONAL LENDING LLC, a Virginia limited liability company, f/k/a Sixth Street Lending, LLC (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated May 4, 2022, in the principal amount of $68,750 (the “Note”). The Note contains legal fees payable to Purchaser’s legal counsel of $3,000 and to Purchaser a due diligence fee of $750.

The term sheet also includes optional additional tranches of financing of up to $900,000 during the term of the note subject to further agreement with the purchaser.

The maturity date of the Note is May 4, 2023 (the “Maturity Date”). The Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to Purchaser in shares of common stock but shall not be payable until the Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment, as described in the Note. Purchaser has the option to convert all or any amount of the principal face amount of the Note, after the sixth month anniversary of the Note, and ending on the later of the Maturity Date and the date of payment of the Default Amount, as defined in the Note, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the Note shall be equal to the Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Conversion Price” shall mean 65% multiplied by the lowest trading price of the Company’s common stock as reported on the OTC Markets. Notwithstanding the foregoing, Purchaser shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Purchaser and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

We have the right to prepay the Note within 60 days of the issuance date at a premium of 120% of all amounts owed to Purchaser and at a premium of 125% if prepaid more than 61 days but less than 91 days following the issuance date, and at a premium of 130% if prepaid more than 91 days but less than 180 days. After the expiration of the Prepayment Periods set forth above, we may submit an Optional Prepayment Notice to the Purchaser. Upon receipt by the Purchaser of the Optional Prepayment Notice post Prepayment Periods, the prepayment shall be subject to the Purchaser’s and our agreement with respect to the applicable Prepayment Percentage.

(h)	On June 17, 2022, we entered into a Securities Purchase Agreement (“SPA”) with 1800 DIAGONAL LENDING LLC, a Virginia limited liability company, f/k/a Sixth Street Lending, LLC (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, dated May 4, 2022, in the principal amount of $54,250 (the “Note”). The Note contains legal fees payable to Purchaser’s legal counsel of $3,000 and to Purchaser a due diligence fee of $1,250.

The maturity date of the Note is June 17, 2023 (the “Maturity Date”). The Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to Purchaser in shares of common stock but shall not be payable until the Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment, as described in the Note. Purchaser has the option to convert all or any amount of the principal face amount of the Note, after the sixth month anniversary of the Note, and ending on the later of the Maturity Date and the date of payment of the Default Amount, as defined in the Note, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the Note shall be equal to the Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Conversion Price” shall mean 65% multiplied by the lowest trading price of the Company’s common stock as reported on the OTC Markets. Notwithstanding the foregoing, Purchaser shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Purchaser and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

We have the right to prepay the Note within 60 days of the issuance date at a premium of 120% of all amounts owed to Purchaser and at a premium of 125% if prepaid more than 61 days but less than 91 days following the issuance date, and at a premium of 130% if prepaid more than 91 days but less than 180 days. After the expiration of the Prepayment Periods set forth above, we may submit an Optional Prepayment Notice to the Purchaser. Upon receipt by the Purchaser of the Optional Prepayment Notice post Prepayment Periods, the prepayment shall be subject to the Purchaser’s and our agreement with respect to the applicable Prepayment Percentage.

(i)	On Mar 29, 2022, we entered into an agreement with SRAX, Inc, with an address at 2629 Townsgate Road, Suite 215, Westlake Village, CA 91361 (“Company”), pursuant to which we purchased the company’s platform (sequire) service and digital investor relations service, for an aggregate amount of $200,000. Fully paid by our restricted shares, issued on April 12, 2022 in the amount of 253,163 shares priced at 0.79/share.

(j)	On June 21, 2022, we entered into an agreement with John J Stewart, an individual located at 565 Fareham Court Castle Rock CO 80104 (The “consultant”), effective from July 1, 2022, pursuant to which we purchased the consultant’s service of corporate advisory activities relating to its up-listing from the OTC Markets to a major stock exchange in the United States, including, but not limited to, introduce to the company Family Offices, Investment Banking firms, Accredited Investors and other Investment Entities; and any other consulting or advisory services. The consultant will be paid with 20,000 restricted shares monthly for 6 months.

(k)	On June 22, 2022, we entered into an agreement with John J Stewart, an individual located at 565 Fareham Court Castle Rock CO 80104 (The “consultant”), effective from July 1, 2022, pursuant to which we purchased the consultant’s service of investor awareness including but not limited to, Telephone communications, social media, email distribution, meetings with personnel and any other forms of remote correspondence. The consultant will be paid $58,000 as initial payment and be reimbursed with an estimated cost between $4,000 to $15,000 monthly. The consultant is not a Registered Broker Dealer, and he does not represent himself nor conduct himself as a Broker Dealer in any transaction. The consultant does not offer investment advice and any Funding brought to companies is funding from Accredited Investors, as per SEC Rule 501. The consultant is acting as a Finder for the transaction for introductory purposes only.

(l)	On September 27,2022, the company entered into an agreement with B D Pacific Pty Ltd. (“BDPPL” or the "Company"), a company formed in Australia (ACN: 608 421 683) with its registered address at PO BOX 444, KENT TOWN DC SA 5071, Australia, pursuant to which we agree to acquire 100% of ownership with business performance-based warrants to the current shareholders and management.

As part of the agreement entered on September 27, 2022, we agree to purchase additional 1,000 newly issued shares of BDPPL at price of USD 500,000, which will be injected into the fully owned subsidiary, BDPPL, as working capital post-closing.

(m)	September 28, 2022, the Company was downgraded to the Expert Trading Market under SEC Rule 15c2-11. Quotations in Expert Market securities are restricted from public viewing. Only broker-dealers and professional or sophisticated investors are permitted to view quotations in Expert Market securities.

(n)	On November 3, 2022, the company borrowed USD 10,000 with interest rate of 15% per 90 days from Lewis L. Rich of 508 Westwood Bay Dr. Seneca, SC 29672 USA. USA. The collateral used for the borrowing is a motor vehicle that is valued at USD 90,000 at the time.

On November 3, 2022, the company borrowed USD 30,000 with interest rate of 15% per 90 days from John J Stewart of 565 Fareham Court, Castle, Co. 80104 USA. The collateral used is for the borrowing is a motor vehicle that is valued at USD 90,000 at the time.

(o)	On November 23, 2022, the company borrowed USD 10,000 with interest rate of 15% per 90 days from John J Stewart of 565 Fareham Court, Castle, Co. 80104 USA. The collateral used is for the borrowing is a motor vehicle that is valued at USD 90,000 at the time.

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

Company Overview

Through our wholly owned subsidiary, Sincerity Australia Pty Ltd (“SAPL”), we primarily operate as a distributor and reseller of applied materials, particularly plastics, with an extensive network in China of high-quality suppliers for a wide range of both basic and high application polymer products ranging from generic construction materials to high end breathable stretch film and antibacterial sheeting. SAPL is based in Melbourne, Australia and distributes to a number of larger resellers and end users, including Visy Industries (trading as Pratt Group America in the USA), one of the world’s largest packaging and recycling groups.

SAPL’s business was commenced in 2009 by James Zhang, our Chairman, President and Chief Executive Officer and the son of the founder of (i) Changzhou Sincerity Plastics and Chemicals Technology Ltd. (“Sincerity China”), a well-established plastics and applied materials manufacturer with a 20-year operating history, based in Changzhou, China, and (ii) Shanghai Sincerity Co. Ltd., a Shanghai, China based company through which most of the products we purchase from Sincerity China are sourced and sold to us. SAPL originally commenced operations by supplying basic extruded plastic components (mouldings, auto interior components, kitchen splash backs etc.) to the Australian auto, retail and construction industries. In 2015, SAPL began importing specialty high quality plastic trays and film for use in fresh food packaging and distribution. The first major customer for this business was the Propac Group, leading supplier of plastic packaging materials to Coles, one of Australia’s 2 dominant supermarket chains.

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

		Three months ended June 30,		Six months ended June 30,
	Note	2019 $ (Unaudited)	2018$	2019 $ (Unaudited)	2018$
Revenue
Sales		161,005	258,688	396,059	734,601
Cost of sales		(122,351)	(234,155)	(350,609)	(687,163)
Gross profit		38,654	24,533	45,450	47,438

Operating expenses
Depreciation and amortization		2,335	6,265	4,753	12,773
Selling, general and administrative expenses		6,285	40,223	19,347	68,005
Employee expenses		–	–	62,500	24,697
Professional service fees		27,481	(203,385)	46,492	173,222
Repairs and maintenance		–	31	–	31
Total operating expenses		36,101	(156,866)	133,092	278,728

Income / (Loss) from operations		2,553	181,399	(87,642)	(231,290)

Other income/(expenses)
Other income		14,411	5,741	28,844	11,129
Interest expense		(11,335)	(105,422)	(22,804)	(233,751)
Other Finance Gain		–	624,654	–	614,679
Discount on Convertible note		–	407,271	–	320,527
Loss on derivative financial instrument		–	(153,723)	–	(23,469)
Fair value adjustment of Warrant liabilities		–	439,448	–	409,173
Foreign currency transaction loss		(7,451)	(19,821)	(7,317)	(26,657)
Total other income/ (expenses)		(4,375)	1,198,148	(1,277)	1,071,631
Income/(Loss) from continuing operations before income tax expenses		(1,822)	1,379,547	(88,919)	840,341

Income tax benefit/(expense)		(4,207)	38,134	(246)	(7,816)

Net income/(Loss) after income tax expense for the period		(6,030)	1,417,681	(89,165)	832,525

Other comprehensive income /(loss)
Exchange differences arising on translation of foreign operations		(1,106)	22,663	(1,106)	36,373
Other comprehensive income/(loss)		(1,106)	22,663	(1,106)	36,373

Total comprehensive income/(Loss) for the period		(7,136)	1,440,344	(90,271)	868,898

Net (loss)/gain per share
Basic and diluted		–	0.03	–	0.02
Weighted average number of common stock outstanding
Basic and diluted		73,590,730	49,932,015	73,590,730	49,731,704

Revenues

Revenue was $396,059 for the six months ended June 30, 2019, compared to $734,601 for the six months ended June 30, 2018, a decrease of $338,542. The decrease can be attributed to timing and quantity of orders by our customers and the type of products they purchase, which can vary in margin.

Selling, general and administrative expenses

Selling, general and administrative expenses was $19,347 for the six months ended June 30, 2019, compared to $68,005 for the six months ended June 30, 2018. In the six months ended June 30, 2018, international travels were undertaken for financing and operating matters that did not take place in the six months ended June 30, 2019.

Employee expenses

Director’s salary was accrued for the six months ended June 30, 2019, with the amount of $62,500.

Professional service fees

Professional service fees were $46,492 for the six months ended June 30, 2019, compared to $173,222 for the six months ended June 30, 2018. The $46,492 for the six months ended June 30, 2019 relates to professional service fees incurred relating to its operating activities.

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

Liquidity and Capital Resources

As at June 30, 2019, we had a working capital deficit of $414,485 compared with a working capital deficit of $279,733 as at June 30, 2018.

Our primary uses of cash have been for operations. The main sources of cash have been from sales of our products to our customers.

The Company believes that cash flow from operations will be sufficient to sustain its current level of operations for at least the next three months of operations.

As of June 30, 2019, we had cash and cash equivalent of approximately $6,943, which might not be sufficient to fund our operating and capital needs in the short term. The Company has been seeking funding from various sources as discussed below:

(i)	The company has the ability to raise fund through private placements or convertible notes and has had prior success. The company is currently in discussion with financiers to raise more fund;
(ii)	The company is expected to increase its revenue by launching new products line during the year;
(iii)	The company constantly reduced costs to improve its financial performance.

In the six months ended June 30, 2019, the net cash provided by operating activities primarily reflects the loss from operations of approximately $89,165 with approximately $119,391 in changes in operating assets and liabilities, offset by non-cash items of approximately $13,419 and amortization and depreciation of approximately $4,753 that had no effect on cash flows.

Net cash used for investing activities of approximately $nil and $nil for the six months ended June 30, 2019 and six months ended June 30, 2018, respectively.

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

There was a demand letter from CKR Law LLP (“CKR”) received in 2018 demanding payments and reimbursements which the Company is disputing. The Company has had no further correspondence with CKR since our last letter dated July 9, 2018.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no unregistered sales of equity securities during the period covered by this report that were not previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

This Form 10-Q/A for the 3 months ended June 30, 2019 has been reviewed by its independent auditor, J&S Associate PLT.

Item 6. Exhibits

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

SINCERITY APPLIED MATERIALS HOLDINGS CORP.

April 27, 2023	By:	/s/ Yiwen Zhang
Yiwen Zhang President, Chief Executive Officer, Chief Financial Officer and sole Director

